Form 10-Q
period 2005-06-30
ICON Leasing Fund Eleven, LLC
filed 2005-08-10
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                    June 30, 2005
                       ---------------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_______________


Commission File Number                               333-121790
                       ---------------------------------------------------------

                          ICON Leasing Fund Eleven, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  35-2193184
--------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, New York, New York                    10011-1505
--------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

                                 (212)418-4700
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

                          ICON Leasing Fund Eleven, LLC
                                      Index




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    Balance Sheet at June 30, 2005 (Unaudited)                                                  3

    Statement of Operations For The Period From May 6, 2005
      (Commencement of Operations) Through June 30, 2005 (Unaudited)                            4

    Statement of Changes in Members' Equity For The Period From May 6, 2005
      (Commencement of Operations) Through June 30, 2005 (Unaudited)                            5

    Statement of Cash Flows For The Period from May 6, 2005
      (Commencement of Operations) Through June 30, 2005 (Unaudited)                            6

    Notes to Financial Statements (Unaudited)                                                 7-9

Item 2.  Manager's Discussion and Analysis and Plan of Operation                            10-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            13

Item 4.  Controls and Procedures                                                               13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                           14

Item 3.  Defaults Upon Senior Securities                                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                                   14

Item 5.  Other Information                                                                     14

Item 6.  Exhibits                                                                              14

    Signatures                                                                                 15

    Certifications                                                                          16-19


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS

 Cash and cash equivalents                                       $   23,637,404
                                                                 ==============


                         LIABILITIES AND MEMBERS' EQUITY

 Accrued offering expenses                                       $      323,262
 Due to Manager                                                         122,204
                                                                 --------------

    Total liabilities                                                   445,466
                                                                 --------------

 Commitments and contingencies

 Members' equity:
    Manager (one share outstanding, $1,000 per share original
      issue price)                                                         (631)
    Additional Members (26,998.74145 shares outstanding,
      $1,000 per share original issue price)                         23,192,569
                                                                 ---------------

 Total members' equity                                               23,191,938
                                                                 --------------

 Total liabilities and members' equity                           $   23,637,404
                                                                 ==============

See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                             Statement of Operations
   Period From May 6, 2005 (Commencement of Operations) Through June 30, 2005
                                   (Unaudited)


 Revenue:
    Interest income                                              $      2,296
                                                                 ------------

 Expenses:
    Administrative expense reimbursement - Manager                    122,204
    General and administrative                                            160
                                                                 ------------

      Total expenses                                                  122,364
                                                                 ------------

 Net loss                                                        $   (120,068)
                                                                 ============

 Net loss allocable to:
    Additional Members                                           $   (118,867)
    Manager                                                            (1,201)
                                                                 ------------

                                                                 $   (120,068)
                                                                 ============

 Weighted average number of additional
   member shares outstanding                                           11,156
                                                                 ============

 Net loss per weighted average
   additional member share                                       $     (10.65)
                                                                 ============


See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                     Statement of Changes in Members' Equity
   Period From May 6, 2005 (Commencement of Operations) Through June 30, 2005
                                   (Unaudited)


                              Additional Members' Distributions
                                (Per weighted average share)
                                      Return of   Investment      Additional        Managing
                                       Capital     Income           Members          Member          Total
                                       -------     ------           -------          ------          ------

Balance, May 6, 2005                                            $       1,000   $       1,000   $        2,000

 Proceeds from issuance of additional
    member shares (26,997.74145)                                   26,997,741           -            26,997,741
 Sales and offering expenses                                       (3,644,695)          -            (3,644,695)
 Cash distributions to members       $   (3.82)  $     -              (42,610)           (430)          (43,040)
 Net loss                                                            (118,867)         (1,201)         (120,068)
                                                                -------------   -------------   ---------------

Balance, June 30, 2005                                          $  23,192,569   $        (631)  $    23,191,938
                                                                =============   =============   ===============


See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                             Statement of Cash Flows
   Period From May 6, 2005 (Commencement of Operations) Through June 30, 2005
                                   (Unaudited)


 Cash flows from operating activities:

    Net loss                                                 $    (120,068)
      Changes in operating assets and liabilities:
        Due to Manager                                             122,204
                                                             -------------

 Net cash provided by operations:                                    2,136
                                                             -------------

 Cash flows from financing activities:
    Issuance of additional member shares, net of sales and
       offering expenses paid                                   23,353,046
    Accrued offering expenses                                      323,262
    Cash distributions to members                                  (43,040)
                                                             -------------

 Net cash provided by financing activities                      23,633,268
                                                             -------------

 Net increase in cash and cash equivalents                      23,635,404

 Cash and cash equivalents, beginning of the period                  2,000
                                                             -------------

 Cash and cash equivalents, end of the period                $  23,637,404
                                                             =============


See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying financial statements of ICON Leasing Fund Eleven, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results for the full year.

(2)    Organization

     The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first additional members. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2024, unless terminated sooner.

     ICON Capital Corp. (the "Manager") is a Connecticut corporation. The Manager will manage and control the business affairs of the LLC's equipment leases and financing transactions under the terms of a limited liability company agreement with the LLC. Additionally, the Manager has a 1% ownership interest in the LLC.

     The LLC is currently in its offering period which began in April 2005 and is anticipated to end during April 2007. The initial capitalization of the LLC was $2,000 on December 17, 2004 which consisted of $1,000 from the Manager and $1,000 for a single additional member share from an officer of the Manager. The LLC is offering membership interests with the current intention of raising up to $200,000,000 of capital.

     The LLC had its initial closing on May 6, 2005 (Commencement of Operations) with the sale of 1,200 membership interests representing $1,200,000 of capital contributions. From May 7, 2005 through June 30, 2005, the LLC has sold an additional 25,797.74145 membership interests representing $25,797,741 of capital contributions. Beginning with the commencement of operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are a reduction of the LLC's equity.

     With the proceeds from membership interests sold, the LLC intends to invest in equipment subject to lease and in residual ownership rights in leased equipment.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the Additional Members and 1% to the Manager until each Additional Member has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the Additional Members and 10% to the Manager.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(3)    Summary of Significant Accounting Policies

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The LLC periodically evaluates the credit worthiness of the institution and has not experienced any losses on such deposits.

     Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as defined in its LLC agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the LLC agreement.

     Per Unit Data

     Net income and distributions per share are based upon the weighted average number of additional member shares outstanding during the period. The weighted average number of additional member shares outstanding is calculated as if operations commenced on May 6, 2005.

     Income Taxes

     The LLC is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the members.

(4)    Transactions with Related Parties

     The LLC has entered into certain agreements with the Manager and ICON Securities Corp., whereby the LLC pays certain fees and reimbursements to those parties. ICON Securities Corp. is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

     In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the LLC or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the transactions. In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC's operations.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(4)    Transactions with Related Parties - continued

     From May 6, 2005 (Commencement of Operations) through June 30, 2005, the LLC has raised $26,997,741 of capital contributions. For the period from May 6, 2005 (Commencement of Operations) through June 30, 2005, the LLC has paid sales commissions to unrelated third parties of $2,159,624, underwriting commissions to ICON Securities Corp. of $539,955 and organizational and offering fees to the Manager of $944,921. Of these amounts, the LLC has accrued $277,706 in sales commissions, $16,494 in underwriting commissions and $28,864 for organizational and offering fees at June 30, 2005. For the period from May 6, 2005 to June 30, 2005, the LLC accrued $122,204 for administrative expense reimbursements due to the Manager.

     From July 1, 2005 through July 31, 2005, the LLC has raised an additional $14,372,389 of capital contributions. For the period from July 1, 2005 through July 31, 2005 the LLC has paid or accrued sales commissions to unrelated third parties of $1,423,961, underwriting commissions to ICON Securities Corp. of $287,448 and organizational and offering fees paid to the Manager of $503,034.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliate was as follows for the period from May 6, 2005 (Commencement of Operations) through June 30, 2005:

 Organization and offering fees (1)                   $     944,921
 Underwriting commissions (1)                               539,955
 Administrative expense reimbursements (2)                  122,204
                                                      -------------

                                                      $   1,607,080
                                                      =============

     (1)  Charged directly to members' equity.

     (2)  Charged directly to operations.

Item 2.  Manager's Discussion and Analysis and Plan of Operation

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms refer to ICON Leasing Fund Eleven, LLC.

     Our Manager is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager will manage and control the business affairs of our equipment leases and financing transactions under the terms of a limited liability company agreement.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on December 2, 2004. We began active operations on May 6, 2005 with the initial admission of additional members. We will primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next five years. This time frame is called the "reinvestment period," which we may extend, at our discretion, up to an additional three years. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period".

     If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the Manager will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period within three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold their membership interests for at least 10 years from the time they invest.

     We anticipate substantially all of our recurring operating cash flows to be generated from the "income" leases in our portfolio. On a monthly basis, we will deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the additional members.

     Results of Operations for the Period from May 6, 2005 (Commencement of Operations) Through June 30, 2005

     We are currently in our offering period. From May 6, 2005 through June 30, 2005, we have sold 26,997.74145 membership interests representing $26,997,741 of capital contributions. The minimum offering of $1,200,000 was achieved on May 6, 2005 (Commencement of Operations), and the $10,000,000 minimum offering for Pennsylvania was achieved on May 26, 2005. Beginning with the commencement of operations, we have been paying sales commissions incurred to third parties, and various fees to the Manager and ICON Securities Corp., its affiliate, as outlined in our prospectus. These sales commissions and fees paid to the Manager and its affiliate are a reduction of our equity. We accrued administrative fees in the amount of $122,204 due to the Manager which are charged directly to operations.

     At July 31, 2005, we have sold 41,370.13052 membership interests representing $41,370,131 of capital contributions. From May 6, 2005 (Commencement of Operations) through July 31, 2005, we have admitted 1,413 Additional Members.

     Liquidity and Capital Resources

     Our Manager anticipates that we will continue to sell membership interests and expects to continue to admit additional members. We are currently seeking to utilize the funds raised to invest in equipment subject to lease and in residual ownership rights in leased equipment and establish a cash reserve.

     Since Commencement of Operations, we have paid and accrued sales commissions incurred to third parties and various fees to the Manager and its affiliate. For the period from May 6, 2005 (Commencement of Operations) through June 30, 2005, we paid and accrued sales commissions of $2,159,624 to unrelated third parties. For the period from May 6, 2005 (Commencement of Operations) through June 30, 2005, we paid and accrued $539,955 to ICON Securities Corp., an affiliate of the Manager, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all shares to the additional members. For the period from May 6, 2005 (Commencement of Operations) through June 30, 2005, we paid and accrued $944,921 to our Manager, who is entitled to receive a fee, as detailed in the prospectus, for organizational and offering expenses. For the period from May 6, 2005 (Commencement of Operations) we accrued $122,204 due to our Manager, as detailed in the prospectus, for administrative expense reimbursements.

     Distributions

     We pay monthly distributions to our members beginning with the first month after the additional members' admission through the termination of the operating period. We paid distributions to additional members totaling $42,610 for the period from May 6, 2005 (Commencement of Operations) through June 30, 2005. Additionally, the Manager was paid distributions of $430 for the period from May 6, 2005 (Commencement of Operations) through June 30, 2005.

     Risks and Uncertainties

     At June 30, 2005, except as listed below, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

o We and our affiliates are engaged directly and indirectly in the business of acquiring equipment subject to lease. Our affiliates may have investment objectives similar to ours and may be in a position to acquire the same equipment at the same time as us. As a result, we may compete with our affiliates for leases and such leases may be allocated to our affiliates instead of us. Any decisions regarding conflicts in allocating leases among us and our affiliates will be made by an investment committee taking into consideration such things as whether:

     o the required cash investment is greater than the cash available for investment and the length of time each business has been seeking investments;

     o    the  amount of debt to be  incurred  or assumed  from the  prospective
          transaction   would  result  in  total   indebtedness  that  is  above
          acceptable levels for the business;

     o the type or geographic location of the equipment would result in a concentration in the business that is above acceptable levels;

     o the lease expiration date is beyond the date by which the existence of the businesses will end;

     o the lessee's credit quality satisfies the objectives of the business, including whether the addition of such lessee would result in credit concentration that is above acceptable levels for the business; and

     o the amount and timing of any scheduled rental income facilitates the cash distribution objectives of the business.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, will be exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) to be owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we will manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt will be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases will be assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we will therefore be exposed to interest rate risk until fixed rate financing is arranged or we enter into interest rate swaps. In situations where we will have floating interest rates our risk management policy is to hedge the floating interest rate risks with an interest rate swap thereby creating a fixed interest rate.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, our Manager hired a new senior vice president of accounting and our Manager is in the process of seeking additional accounting staff in order to better effectuate our internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosures included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     From May 6, 2005 (Commencement of Operations) through June 30, 2005, we have raised $26,997,741 of capital contributions. For the period from May 6, 2005 (Commencement of Operations) through June 30, 2005, we have paid or accrued sales commissions to unrelated third parties of $2,159,624, underwriting commissions to ICON Securities Corp., an affiliate of our Manager, of $539,955 and organizational and offering fees paid to our Manager of $944,921.

     From July 1, 2005 through July 31, 2005, we have raised an additional $14,372,389 of capital contributions. For the period from July 1, 2005 through July 31, 2005, we have paid or accrued sales commissions to unrelated third parties of $1,423,961, underwriting commissions to ICON Securities Corp., an affiliate of our Manager, of $287,448 and organizational and offering fees to our Manager of $503,034.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the second quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Eleven, LLC (Registrant) By its Manager, ICON Capital Corp.

Date: August 10, 2005      /s/ Beaufort J.B. Clarke
                           Beaufort J.B. Clarke
                           Chairman, Chief Executive Officer and Director

Date: August 10, 2005      /s/ Thomas W. Martin
                           Thomas W. Martin
                           Executive Vice President and Director
                          (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Leasing Fund Eleven, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 10, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Leasing Fund Eleven, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 10, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of ICON Leasing Fund Eleven, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period from May 6, 2005 through June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Leasing Fund Eleven, LLC.

Date: August 10, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of ICON Leasing Fund Eleven, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period from May 6, 2005 through June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Leasing Fund Eleven, LLC.

Date: August 10, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.