Form 10-Q
period 2005-09-30
ICON Leasing Fund Eleven, LLC
filed 2005-11-14
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                      September 30, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from   ______________________________to_____________________



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

                                 (212) 418-4700
               Registrant's telephone number, including area code


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                          ICON Leasing Fund Eleven, LLC
                                      Index


PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

          Balance Sheet at September 30, 2005 (Unaudited)                                  3

          Statement of Operations for the Three Months Ended September 30, 2005
           and for the Period from May 6, 2005 (Commencement of Operations)
            through September 30, 2005 (Unaudited)                                         4

          Statement of Changes in Members' Equity for the Period from May 6,
           2005 (Commencement of Operations) through September 30, 2005
           (Unaudited)                                                                     5

          Statement of Cash Flows for the Period from May 6, 2005 (Commencement
           of Operations) through September 30, 2005 (Unaudited)                           6

         Notes to Financial Statements (Unaudited)                                       7-11

     Item 2.  Manager's Discussion and Analysis of Financial Condition
               and Plan of Operations                                                   12-15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  16

     Item 4.  Controls and Procedures                                                     16

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 17

     Item 3.  Defaults Upon Senior Securities                                             17

     Item 4.  Submission of Matters to a Vote of Security Holders                         17

     Item 5.  Other Information                                                           17

     Item 6.  Exhibits                                                                    17

         Signatures                                                                       18

         Certifications                                                                19-22

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS



 Cash and cash equivalents                                      $   59,645,084
 Restricted cash                                                     2,094,209
 Other assets, net                                                      25,156
                                                                ---------------

    Total assets                                                $   61,764,449
                                                                ==============


                         LIABILITIES AND MEMBERS' EQUITY

 Due to Manager                                                 $      497,669
                                                                --------------

 Commitments and contingencies

 Members' equity:
    Manager (one share outstanding, $1,000 per share original
 issue price)                                                          (10,967)
    Additional Members (71,957.99 shares outstanding,
 $1,000 per share original issue price)                             61,277,747
                                                                --------------

 Total members' equity                                              61,266,780
                                                                --------------

 Total liabilities and members' equity                          $   61,764,449
                                                                ==============

See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                            Statements of Operations
                                   (Unaudited)

                                                                           May 6, 2005
                                                                        (Commencement of)
                                                                           Operations)
                                                  Three Months Ended         Through
                                                  September 30, 2005    September 30, 2005
                                                  ------------------    ------------------
 Revenue:
    Interest income                                  $   186,358        $        188,654
                                                     ------------       ----------------

 Expenses:
    Administrative expense reimbursement - Manager        407,772                529,976
    Amortization expense                                    1,094                  1,094
    General and administrative                             25,188                 25,348
                                                     ------------       ----------------

      Total expenses                                      434,054                556,418
                                                     ------------       ----------------

 Net loss                                            $   (247,696)      $        (367,764)
                                                     ============       ================

 Net loss allocable to:
    Additional Members                               $   (245,219)      $       (364,086)
    Manager                                                (2,477)                (3,678)
                                                     -------------      ----------------

                                                     $   (247,696)      $       (367,764)
                                                     =============      ================

 Weighted average number of additional
 member shares outstanding                                 44,120                 30,247
                                                     ============       ================

 Net loss per weighted average
 additional member share                             $      (5.56)      $         (12.04)
                                                     ============       ================

See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                     Statement of Changes in Members' Equity
 Period From May 6, 2005 (Commencement of Operations) through September 30, 2005
                                   (Unaudited)


                                       Additional Member    Additional      Managing
                                          Shares            Members          Member         Total
                                          ------            -------          ------         -----


 Balance, May 6, 2005                            1.00  $         1,000   $        1,000   $      2,000

 Proceeds from issuance of additional
    member shares                           71,957.99       71,957,993              -       71,957,993
 Refund of additonal members share              (1.00)          (1,000)             -           (1,000)
 Sales and offering expenses                         -      (9,494,221)             -       (9,494,221)
 Cash distributions to members                       -        (821,939)          (8,289)      (830,228)
 Net loss                                            -        (364,086)          (3,678)      (367,764)
                                        -------------- ----------------  ---------------  -------------

 Balance, September 30, 2005                71,957.99  $    61,277,747   $      (10,967)  $ 61,266,780
                                        =============  ================  ===============  ============




See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                             Statement of Cash Flows
 Period From May 6, 2005 (Commencement of Operations) through September 30, 2005
                                   (Unaudited)


 Cash flows from operating activities:
    Net loss                                                  $     (367,764)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Amortization                                                       1,094
    Changes in operating assets and liabilities:
 Due to General Partner and affiliates, net                          497,669
                                                              --------------

 Net cash provided by operations                                     130,999
                                                              --------------

 Cash flows from financing activities:
    Issuance of additional member shares, net of sales and
      offering expenses paid                                      62,463,772
    Additional member refunds                                         (1,000)
    Other assets, net                                                (26,250)
    Increase in restricted cash                                   (2,094,209)
    Cash distributions to members                                   (830,228)
                                                              ---------------

 Net cash provided by financing activities                        59,512,085
                                                              ---------------

 Net increase in cash and cash equivalents                        59,643,084
 Cash and cash equivalents, beginning of the period                    2,000
                                                              --------------

 Cash and cash equivalents, end of the period                 $   59,645,084
                                                              ==============



See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     ICON Capital Corp. (the "Manager") is a Connecticut corporation. The Manager will manage and control the business affairs of the LLC's equipment leases and financing transactions under the terms of a limited liability company agreement with the LLC, (the "LLC agreement"). Additionally, the Manager has a 1% ownership interest in the LLC.

     The LLC is currently in its offering period which began in April 2005 and is anticipated to end during April 2007. The initial capitalization of the LLC was $2,000 on December 17, 2004 which consisted of $1,000 from the Manager and $1,000 for a single additional member interest from an officer of the Manager. At September 30, 2005, the LLC refunded the $1,000 for the additional member interest to the officer of the Manager. The LLC is offering membership interests with the current intention of raising up to $200,000,000 of capital.

     The LLC had its initial closing on May 6, 2005 (Commencement of Operations) with the sale of 1,200 membership interests representing $1,200,000 of capital contributions. From May 7, 2005 through September 30, 2005, the LLC has sold an additional 70,757.99 membership interests representing $70,757,993 of capital contributions. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction of the LLC's equity.

     With the proceeds from membership interests sold, the LLC intends to invest in equipment subject to lease and in residual ownership rights in leased equipment.

     Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the Additional Members and 1% to the Manager until each Additional Member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the Additional Members and 10% to the Manager.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     Restricted Cash

     Restricted cash is cash that is committed for a particular purpose and not available for the operations of the LLC.

     Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as defined in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the LLC Agreement. Additional members are required to hold their shares for at least one year before redemptions will be permitted.

     Per Unit Data

     Net loss and distributions per share are based upon the weighted average number of additional member shares outstanding during the period. The weighted average number of additional member shares outstanding is calculated as if operations commenced on May 6, 2005.

     Income Taxes

     The LLC is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

(4)    Transactions with Related Parties

     The LLC has entered into certain agreements with the Manager and ICON Securities Corp. whereby the LLC pays certain fees and reimbursements to those parties. The Manager is entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% on capital raised between $50,000,001 to less than $100,000,000 and 1.5% on capital raised over $100,000,000. ICON Securities Corp. is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                               September 30, 2005
                                   (Unaudited)

(4)    Transactions with Related Parties - continued

     In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the LLC or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the equipment acquired. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     From May 6, 2005 (Commencement of Operations) through September 30, 2005, the LLC has raised $71,957,993 of capital contributions. During this time period the LLC has paid and accrued sales commissions to unrelated third parties of $5,756,111, underwriting commissions to ICON Securities Corp. of $1,439,160 and organizational and offering fees to the Manager of $2,298,950. Of these amounts, $39,954 in underwriting commissions and $49,943 for organizational and offering fees have been accrued as of September 30, 2005.

     For the period from May 6, 2005 to September 30, 2005, the LLC paid and accrued $529,976 for administrative expense reimbursements to the Manager. Of this amount $407,772 was accrued as of September 30, 2005.

     From October 1, 2005 through October 31, 2005, the LLC has raised an additional $10,809,386 of capital contributions. During this time period the LLC has paid or accrued sales commissions to unrelated third parties of $864,401, underwriting commissions to ICON Securities Corp. of $216,188 and organizational and offering fees to the Manager of $270,235.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows for the period from May 6, 2005 (Commencement of Operations) through September 30, 2005:



  Organizational and offering fees (1)            $   2,298,950
  Underwriting commissions (1)                        1,439,160
  Administrative expense reimbursements (2)             529,976
                                                  -------------

                                                  $   4,268,086


(1) Charged directly to members' equity.
(2) Charged directly to operations.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                               September 30, 2005
                                   (Unaudited)

(5)    Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and ICON Income Fund Ten, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers are jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7% at September 30, 2005). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2005. If the Borrowers become non-compliant with any of the terms and conditions of the Agreement the Borrowers may not declare or pay any distributions to investors.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. The LLC has established an interest bearing cash account with the Lender totaling $2,094,209 at September 30, 2005, which satisfies the Lenders cash reserve requirement.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                               September 30, 2005
                                   (Unaudited)

(5)    Revolving Loan Facility - continued

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility, to which the LLC was not a party.

     Aggregate borrowings by all Borrowers under the Facility amounted to $10,471,046 at September 30, 2005. The LLC currently has no borrowings under the Facility.

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

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next five years. This time frame is called the "operating period," which we may extend, at our discretion, up to an additional three years. After the "operating period," we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period".

     If we believe it would benefit investors to reinvest our cash flow in equipment during the liquidation period, we may do so, but the Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the operating period, but it may take longer to do so. Accordingly, an investor should expect to hold their membership interests for at least ten years from the time they invest.

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

     Economic Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace.

     In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Results of Operations for the Period from May 6, 2005 (Commencement of Operations) through September 30, 2005

     We are currently in our offering period. From May 6, 2005 through September 30, 2005, we have sold 71,957.99 additional membership interests representing $71,957,993 of capital contributions. The minimum offering of $1,200,000 was achieved on May 6, 2005 (Commencement of Operations), and the $10,000,000 minimum offering for Pennsylvania was achieved on May 26, 2005. Beginning with the Commencement of Operations, we have been paying sales commissions incurred to third parties, and various fees to the Manager and ICON Securities Corp., its affiliate, as outlined in our prospectus. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction of our equity. We paid and accrued administrative expense reimbursements to our Manager, which are charged to operations, of $529,976. Of this amount, we accrued $407,772 at September 30, 2005.

     At October 31, 2005, we have sold an additional 10,809.38 membership interests representing $10,809,386 of capital contributions. From May 6, 2005 (Commencement of Operations) through October 31, 2005, we have admitted 2,532 Additional Members.

     Liquidity and Capital Resources

     Our Manager anticipates that we will continue to sell membership interests and expects to continue to admit additional members throughout our offering period. We are currently seeking to utilize the funds raised to invest in equipment subject to lease and in residual ownership rights in leased equipment and establish an operating reserve.

     For the period from May 6, 2005 (Commencement of Operations) through September 30, 2005, we have paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and its affiliate. During this time period, we paid and accrued sales commissions of $5,756,111 to unrelated third parties, paid and accrued $1,439,160 to ICON Securities Corp., an affiliate of our Manager, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all shares to the additional members and we paid and accrued $2,298,950 to our Manager, who is entitled to receive a fee for organizational and offering expenses. For the period from May 6, 2005 (Commencement of Operations) through September 30, 2005, we paid and accrued $529,976 to our Manager for administrative expense reimbursements.

     Financings and Borrowings

     On August 31, 2005, we together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and ICON Income Fund Ten, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers are jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7% at September 30, 2005). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expirers on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2005. If the Borrowers become non-compliant with any of the terms and conditions of the Agreement the Borrowers may not declare or pay any distributions to investors.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain an interest bearing cash account with the Lender representing 20% of all outstanding advances plus all pending advances. We have established an interest bearing cash account with the Lender totaling $2,094,209 at September 30, 2005, which satisfies the Lenders cash reserve requirement.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility, to which we were not a party.

     Aggregate borrowings by all Borrowers under the Facility amounted to $10,471,046 at September 30, 2005. We currently have no borrowings under the Facility.

     Distributions

     We pay monthly distributions to our members beginning with the first month after the additional member's admission through the termination of the operating period. We paid distributions to additional members totaling $821,939 for the period from May 6, 2005 (Commencement of Operations) through September 30, 2005. Additionally, the Manager was paid distributions of $8,289 for the period from May 6, 2005 (Commencement of Operations) through September 30, 2005.

     Risks and Uncertainties

     At September 30, 2005, except as listed below, there were no known trends or demands, commitments, events or uncertainties which were likely to have a material effect on our liquidity.

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

     In general, we will manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt will be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases will be assigned to the lenders in satisfaction of the debt. We may, however, finance leases with a floating interest rate and we will therefore be exposed to interest rate risk until fixed rate financing is arranged or we enter into interest rate swap agreements. In situations where we will have floating interest rates, our risk management policy is to hedge the floating interest rate risks with an interest rate swap thereby creating a fixed interest rate.

     We borrow funds under a revolving credit facility with a floating interest rate and are therefore exposed to interest rate risk until the revolving credit facility is repaid. We had no outstanding debt under the floating rate Facility at September 30, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     From May 6, 2005 (Commencement of Operations) through September 30, 2005, we have raised $71,957,993 of capital contributions. For the period from May 6, 2005 (Commencement of Operations) through September 30, 2005, we have paid or accrued sales commissions to unrelated third parties of $5,756,111, underwriting commissions to ICON Securities Corp., an affiliate of our Manager, of $1,439,160 and organizational and offering fees to our Manager of $2,298,950.

     From October 1, 2005 through October 31, 2005, we have raised an additional $10,809,386 of capital contributions. For the period from October 1, 2005 through October 31, 2005, we have paid or accrued sales commissions to unrelated third parties of $864,401, underwriting commissions to ICON Securities Corp., an affiliate of our Manager, of $216,188 and organizational and offering fees to our Manager of $270,235.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits

     31.1 Certification of Chairman and Chief Executive Officer.

     31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     32.1 Certification  of Chairman and Chief Executive  Officer pursuant to 18
          U.S.C.   ss.1350,   as  adopted   pursuant   to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Eleven, LLC (Registrant) By its Manager, ICON Capital Corp.

Date: November 14, 2005        /s/ Beaufort J.B. Clarke
                               ------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

Date: November 14, 2005        /s/ Thomas W. Martin
                               --------------------
                               Thomas W. Martin
                               Executive Vice President and Director
                               (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2005

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

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of ICON Leasing Fund Eleven, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period from May 6, 2005 through September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Leasing Fund Eleven, LLC.

Date: November 14, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of ICON Leasing Fund Eleven, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period from May 6, 2005 through September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Leasing Fund Eleven, LLC.

Date: November 14, 2005

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