Form 10-K
period 2005-12-31
ICON Leasing Fund Eleven, LLC
filed 2006-03-17
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                      333-121790
                       ---------------------------------------------------------

                          ICON Leasing Fund Eleven, LLC
             (Exact name of registrant as specified in its charter)

                  Delaware                                    20-1979428
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification Number)

              100 Fifth Avenue, 4th Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:    Limited Liability
                                                               Company Shares

Indicate by check mark whether the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Security Act. [ ]Yes       [x] No

Indicate by check mark whether the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.[  ] Yes       [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for shares of the registrant.

Number of limited liability company shares of the Registrant on March 3, 2006 is 137,687.

                       Documents Incorporated by Reference

None.

                                Table of Contents

                                     PART I



Item 1.    Business                                                                      3-4

Item 1A.   Risk Factors                                                                  5-9

Item 1B.   Unresolved Staff Comments                                                       9

Item 2.    Properties                                                                      9

Item 3.    Legal Proceedings                                                               9

Item 4.    Submission of Matters to a Vote of Security Holders                             9

                                     PART II

Item 5.    Market for the  Registrant's  Securities  and Related  Security
           Holder Matters                                                                 10

Item 6.    Selected Financial Data                                                        11

Item 7.    Manager's Discussion and Analysis of Financial Condition and Results
           of Operations                                                               12-18

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                     19

Item 8.    Financial Statements                                                        20-34

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                       35

Item 9A.   Controls and Procedures                                                        35

Item 9B.   Other Information                                                              36

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's Manager                 36-37

Item 11.   Executive Compensation                                                         38

Item 12.   Security Ownership of Certain Beneficial Owners and Manager
           and Related Security Holder Matters                                            38

Item 13.   Certain Relationships and Related Transactions                                 38

Item 14.   Principal Accountant Fees and Services                                         38

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                     39

SIGNATURES                                                                                40


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PLSRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PLSRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," anticipate," believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1.  Business

     Our History

     ICON Leasing Fund Eleven, LLC (the "LLC") was formed on December 2, 2004 as a Delaware limited liability company. The LLC will continue until December 31, 2024, unless terminated sooner. When used in this report, the terms "we" "us" and "our" refers to the LLC.

     Our Manager is ICON Capital Corp. (our "Manager"), a Connecticut corporation. Our Manager manages and controls the business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited liability company agreement (our "LLC Agreement").

     We are currently in our offering period which began in April 2005 and is anticipated to end in April 2007. Our initial capitalization was $2,000 on December 17, 2004 which consisted of $1,000 from our Manager and $1,000 for a single additional share from an officer of our Manager. We subsequently refunded the $1,000 for the share to the officer of our Manager. We are offering our member shares with the current intention of raising up to $200,000,000 of capital, although we may offer member shares to raise up to $375,000,000 of capital if certain changes to the LLC Agreement are approved by a vote of our members and certain other regulatory approvals are received. We had our initial closing on May 6, 2005 (Commencement of Operations) with the sale of 1,200 member shares representing $1,200,000 of capital contributions. From May 7, 2005 through December 31, 2005, we sold an additional 105,899 member shares representing $105,898,765 of capital contributions.

     Our Business

     We are an equipment leasing fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective we intend to: (i) acquire a diversified portfolio of leases and financing transactions; (ii) make monthly cash distributions to our members commencing with each member's admission to the LLC;
(iii) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) sell our investments and distribute the cash from sales of such investments to our members.

     With the proceeds from sale of our member shares, we will primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we complete our offering. This time frame is called the "operating period," which we may extend, at our discretion, up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     If we believe it would benefit our members to reinvest our cash flow in equipment during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the operating period, but it may take longer to do so. Accordingly, our members should expect to hold their member shares for at least ten years from the time they invest.

     Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our members and 1% to our Manager until each member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our members and 10% to our Manager.

     We anticipate substantially all of our recurring operating cash flows to be generated from the "income" leases in our portfolio. On a monthly basis, we will deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our members.

     For the period ended December 31, 2005, we were in our offering period and sold 107,099 member shares representing $107,098,773 of capital contributions. At December 31, 2005 we had total assets of $91,701,701. During the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we generated total revenue of $761,758, which consisted solely of interest earned from the proceeds of the sale of our member shares. For the same period, we incurred a net loss of $404,201.

     Since May 6, 2005 (Commencement of Operations), we have been paying sales commissions incurred to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager. These sales commissions and fees paid to our Manager and its affiliate are recorded as a reduction of our equity. Through December 31, 2005, we paid and accrued $8,576,018 of sales commissions to third parties, $3,106,481 of organizational and offering expenses to our Manager and $2,141,975 of underwriting fees to ICON Securities Corp.

     Segment Information

     We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we believe to be creditworthy.

     Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Employees

     We have no direct employees. Our Manager has full and exclusive control over our management and operations.

     Available Information

     Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o    the technological and economic obsolescence of equipment;

o    potential defaults by lessees;

o management and other fees paid by us, which will limit the amount of offering proceeds that can be invested in equipment; o the existence of leverage increases the risk of foreclosure as well as increases the acquisition fees; and

o    increases in our expenses (including taxes and insurance expenses).

     Our Manager's decisions are subject to conflicts of interest with us.

     Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above those of ours. Our Manager sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions." These conflicts may include:

o Our Manager may receive more fees for acquiring equipment if we incur debt to fund acquisitions;

o Our LLC Agreement does not restrict our Manager's ability to compete with us for equipment acquisitions and other types of business;

o Our Manager may have opportunities to earn fees for referring a prospective acquisition opportunity to another purchaser;

o Our Manager may receive fees in connection with the turnover of our equipment portfolio;

o Our Manager has the ability as tax matters partner to negotiate with the IRS to settle tax disputes that would bind us and our members; and

o Our Manager may control the decisions as to when and whether to sell a jointly-owned asset with another business that it manages.

     If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

     A significant part of the value of any of our equipment is the potential value of the equipment once the lease term expires. We call this value the residual value. Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we will estimate a value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the value of the equipment at the end of a lease, and whether that value meets our expectations, will depend to a significant extent upon the following factors, many of which are beyond our control:

o our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;

o our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;

o    market conditions prevailing at the time the lease expires;

o    the cost of new equipment at the time we are remarketing used equipment;

o the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;

o    the strength of the economy; and

o    the condition of the equipment when the lease expires.

     If leased equipment is not properly maintained, its residual value may be less than expected.

     If a lessee fails to maintain equipment in accordance with its lease, we may make unanticipated expenditures to repair the equipment in order to protect our investment. While we plan to inspect most used equipment prior to purchase, there can be no assurance that an inspection of used equipment prior to purchasing it will reveal any defects, and problems with the equipment may occur after it is acquired by us.

     If a lessee defaults on its lease, we could incur losses.


     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may lease equipment to lessees which have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than higher credit lessees.

     If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would be an unsecured creditor for any amounts due under the lease.

     Leasing Equipment in Foreign Countries May Be Riskier Than Domestic Leasing Which May Result in Losses.

     We lease equipment for use by domestic or foreign lessees outside of the United States. Regulations of foreign countries may apply which may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees' financial viability, heightening the risk of default and the loss of our investment in such equipment.

     It may be difficult for us to repossess our equipment if a foreign lessee defaults, and lease enforcement outside the U.S. could be more expensive as legal counsel would need to be hired in the applicable foreign jurisdiction. We may have difficulty enforcing our rights under a lease. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country's tax laws, which may impose unanticipated taxes. While we will seek to require lessees to reimburse us for all taxes on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, there is no assurance that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

     We could incur losses as a result of foreign currency fluctuation.

     We have the ability to acquire leases where the rental payments are not paid in U.S. dollars. In these cases, we may then enter into a contract to protect it from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

     Furthermore, when we acquire a residual interest in foreign equipment, it may be impossible to hedge foreign currency exposure with respect to residual values. This is because the amount and timing of receipt of the residual interest is unpredictable and hedge contracts typically require a precise monetary amount and date. Even with leases requiring rental payment in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

     Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

     We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

     Investment in joint ventures may subject us to risks relating to our co-investors which could adversely impact the financial results of joint ventures.

     We invest in joint ventures with other businesses our Manager sponsors and manages or with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with us and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, it may not have the resources available to do so.

     We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of equipment. While our leases will generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster would occur to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment we may be exposed to environmental tort liability. Although we will use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, there can be no assurance that our assets will be protected against any claims.

     We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

     Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the U.S. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own capital to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, might lose future revenues, and also might have adverse tax consequences.

     If a lease were determined to be a loan, it would be subject to usury laws which could lower our lease revenue.

     Equipment leases have sometimes been held by the courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases which we believe are structured so that they avoid being deemed loans, and would therefore not be subject to the usury laws, there can be no assurance that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under the loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced.

     The telecommunication market is subject to significant uncertainty as its success is closely tied to government legislation, both domestically and abroad.

     Unforeseen   changes  in   telecommunications   regulation,   such  as  the
requirement for voice-over-Internet-Protocol service providers to provide enhanced 911, or E911 services, in the United States may increase the chances that our potential lessees may lose revenue and not be able to make required lease payments.

     The market for gas meter management services in the United Kingdom recently emerged from a state-controlled monopoly and is now subject to intense competition from the private sector.

     Our lessee's ability, as a meter asset manager ("MAM"), to make required payments on leased equipment is therefore closely tied to their ability to enter into and maintain long-term contracts with local gas suppliers. At present, the Office of Gas and Electricity Markets ("Ofgem") sets forth official codes of practice for meter management services, and any company wishing to provide meter management services in the UK must gain approval directly from Ofgem. As such, unforeseen changes in relevant legislation may negatively affect our lessee's ability to operate as a licensed MAM, and effectively compete with other licensed MAMs for contracts with UK gas suppliers.

     Because we will borrow to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred

     Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that may be incurred when purchasing equipment. While we believe the use of leverage will result in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage.

     Additionally while we expect the majority of our borrowings to be non-recourse, some of our borrowings may be recourse debt, whereby the lender can look to our general assets or the general assets of other equipment leasing funds our Manager operates in the case of nonpayment. Recourse debt may increase our risk of loss because we must meet our loan payment obligations regardless of the rental revenue we receive from the equipment. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3.  Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our Manager's opinion, the outcome of such matters, if any, will not have a material impact on our financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2005.

                                     PART II


Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our member shares are not publicly traded nor is there currently a market for our shares. It is unlikely that any such market will develop.

                                                  Number of Members
               Title of Class                    as of March 3, 2006
         ---------------------------         --------------------------
            Manager (as a member)                         1
            Additional members                          3,794

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the operating period, which we anticipate will be in April 2012. We paid distributions to additional members totaling $2,556,112 for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005. Additionally, our Manager was paid distributions of $25,834 for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005. The terms of the Loan Agreement with California Bank & Trust, however, could restrict us from paying cash dividends on our member shares if such payment would cause us to not be in compliance with our financial covenants. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In order for the National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of our member shares pursuant to the offering or to participate in any future offering of our member shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to members a per share estimated value of the member shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our member shares. For these purposes, the estimated value of the member shares shall be deemed to be $1,000 per share at December 31, 2005. The foregoing valuation was performed solely for the ERISA purposes described above. The basis for this valuation is the fact that we are still in our offering period. However, as set forth below, there is no significant public trading market for the member shares at this time, and there can be no assurance that members could receive $1,000 per share if such a market did exist and they sold their member shares or that they will be able to receive such amount for their member shares in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our member shares, and, accordingly, this value does not represent an estimate of the amount a member would receive if he were to seek to sell his member shares. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining life.

Item 6.  Selected Financial Data

     The selected financial data should be read in conjunction with the financial statements and related notes included in Item 8. Financial Statements contained elsewhere in this report.

                                                                Period From
                                                                May 6, 2005
                                                              (Commencement of
                                                                Operations)
                                                                  Through
                                                                December 31,
                                                                   2005
                                                                   ----

      Total revenue (a)                                    $        761,758
                                                           ================
      Net loss (b)                                         $       (404,201)
                                                           ================
      Net loss allocable to the additional members         $       (400,159)
                                                           ================
      Net loss allocable to the Manager                    $         (4,042)
                                                           ================

      Weighted average number of additional members
        shares outstanding                                           58,665
                                                           ================
      Net loss per weighted average
        additional members share                           $          (6.82)
                                                           ================

      Distributions to additional members                  $      2,556,112
                                                           ================
      Distributions per weighted average
        additional member share                            $          43.57
                                                           ================
      Distributions to the Manager                         $         25,834
                                                           ================


                                        December 31,
                                  2005                   2004
                                 ----                    ----

      Total assets     $          91,701,701      $         2,000
                       =====================      ===============
      Notes payable    $                  -       $            -
                       =====================      ===============
      Members' equity  $          90,255,266      $         2,000
                       =====================      ===============


(a) In 2005 revenue is derived from interest income which is approximately $12.98 per additional member share.

(b) In 2005 we incurred expenses for reimbuirsable administrative fees in the amount of $1,082,658 which is approximately $18.45 per additional member share.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Our Manager's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing business formed on December 2, 2004. We began active operations on May 6, 2005. We will primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

         Lease Transactions

     From the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we entered into the following transactions:

         Telecommunications Equipment

     On November 17, 2005, we, along with ICON Income Fund Ten, LLC ("Fund Ten"), and ICON Income Fund Eight A L.P. ("Fund Eight A"), entities also managed by our Manager, formed ICON Global Crossing, LLC, with ownership interests of 44%, 44% and 12%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. The equipment, once purchased, is subject to a forty-eight month lease, beginning January 1, 2006, with Global Crossing Telecommunications, Inc. ("Global Crossing"). Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. Our contribution to ICON Global Crossing LLC was approximately $7,670,000 which was held in escrow at December 31, 2005 pending the equipment purchase. Additionally, we paid an acquisition fee to our Manager of approximately $230,000 relating to the purchase of this equipment.

         Industrial Gas Meters

     On November 9, 2005, we and Fund Ten formed ICON EAM LLC, each with a 50% ownership interest, to purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd., expiring in 2013. EAM Assets Ltd. is a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom. Our contribution to ICON EAM, LLC was approximately $5,608,000 which was held in escrow at December 31, 2005 pending the equipment purchase. Additionally, we paid an acquisition fee to our Manager of approximately $168,000 relating to the purchase of this equipment.

         Digital Audio/Visual Entertainment Systems

     On December 22, 2005, we and Fund Ten formed ICON AEROTV LLC, each with a 50% ownership interest, to purchase digital audio/visual entertainment systems which will be subject to a lease with AeroTV Ltd. expiring in 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators. Our contribution to ICON AEROTV, LLC was approximately $2,788,000 which was held in escrow at December 31, 2005 pending the equipment purchase. Additionally, we paid an acquisition fee to our Manager during February 2006 of approximately $83,000 relating to the purchase of this equipment.

         Lease Transaction Subsequent to December 31, 2005

     On September 23, 2005, our Manager and Clearlink Capital Corporation, a financial services provider based in Mississauga, Ontario, Canada ("Clearlink"), executed a letter of intent in connection with the proposed purchase by our Manager, on behalf of us, of substantially all of Clearlink's equipment leasing portfolio and assumption of the related liabilities (the "Leasing Portfolio"). From late September through December 2005, representatives of our Manager conducted due diligence of Clearlink's business and operations (including meeting with representatives of the Company and reviewing documents). During
November and December 2005, our Manager and Clearlink and their respective representatives engaged in negotiations with a view to reaching a definitive agreement with respect to the proposed acquisition.

     During the week of December 19, 2005, the parties negotiated a form of definitive acquisition agreement (the "Acquisition Agreement"), the form and substance of which was approved by the respective management of our Manager and Clearlink and was forwarded to Clearlink's Board of Directors on or about December 23, 2005 for its approval. At that time, Clearlink's management provided assurances to the management of our Manager that Clearlink's Board of Directors, as well as its shareholders (whose approval was required), would approve the transaction. Clearlink's management provided these assurances based on their discussions with Clearlink's Board and Clearlink's three largest shareholders, which collectively owned enough Clearlink shares to guarantee shareholder approval.

     On January 12, 2006, Clearlink's Board of Directors approved the Acquisition Agreement and on January 17, 2006, our Manager and ICON Canada Inc., an affiliate of our Manager, entered into the Acquisition Agreement to, among other things, acquire the Leasing Portfolio for approximately CDN$175,000,000 (approximately $150,000,000) in cash and the assumption of non-recourse debt and other obligations related thereto based on the composition of the Leasing Portfolio at September 30, 2005. Simultaneously with the execution of the Acquisition Agreement, we entered into a Purchase and Sale Agreement with our Manager and ICON Canada pursuant to which we agreed to acquire the Leasing Portfolio from our Manager and ICON Canada for the purchase price described above. Pursuant to the terms and conditions of our limited liability company agreement, we paid, as of December 31, 2005, $2,000,000 of the acquisition fee that would be payable to our Manager for the acquisition of the Lease Portfolio, and accrued professional fees, as of December 31, 2005, of approximately $828,000. On February 22, 2006, Clearlink's shareholders approved the sale of the Leasing Portfolio and the transactions funded on March 7, 2006. The acquisition fee payable to the LLC's Manager from this transaction is approximately $4,500,000, of which $2,000,000 was paid as of December 31, 2005 (as discussed above) and another $1,600,000 was paid on or about March 8, 2006. The remaining balance of approximately $900,000 will be paid by the end of March 2006.

     As of February 28, 2006, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade lessees and is comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from economic impact of natural disasters appear unfounded, that gross domestic product (GDP) increased 3.8% during the third quarter 2005, and equipment and software investment rose 8.9%. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

     Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable, for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments

         Lease Classification and Revenue Recognition

     The equipment we expect to lease to third parties will be classified either as a finance lease, a leveraged lease, or an operating lease, which will be determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we will record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income will be recorded as rental income and will be recognized on the straight line method over the lease term.

     Our Manager has an investment committee that approves each new equipment transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

         Asset Impairments

     The significant assets in our asset portfolio will be periodically reviewed, at least annually, by our Manager, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our Manager will use qualified independent third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full.

     Results of Operations for the Period from May 6, 2005 (Commencement of Operations) Through December 31, 2005

     We are currently in our offering period, which is anticipated to last until April 2007. We began business operations on May 6, 2005. We expect to acquire both income leases and growth leases during our offering period and through our operating period, which we anticipate will end in April 2012. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during this time. During this period, we expect to see our rental and finance income increase, as well as related expenses such as depreciation and interest expense. We anticipate that the fees we pay our Manager to operate and manage our lease portfolio will increase during this period as our Manager will be spending a greater portion of their time managing our portfolio.

     During the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we did not enter into any equipment leases. During the fourth quarter of 2005, we formed several joint ventures with affiliated entities, entities which are also managed by our Manager, to acquire leased equipment during the first quarter of 2006. Our only source of revenue has been interest income of $761,758 which has been earned from the equity we have raised during the period.

     Our primary  expense  during the period from May 6, 2005  (Commencement  of
Operations)   through  December  31,  2005  has  been   administrative   expense
reimbursements to our Manager of $1,082,658.

         Net Loss

     As a result of the foregoing factors, the net loss for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005 was $404,201. The net loss per weighted average number of additional members' shares outstanding was $6.82.

     Liquidity and Capital Resources

         Sources of Cash

     Our Manager anticipates that we will continue to sell member shares and expects to continue to admit additional members. We are currently seeking to utilize the funds raised to invest in equipment subject to lease and in residual ownership rights in leased equipment and establish an operating reserve. For the period from May 6, 2005 (Commencement of Operations) through December 31, 2005 we had capital contributions of $93,274,299, net of sales and offering expenses paid.

     For the period from May 6, 2005 (Commencement of Operations) through December 31, 2005 we have paid and accrued sales commissions incurred to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager. During this time period we paid and accrued $8,576,018 of sales commissions to third parties, $3,106,481 of organizational and offering expenses to our Manager and $2,141,975 of underwriting fees to ICON Securities Corp. Additionally during this period, we paid acquisition fees to our Manager of approximately $2,398,000. In December 2005, we paid $16,118,846 for ownership interests in various joint ventures.

         Financings and Borrowings

     On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Ten (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. We have established an interest bearing cash account with the Lender totaling $909,185 at December 31, 2005, which satisfies the Lenders cash reserve requirement for all the Borrowers.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility, to which we were not a party.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,545,927 at December 31, 2005. We currently have no borrowings under the Facility.

     Based upon our current level of operations, we believe that the cash from the proceeds of the sale of our member shares, together with borrowings available under our Facility, will be adequate to meet our short-term liquidity needs. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

         Distributions

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the operating period, which we anticipate will be during April 2012. We paid distributions to additional members totaling $2,556,112 for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005. Additionally, our Manager was paid distributions of $25,834 for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005.

     Contractual Obligations and Commitments

     At December 31, 2005 we are a party to a revolving line of credit as discussed in the financing and borrowings section above. We have no borrowings under this Facility at December 31, 2005.

     At December 31, 2005 we had material commitments to purchase a leasing portfolio consisting of various pieces of equipment to be utilized in our equipment leasing business. We have summarized these commitments, as follows:

                                           Less Than 1      1 - 3    3 - 5       More Than 5
                              Total           Year          Years    Years          Years
                              -----           ----          -----    ------         -----
 Purchase obligation     $56,000,000      $56,000,000       $  -      $  -          $   -

     Off-Balance Sheet Transactions

         None

     Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, we could be affected by the increase. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

     To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings. However, we will be exposed to and manage credit risk associated with the counterparty to the swap agreement by dealing only with institutions our Manager considers financially sound.

Item 8.   Financial Statements

  Index to Financial Statements                                               20

  Report of Independent Registered Public Accounting Firm                     21

  Balance Sheet at December 31, 2005 and 2004                                 22

  Statement of Operations for the Period from May 6, 2005 (Commencement
    of Operations) Through December 31, 2005                                  23

  Statement of Changes in Members' Equity for the Period from May 6, 2005
    (Commencement of Operations) Through December 31, 2005                    24

  Statement of Cash Flows for the Period from May 6, 2005 (Commencement
    of Operations) Through December 31, 2005                                  25

  Notes to Financial Statements                                            26-34

The Members
ICON Leasing Fund Eleven, LLC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of ICON Leasing Fund Eleven, LLC (a Delaware limited liability company) as of December 31, 2005 and 2004 and the related statements of operations, changes in members' equity, and cash flows for the period from May 6, 2005 (Commencement of operations) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Leasing Fund Eleven, LLC as of December 31, 2005, and the results of its operations and its cash flows for the period from May 6, 2005 (Commencement of operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 8, 2006
New York, New York

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                                 Balance Sheets
                                  December 31,

                                     ASSETS




                                                                        2005             2004
                                                                        ----             ----

 Cash and cash equivalents                                         $  71,449,920    $    2,000
 Restricted cash                                                         909,185            -
 Investments in joint ventures                                        16,084,960            -
 Other assets, net                                                     3,257,636            -
                                                                   -------------    -----------

   Total assets                                                    $  91,701,701    $    2,000
                                                                   =============    ==========

                    LIABILITIES AND MEMBERS' EQUITY

 Accounts payable and accrued expenses                             $     844,058    $       -
 Due to Manager                                                          602,377            -
                                                                   -------------    -----------

   Total liabilities                                                   1,446,435            -
                                                                   -------------    -----------

 Commitments and contingencies

 Members' equity:
   Manager (one share outstanding, $1,000 per share original
     issue price)                                                        (28,876)        1,000
   Additional Members (107,099 and 1 shares outstanding,
      $1,000 per share original issue price)                          90,318,028         1,000
   Accumulated other comprehensive loss                                  (33,886)           -
                                                                   -------------    -----------

 Total members' equity                                                90,255,266         2,000
                                                                   -------------    -----------

 Total liabilities and members' equity                             $  91,701,701    $    2,000
                                                                   =============    ==========


See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                             Statement of Operations
 Period From May 6, 2005 (Commencement of Operations) Through December 31, 2005


 Revenue:
      Interest income                                  $    761,758
                                                       ------------

 Expenses:
      General and administrative                             77,100
      Administrative expense reimbursements - Manager     1,082,658
      Amortization                                            6,201
                                                       ------------

      Total expenses                                      1,165,959
                                                       ------------

 Net loss                                              $   (404,201)
                                                       ============

 Net loss allocable to:
      Additional Members                               $   (400,159)
      Manager                                                (4,042)
                                                       ------------

                                                       $   (404,201)
                                                       ============
 Weighted average number of
    additional member shares outstanding                     58,665
                                                       ============

 Net loss per weighted average
      additional member share                          $      (6.82)
                                                       ============

See accompanying notes to financial statements.

                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                     Statement of Changes in Members' Equity
 Period From May 6, 2005 (Commencement Of Operations) Through December 31, 2005


                                                                                              Accumulated
                                                                                                Other
                                           Additional Member      Additional      Managing   Comprehensive
                                               Shares              Members        Member         Loss         Total
                                               ------              -------        ------         ----         -----
 Balance, May 2, 2005                                 1        $     1,000    $    1,000      $   -       $      2,000
 Proceeds from issuance of additional
          members shares                        107,099        107,098,773            -           -        107,098,773
 Sales and offering expenses                          -        (13,824,474)           -           -        (13,824,474)
 Refund of initial members share                     (1)            (1,000)           -           -             (1,000)
 Cash distributions to members                        -         (2,556,112)      (25,834)         -         (2,581,946)
 Foreign exchange translation adjustments
      in investee                                     -                 -             -        (33,886)        (33,886)
 Net loss                                             -           (400,159)       (4,042)         -           (404,201)
                                             ----------        -----------    ----------  ------------     -----------

 Balance, December 31, 2005                     107,099        $90,318,028    $  (28,876)  $   (33,886)   $ 90,255,266
                                             ==========        ===========    ==========   ===========    ===========


See accompanying notes to financial statements.

                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                             Statement of Cash Flows
 Period From May 6, 2005 (Commencement of Operations) Through December 31, 2005


 Cash flows from operating activities:
      Net loss                                                 $    (404,201)
 Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Amortization                                                   6,201
      Changes in operating assets and liabilities:
        Accounts payable and accrued expenses                          8,417
        Due to Manager                                               552,682
                                                               -------------

 Net cash provided by operating activities                           163,099
                                                               -------------

 Cash flows from investing activities:
      Investment in joint ventures                               (16,091,346)
      Cash paid for other assets, net                             (2,424,491)
                                                               -------------

 Net cash used in investing activities                           (18,515,837)
                                                               -------------

 Cash flows from financing activities:
      Issuance of additional member shares, net of sales
         and  offering expenses paid                              93,329,994
      Refunds paid to initial member                                  (1,000)
      Financing costs paid                                           (37,205)
      Restricted cash deposits                                      (909,185)
      Cash distributions to members                               (2,581,946)
                                                               -------------

 Net cash provided by financing activities                        89,800,658
                                                               -------------

 Net increase in cash and cash equivalents                        71,447,920
 Cash and cash equivalents, beginning of the period                    2,000
                                                               -------------

 Cash and cash equivalents, end of the period                  $  71,449,920
                                                               =============

See accompanying notes to financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005

(1)    Organization

     ICON Leasing Fund Eleven, LLC (the "LLC") was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first additional members. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2024, unless terminated sooner.

     The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) will acquire a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the operating period, which period will end no later than the eighth anniversary after the final closing date; (iii) will re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will sell the LLC's investments and distribute the cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the business affairs, including, but not limited to, the LLC's equipment leases and financing transactions under the terms of the limited liability company agreement with the LLC. Additionally, the Manager has a 1% ownership interest in the LLC.

     The LLC is currently in its offering period which began in April 2005 and is anticipated to end during April 2007. The initial capitalization of the LLC was $2,000 on December 17, 2004 which consisted of $1,000 from the Manager and $1,000 for a single share from an officer of the Manager. The LLC subsequently refunded the $1,000 for the share to the officer of the Manager. The LLC is offering members shares with the current intention of raising up to $200,000,000 of capital; although we may offer member shares to raise up to $375,000,000 of capital if certain changes to the LLC Agreement are approved by a vote of our members.

     The LLC had its initial closing on May 6, 2005 (Commencement of Operations) with the sale of 1,200 member shares representing $1,200,000 of capital contributions. From May 7, 2005 through December 31, 2005, the LLC sold an additional 105,899 member shares representing $105,898,765 of capital contributions. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction of the LLC's equity.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The LLC accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the LLC's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings or loss of the joint venture. The LLC has no consolidating interests at December 31, 2005.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

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

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The LLC will estimate uncollectibility of receivables by analyzing lessee concentrations, credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Asset Impairments

     The LLC's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the LLC estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005


(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

     Revenue Recognition

     The LLC intends to lease equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the LLC will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income will be recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Foreign Currency Translation

     Assets and liabilities of operations having non-United States dollar functional currencies are translated at year-end rates of exchange, and revenue and expenses are translated at average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

     Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as defined in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the LLC Agreement. Additional members are required to hold their shares for at least one year before redemptions will be permitted.

     Per Unit Data

     Net loss and distributions per share are based upon the weighted average number of additional member shares outstanding during the year. The weighted average number of additional member shares outstanding is calculated from commencement of operations, May 6, 2005.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005

(2)    Summary of Significant Accounting Policies - continued

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

     The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

(3)    Joint Ventures

     The LLC and certain of its affiliates, entities also managed by the Manager, formed the three joint ventures, discussed below, for the purpose of acquiring and managing various leased equipment. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture participants desire to sell their interests in the equipment or joint venture.

     The three joint ventures described below are accounted for under the equity method.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005

(3)    Joint Ventures - continued

     ICON Global Crossing, LLC

     On November 17, 2005, the LLC along with ICON Income Fund Ten, LLC ("Fund Ten"), and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Global Crossing, LLC, with ownership interests of 44%, 44% and 12%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. The equipment, once purchased, will be subject to a forty-eight month lease, beginning January 1, 2006, with Global Crossing Telecommunications, Inc.
("Global Crossing"). Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. The LLC made a cash contribution to ICON Global Crossing, LLC of approximately $7,670,000, which at December 31, 2005 was being held in an escrow account pending the equipment purchase. Additionally, the LLC paid an acquisition fee to its Manager of approximately $230,000 relating to the purchase of this equipment. The acquisition fee is included in other assets in the accompanying balance sheet.

     ICON EAM, LLC

     On November 9, 2005 the LLC and Fund Ten formed, ICON EAM, LLC, each with a 50% ownership interest, to purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd., expiring in 2013. EAM Assets Ltd. is a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom. The LLC made a cash contribution to ICON EAM, LLC of approximately $5,608,000, which at December 31, 2005 was being held in an escrow account pending the equipment purchase. Additionally, the LLC paid an acquisition fee to its Manager of approximately $168,000 relating to the purchase of this equipment. The acquisition fee is included in other assets in the accompanying balance sheet.

     ICON AEROTV, LLC

     On December 22, 2005 the LLC and Fund Ten formed ICON AEROTV, LLC, each with a 50% ownership interest, to purchase digital audio/visual entertainment systems which will be subject to a lease with AeroTV Ltd. expiring in 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators. The LLC made a cash contribution to ICON AEROTV, LLC of approximately $2,788,000, which at December 31, 2005 was being held in an escrow account pending the equipment purchase. The lease was finalized during January 2006 and the LLC paid an acquisition fee to its Manager of approximately $83,000, on February 14, 2006, relating to the purchase of this equipment.

(4)    Other Assets

     Other assets are primarily comprised of acquisition fees paid to the LLC's Manager relating to equipment purchases by several of the LLC's joint ventures (See Note 3). The acquisition fees will be amortized over the shorter of the estimated useful life of the assets acquired or the length of the related leases, which range from three years to eight years.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005


(5)    Other Comprehensive Loss

Other comprehensive loss for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, consists of the following:


Net loss                                             $  (404,021)

 Other comprehensive loss:
     Foreign currency translation adjustment
       of joint venture investment                       (33,886)
                                                     -----------

 Comprehensive loss                                  $  (437,907)
                                                     ===========

(6)    Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to those parties.

     The Manager is entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 to $100,000,000 and 1.5%
of capital raised over $100,000,000. ICON Securities Corp. is entitled to receive a 2% underwriting fee from the gross proceeds from capital raised.

     In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the LLC or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the equipment acquired through the operating period. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations. Administrative expense reimbursements are costs incurred by the Manager and necessary to the LLC's operations. They include, but are not limited to, salary and related benefits for the Manager's personnel in accounting, investor relations, legal and operations, as well as, professional fees and other costs necessary to conduct the LLC's business. These costs are charged to the LLC based upon the percentage of time dedicated to the LLC's business. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005:


    Entity                Capacity                           Description                        Amount

 ICON Capital Corp.      Manager                   Organization and offering expenses (1)  $    3,106,481
                                                                                           ==============
 ICON Securities Corp.   Managing broker-dealer    Underwriting fees (1)                   $    2,141,975
                                                                                           ==============
 ICON Capital Corp.      Manager                   Acquisition fees (2)                    $    2,398,346
                                                                                           ==============
 ICON Capital Corp.      Manager                   Administrative fees (3)                 $    1,082,658
                                                                                           ==============


(1)  Amount charged directly to members equity.
(2)  Amount capitalized and amortized to operations.
(3) Amount is for administrative expense reimbursements and is charged to operations.

     At December 31, 2005 the LLC had a payable due to its Manager and ICON Securities Corp. of $602,377 which consisted of $21,298 for underwriting commissions, $28,397 for organizational and offering fees and $552,682 for administrative expense reimbursements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005


(6)    Transactions with Related Parties - continued

     From January 1, 2006 through March 1, 2006, the LLC has raised an additional $29,386,701 of equity contributions. During this time period the LLC has paid or accrued sales commissions to unrelated third parties of $2,198,952, underwriting commissions to ICON Securities Corp. of $579,624 and organizational and offering fees to the Manager of $434,718.

(7)    Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and ICON Income Fund Ten, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender. The LLC paid a fee of $37,205 which is being amortized over the term of the Facility and is included in other assets in the accompanying balance sheet.

     In accordance with the terms and conditions of the Loan Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005


(7)    Revolving Loan Facility - continued

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. The LLC has established an interest bearing cash account with the Lender totaling $909,185 at December 31, 2005, which satisfies the Lenders cash reserve requirement for all the Borrowers.

On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility, to which the LLC was not a party.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,545,927 at December 31, 2005. The LLC currently has no borrowings under the Facility.

(8) Income Taxes (Unaudited)

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

     At December 31, 2005 the members' equity for financial statement reporting purposes totaled $90,255,266. The members' equity for Federal income tax reporting purposes at December 31, 2005 totaled $104,079,738. The difference arises primarily from sales and offering expense reported as a reduction in the additional members capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

     There were no differences in the net loss for financial statement reporting purposes to the net loss for Federal income tax purposes for the period ended December 31, 2005.


(9) Selected Quarterly Financial Data (Unaudited)


                                                        Quarters Ended in 2005 (1)
                                              March 31,   June 30,    September 30,  December 31,
                                              ---------   --------    -------------  ------------

 Revenue                                      $  -      $   2,296     $ 186,358    $  573,104
                                              ======    =========     =========    ==========
 Net loss allocable to additional member      $  -      $(118,867)    $(245,219)   $  (40,115)
                                              ======    =========     =========    ==========
 Net loss per weighted average
     additional member share                  $  -      $  (10.65)    $   (5.56)   $    (0.26)
                                              ======    =========     =========    ==========


(1) The LLC's date of inception was December 2, 2004, but operations did not commence until May 6, 2005, its initial closing date.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                          Notes To Financial Statements
                                December 31, 2005

(10)   Subsequent Event

     On September 23, 2005, the LLC's Manager and Clearlink Capital Corporation, a financial services provider based in Mississauga, Ontario, Canada
("Clearlink"), executed a letter of intent in connection with the proposed purchase by the LLC's Manager, on behalf of the LLC, of substantially all of Clearlink's equipment leasing portfolio and assumption of the related liabilities (the "Leasing Portfolio"). From late September through December 2005, representatives of the LLC's Manager conducted due diligence of Clearlink's business and operations (including meeting with representatives of the Company and reviewing documents). During November and December 2005, the LLC's Manager and Clearlink and their respective representatives engaged in negotiations with a view to reaching a definitive agreement with respect to the proposed acquisition.

     During the week of December 19, 2005, the parties negotiated a form of definitive acquisition agreement (the "Acquisition Agreement"), the form and substance of which was approved by the respective management of the LLC's Manager and Clearlink and was forwarded to Clearlink's Board of Directors on or about December 23, 2005 for its approval. At that time, Clearlink's management provided assurances to the management of the LLC's Manager that Clearlink's Board of Directors, as well as its shareholders (whose approval was required), would approve the transaction. Clearlink's management provided these assurances based on their discussions with Clearlink's Board and Clearlink's three largest shareholders, which collectively owned enough Clearlink shares to guarantee shareholder approval.

     On January 12, 2006, Clearlink's Board of Directors approved the Acquisition Agreement and on January 17, 2006, the LLC's Manager and ICON Canada Inc., an affiliate of the LLC's Manager, entered into the Acquisition Agreement to, among other things, acquire the Leasing Portfolio for approximately CDN$175,000,000 (approximately $150,000,000) in cash and the assumption of non-recourse debt and other obligations related thereto based on the composition of the Leasing Portfolio at September 30, 2005. Simultaneously with the execution of the Acquisition Agreement, the LLC entered into a Purchase and Sale Agreement with the LLC's Manager and ICON Canada pursuant to which the LLC agreed to acquire the Leasing Portfolio from the LLC's Manager and ICON Canada for the purchase price described above. Pursuant to the terms and conditions of our limited liability company agreement, the LLC paid, as of December 31, 2005, $2,000,000 of the acquisition fee that would be payable to the LLC's Manager for the acquisition of the Lease Portfolio, and accrued professional fees, as of December 31, 2005, of approximately $828,000, which are included in other assets in the accompanying balance sheet. On February 22, 2006, Clearlink's shareholders approved the sale of the Leasing Portfolio and the transactions were funded on March 7, 2006. The acquisition fee payable to the LLC's Manager from this transaction (as discussed above) is approximately $4,500,000, of which $2,000,000 was paid as of December 31, 2005 and another $1,600,000 was paid on or about March 8, 2006. The remaining balance of approximately $900,000 will be paid by the end of March 2006.

     As of February 28, 2006, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade lessees and is comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the period ended December 31, 2005 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9a. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. Accordingly, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

     In designing and evaluating our Manager's disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Manager's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9b. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

     Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our Manager have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our Manager is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the Manager offers a broad range of equipment leasing services.

     The Manager performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

 Our Manager's Officers and Directors are:


  Name                       Age      Position

  Beaufort J. B. Clarke      59      Chairman, Chief Executive Officer and Director
 -------------------------------------------------------------------------------------------------
  Paul B. Weiss              45      President and Director
 --------------------------------------------------------------------------------------------------
  Thomas W. Martin           52      Chief Operating Officer, Chief Financial Officer and Director
 --------------------------------------------------------------------------------------------------

     Beaufort J. B. Clarke, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas  W.  Martin,  has been an  Executive  Vice  President  and our Chief
Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

         Code of Ethics

     Our Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period from May 6, 2005 (commencement of operations) through December 31, 2005.

       Entity           Capacity                    Description                            Amount
       ------           --------                    -----------                            ------
 ICON Capital Corp.     Manager                 Organization and offering expenses    $    3,106,481
 ICON Securities Corp.  Managing broker-dealer  Underwriting fees                     $    2,141,975
 ICON Capital Corp.     Manager                 Acquisition fees                      $    2,398,346
 ICON Capital Corp.     Manager                 Administrative fees                   $    1,082,658


     Our Manager also has a 1% interest in our profits, losses and distributions. Our Manager's interest in our net loss and distributions paid to our Manager was $4,042 and $25,834, respectively, for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited liability company and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 3, 2006, Directors and Officers of our Manager do not own any of our equity securities.

     (c) Our Manager owns our equity securities, as follows; a Manager Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. Our Manager owns 100% of our Manager Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related-party transactions. See Notes 3 and 6 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

     During the period from May 6, 2005 (commencement of operations) through December 31, 2005 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

Audit fees                                                        $   20,781
 Audit related fees                                                    7,800
 Other fees (due diligence relating to the Clearlink acquisition)     26,146
 Tax fee (for compliance)                                              1,500
                                                                  ----------

                                                                  $   56,227
                                                                  ==========

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

         See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

         Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

          3.1 Certificate of Formation of ICON Leasing Fund Eleven, LLC (incorporated herein by reference to Exhibit 3.1 to ICON Leasing Fund Eleven's Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on February 15, 2005, File No. 333-121790).

          4.1 ICON Leasing Fund Eleven, LLC Limited Liability Company Agreement (incorporated herein by reference to Exhibit A to ICON Leasing Fund Eleven's Post Effective Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on December 1, 2005, File No. 333-121790).

          10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Leasing Fund Eleven's Current Report on Form 8-K, dated August 31, 2005).

          31.1 Rule 13a-14(a)/15d-14(a) certifications.

          31.2 Rule 13a-14(a)/15d-14(a) certifications.

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 333-121790 (Registrant) by its Manager, ICON Capital Corp.

Date: March 16, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: March 16, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2006

/s/ Paul B. Weiss
Paul B. Weiss
President and Director

Date: March 16, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Leasing Fund Eleven, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  March 16, 2006

/s/ Beaufort J.B. Clarke
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Leasing Fund Eleven, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: March 16, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of the Registrant in connection with the Annual Report of ICON Leasing Fund Eleven, LLC (the "LLC") on Form 10-K for the period from May 6, 2005 (commencement of operations) through December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.

Dated:   March 16, 2006

 /s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I,  Thomas  W.  Martin,   Executive  Vice  President  (Principal  Financial  and
Accounting Officer) of ICON Capital Corp, the Manager of the Registrant in connection with the Annual Report of ICON Leasing Fund Eleven, LLC (the "LLC") on Form 10-K for the period from May 6, 2005 (commencement of operations) through December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.

Dated: March 16, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC