Form 10-K/A
ICON Leasing Fund Eleven, LLC
filed 2006-03-20
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes       [x] No

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

Number of limited liability company shares of the registrant outstanding on March 3, 2006 is 137,687.

                       Documents Incorporated by Reference

None.

                                Explanatory Note

     ICON Leasing Fund Eleven, LLC is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (the "Original Filing") solely for the purposes of replacing the certifications of its principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley"), which contained some typographical errors and inadvertently did not include all of the certifications required by Sarbanes Oxley. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 333-121790 (Registrant) by its Manager, ICON Capital Corp.

Date: March 20, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: March 20, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 20, 2006

/s/ Paul B. Weiss
Paul B. Weiss
President and Director

Date: March 20, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Leasing Fund Eleven, LLC;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  March 20, 2006

/s/ Beaufort J.B. Clarke
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Leasing Fund Eleven, LLC;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 20, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the Manager of the Registrant in connection with the Annual Report of ICON Leasing Fund Eleven, LLC (the "LLC") on Form 10-K for the period from May 6, 2005 (commencement of operations) through December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.

Dated:   March 20, 2006

 /s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) of ICON Capital Corp., the Manager of the Registrant in connection with the Annual Report of ICON Leasing Fund Eleven, LLC (the "LLC") on Form 10-K for the period from May 6, 2005 (commencement of operations) through December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC.

Dated: March 20, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC