Form 10-K/A
period 2005-12-31
ICON Leasing Fund Eleven, LLC
filed 2006-05-08
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscalyear ended December 31, 2005 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                     000-51916
                       ---------------------------------------------------------

                          ICON Leasing Fund Eleven, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                        20-1979428
--------------------------------             -----------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification Number)



          100 Fifth Avenue, 4th Floor, New York, New York  10011
--------------------------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code         (212) 418-4700
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

                       Documents Incorporated by Reference

None.

                                Explanatory Note

ICON Leasing Fund Eleven, LLC is filing this Amendment No. 2 (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 and as amended to date (the "Filing") solely for the purposes of replacing Item 8. "Financial Statements," which inadvertently contained a typographical error in the Report of Independent Registered Public Accounting Firm. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Except as discussed in this Explanatory Note, no other changes have been made to the Filing.

Item 8.   Financial Statements

  Index to Financial Statements                                                1

  Report of Independent Registered Public Accounting Firm                      2

  Balance Sheet at December 31, 2005 and 2004                                  3

  Statement of Operations for the Period from May 6, 2005 (Commencement
    of Operations) Through December 31, 2005                                   4

  Statement of Changes in Members' Equity for the Period from May 6, 2005
    (Commencement of Operations) Through December 31, 2005                     5

  Statement of Cash Flows for the Period from May 6, 2005 (Commencement
    of Operations) Through December 31, 2005                                   6

  Notes to Financial Statements                                                7

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Leasing Fund Eleven, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the period from May 6, 2005 (Commencement of operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 8, 2006
New York, New York

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                                 Balance Sheets
                                  December 31,

                                     ASSETS




                                                                        2005             2004
                                                                        ----             ----

 Cash and cash equivalents                                         $  71,449,920    $    2,000
 Restricted cash                                                         909,185            -
 Investments in joint ventures                                        16,084,960            -
 Other assets, net                                                     3,257,636            -
                                                                   -------------    ----------

   Total assets                                                    $  91,701,701    $    2,000
                                                                   =============    ==========

                    LIABILITIES AND MEMBERS' EQUITY

 Accounts payable and accrued expenses                             $     844,058    $       -
 Due to Manager                                                          602,377            -
                                                                   -------------    ----------

   Total liabilities                                                   1,446,435            -
                                                                   -------------    ----------

 Commitments and contingencies

 Members' equity:
   Manager (one share outstanding, $1,000 per share original
     issue price)                                                        (28,876)        1,000
   Additional Members (107,099 and 1 shares outstanding,
      $1,000 per share original issue price)                          90,318,028         1,000
   Accumulated other comprehensive loss                                  (33,886)           -
                                                                   -------------    ----------

 Total members' equity                                                90,255,266         2,000
                                                                   -------------    ----------

 Total liabilities and members' equity                             $  91,701,701    $    2,000
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


                                                                                              Accumulated
                                                                                                Other
                                           Additional Member      Additional      Managing   Comprehensive
                                               Shares              Members        Member         Loss         Total
                                               ------              -------        ------         ----         -----
 Balance, May 2, 2005                                 1        $     1,000    $    1,000      $   -       $      2,000
 Proceeds from issuance of additional
          members shares                        107,099        107,098,773            -           -        107,098,773
 Sales and offering expenses                          -        (13,824,474)           -           -        (13,824,474)
 Refund of initial members share                     (1)            (1,000)           -           -             (1,000)
 Cash distributions to members                        -         (2,556,112)      (25,834)         -         (2,581,946)
 Foreign exchange translation adjustments
      in investee                                     -                 -             -        (33,886)        (33,886)
 Net loss                                             -           (400,159)       (4,042)         -           (404,201)
                                             ----------        -----------    ----------  ------------     -----------

 Balance, December 31, 2005                     107,099        $90,318,028    $  (28,876)  $   (33,886)   $ 90,255,266
                                             ==========        ===========    ==========   ===========    ============


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

ICON Leasing Fund Eleven, LLC File No. 000-51916 (Registrant) by its Manager, ICON Capital Corp.

Date: May 8, 2006

/s/ Beaufort J.B. Clarke
-------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: May 8, 2006

/s/ Beaufort J.B. Clarke
-------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2006

/s/ Paul B. Weiss
-------------------------
Paul B. Weiss
President and Director

Date: May 8, 2006

/s/ Thomas W. Martin
-------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

     1. I have reviewed this annual report on Form 10-K/A of ICON Leasing Fund Eleven, LLC;

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

Dated:  May 8, 2006

/s/ Beaufort J.B. Clarke
-------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

     1. I have reviewed this annual report on Form 10-K/A of ICON Leasing Fund Eleven, LLC;

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

Dated: May 8, 2006

/s/ Thomas W. Martin
-------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC