Form 10-Q
period 2006-03-31
ICON Leasing Fund Eleven, LLC
filed 2006-06-14
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
                                                           ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from __________________________to_____________________________


Commission File Number                               000-51916
                       ---------------------------------------------------------

                          ICON Leasing Fund Eleven, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    20-1979428
--------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, 4th Floor, New York, New York           10011-1505
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)

                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

Number of outstanding limited liability company shares of the registrant on May 1, 2006 is 168,063.


                          ICON Leasing Fund Eleven, LLC
                                Table of Contents

PART I - FINANCIAL INFORMATION                                                    Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited)
           and December 31, 2005                                                    1

         Condensed Consolidated Statement of Operations for the Three Months
           ended March 31, 2006 (Unaudited)                                         3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           Three Months ended March 31, 2006 (Unaudited)                            4

         Condensed Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 2006 (Unaudited)                                         5

         Notes to Condensed Consolidated Financial Statements (Unaudited)           7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

     Item 4. Controls and Procedures                                               22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                     23

     Item 1A.   Risk Factors                                                       23

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           24

     Item 3. Defaults Upon Senior Securities                                       24

     Item 4. Submission of Matters to a Vote of Security Holders                   24

     Item 5. Other Information                                                     24

     Item 6. Exhibits                                                              24

     Signatures                                                                    25


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                    (Unaudited)
                                                      March 31,     December 31,
                                                        2006           2005
                                                  -------------   -------------
 Cash and cash equivalents                        $  58,983,196   $  71,449,920
                                                  -------------   -------------

 Investments in finance leases:
  Minimum rents receivable                           45,633,312              -
  Estimated unguaranteed residual values              3,660,241              -
  Initial direct costs, net                           1,146,225              -
  Unearned income                                    (4,954,343)             -
                                                  -------------   -------------

 Net investments in finance leases                   45,485,435              -
                                                  -------------   -------------

 Investments in operating leases:
  Equipment, at cost                                 96,958,879              -
  Accumulated depeciation                            (3,362,941)             -
                                                  -------------   -------------

 Net investments in operating leases                 93,595,938              -
                                                  -------------   -------------

 Restricted cash                                      1,313,185         909,185
 Equipment held for sale or lease                    26,141,278              -
 Investments in joint ventures                        9,782,836      16,084,960
 Rents receivable, net of allowance
  for doubtful accounts                               3,977,712              -
 Miscellaneous receivables                            4,544,463              -
 Other assets, net                                    1,944,129       3,257,636
                                                  -------------   -------------

      Total assets                                $ 245,768,172   $  91,701,701
                                                  =============   =============

See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY

                                                    (Unaudited)
                                                      March 31,        December 31,
                                                       2006                2005
                                                  ---------------     ------------
 Notes payable - non-recourse                     $    80,400,174     $         -
 Accounts payable and other liabilities                 7,437,949          844,058
 Deferred rental income                                 5,543,801               -
 Leasing payables                                      12,394,638               -
 Due to Manager and affiliates, net                       823,509          602,377
 Minority interest                                      9,742,684               -
                                                  ---------------     ------------

      Total liabilities                               116,342,755        1,446,435
                                                  ---------------     ------------

 Commitments and contingencies

 Members' equity:
  Manager (one share outstanding,
    $1,000 per share original issue price)                (48,986)         (28,876)
  Additional Members (152,999 and 107,099 shares
    outstanding, $1,000 per share original
      issue price)                                    128,945,928       90,318,028
  Accumulated other comprehensive income (loss)           528,475          (33,886)
                                                  ---------------     ------------

      Total members' equity                           129,425,417       90,255,266
                                                  ---------------     ------------

 Total liabilities and members' equity            $   245,768,172     $ 91,701,701
                                                  ===============     ============


See accompanying notes to condensed consolidated financial statements.

                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statement of Operations
                        Three Months Ended March 31, 2006
                                   (Unaudited)

 Revenue:
  Rental income                                  $      3,819,796
  Finance income                                          397,133
  Income from investments in joint ventures               263,110
  Net gain on sales of equipment                          103,972
  Interest and other income                               754,007
                                                  ---------------

  Total revenue                                         5,338,018
                                                  ---------------

 Expenses:
  Depreciation                                          3,067,753
  Interest                                                344,531
  Bad debt expense                                         70,015
  Management Fees - Manager                               172,513
  Administrative expense reimbursements -
    Manager and affiliates                                910,553
  General and administrative                              131,846
  Amortization                                             24,479
                                                  ---------------

  Total expenses                                        4,721,690
                                                  ---------------

 Net income                                       $       616,328
                                                  ===============

 Net income allocable to:
  Additional Members                              $       610,165
  Manager                                                   6,163
                                                  ---------------

                                                  $       616,328
                                                  ===============

 Weighted average number of additional
  member shares outstanding                               128,818
                                                  ===============

 Net income per weighted average
  additional member share                         $          4.74
                                                  ===============


See accompanying notes to condensed consolidated financial statements.

                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                        Three Months Ended March 31, 2006
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                  Other
                                              Additional         Additional        Managing    Comprehensive
                                            Member Shares         Members          Member     (Loss) Income       Total
                                            -------------     ------------     ------------   ------------   -------------

Balance, January 1, 2006                          107,099     $ 90,318,028     $    (28,876)  $    (33,886)  $  90,255,266
 Proceeds from issuance of additional
     members shares                                45,900       45,900,371                -             -       45,900,371
 Sales and offering expenses                           -        (5,277,323)               -             -       (5,277,323)
 Cash distributions to members                         -        (2,605,313)         (26,273)            -       (2,631,586)
 Change in valuation of warrants
     held by investee                                  -                -                 -      1,188,119       1,188,119
 Foreign exchange translation adjustments
     of investee                                       -                -                 -       (625,758)       (625,758)
 Net income                                            -           610,165            6,163             -          616,328
                                            -------------     ------------     ------------   ------------   -------------

 Balance, March 31, 2006                          152,999     $128,945,928     $    (48,986)  $    528,475   $ 129,425,417
                                            =============     ============     =============  ============   =============


See accompanying notes to condensed consolidated financial statements.

                         ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statement of Cash Flows
                        Three Months Ended March 31, 2006
                                   (Unaudited)

 Cash flows from operating activities:
      Net income                                                 $      616,328
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Rental income paid directly to lenders by lessees               (260,665)
       Interest expense on non-recourse financing paid directly
          to lenders by lessees                                          34,040
       Finance income paid directly to lenders by lessees               (19,838)
       Depreciation and amortization                                  3,092,232
       Bad debt expense                                                  70,015
       Income from investment in joint ventures                        (263,110)
       Net gain on sales of equipment                                  (103,972)
      Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables               540,008
       Rents receivable                                               1,372,103
       Other assets, net                                             (1,192,981)
       Accounts payable and accrued expenses                          5,021,223
       Due to Manager and affiliates, net                              (206,146)
                                                                 --------------

 Net cash provided by operating activities                            8,699,237
                                                                 --------------


 Cash flows from investing activities:
  Investments in leased assets                                      (56,484,185)
  Proceeds from sales of equipment                                      706,003
  Restricted cash deposits                                             (404,000)
  Cash acquired in investment in joint venture                            1,602
  Investments in joint ventures                                      (4,599,984)
  Distributions received from joint ventures                            135,080
                                                                 --------------

 Net cash used in investing activities                              (60,645,484)
                                                                 --------------

 Cash flows from financing activities:
  Proceeds from notes payable -  non-recourse                         4,063,618
  Repayments of notes payable -  non-recourse                        (1,929,519)
  Issuance of additional member shares, net of sales
    and offering expenses paid                                       40,623,048
  Due to Manager and affiliates, net                                     81,000
  Cash distributions to members                                      (2,631,586)
                                                                 --------------

 Net cash provided by financing activities                           40,206,561
                                                                 --------------

 Effects of exchange rates on cash and cash equivalents                (727,038)
                                                                 --------------

 Net decrease in cash and cash equivalents                          (12,466,724)
 Cash and cash equivalents, beginning of the period                  71,449,920
                                                                 --------------

 Cash and cash equivalents, end of the period                    $   58,983,196
                                                                 ==============


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2006
                                   (Unaudited)


 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                    $    310,491
                                                                                  ============
 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased through non-recourse debt           $ 82,576,156
                                                                                  ============
      Principal and interest paid on non-recourse notes payable
         directly to lenders by lessees                                           $    506,959
                                                                                  ============
      Transfer from other assets to investments in leased assets                  $  2,828,287
                                                                                  ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(1)      Basis of Presentation and Consolidation

     The  accompanying  condensed  consolidated  financial  statements  of  ICON
Leasing Fund Eleven, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Manager, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's 2005 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the
LLC  and  its  majority  owned  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

     The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and reduced for distributions. All of the LLC's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first additional members. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users. The LLC will continue until December 31, 2024, unless terminated sooner.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the LLC's business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of the Limited Liability Company Agreement with the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% ownership interest in the LLC.

     The LLC is currently in its offering period, which began in April 2005 and is anticipated to end during April 2007. The initial capitalization of the LLC was $2,000 on December 17, 2004, which consisted of $1,000 from the Manager and $1,000 for a single share from an officer of the Manager. The LLC subsequently refunded the $1,000 for the share to the officer of the Manager.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(2)    Organization - continued

     The LLC originally intended to offer up to $200,000,000 of capital to members. On March 8, 2006, the LLC commenced a consent solicitation of its members to amend and restate the LLC Agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from its members, and the LLC executed the Amended and Restated LLC Agreement (the "Amended LLC Agreement"). The LLC filed a new registration statement for up to an additional $175,000,000 of member shares with the Securities and Exchange Commission on May 2, 2006.

     The LLC had its initial closing on May 6, 2005 (Commencement of Operations) with the initial sale of member shares. Through December 31, 2005, the LLC sold 107,099 member shares, representing $107,098,773 of capital contributions. From January 1, 2006 through March 31, 2006, the LLC sold an additional 45,900 member shares, representing $45,900,371 of capital contributions. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC's equity.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)    Summary of Significant Accounting Policies

Investment in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations.

Equipment Held for Sale or Lease

     Equipment held for sale or lease includes equipment recently purchased on behalf of a lessee for which the lease term has not yet commenced, as well as equipment previously leased to end users which has been returned to the LLC following lease expiration. Equipment held for sale or lease is recorded at the lower of cost or estimated fair market value, less anticipated costs to sell.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(3)    Summary of Significant Accounting Policies - continued

Revenue Recognition

     The LLC leases equipment to third parties, which may be classified as either finance leases or operating leases, as determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for finance leases. For operating leases, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     Revenues from operating leases are recognized on a straight line basis over the lives of the related leases. Billed and uncollected operating lease receivables are included in rents receivable. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. Actual results could differ from those estimates.

(4)    Joint Ventures

     The joint venture described below is consolidated by the LLC.

ICON Global Crossing, LLC

     On November 17, 2005, the LLC, along with two of its affiliates, ICON Income Fund Eight A L.P. and ICON Income Fund Ten, LLC ("Fund Ten"), formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of 44%, 12% and 44%, respectively. The total capital contributions made to ICON Global Crossing were $17,397,940, of which the LLC's share was $7,695,494. ICON Global Crossing purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing"). On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests to approximately 61.4%, 8.0% and 30.6%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing at March 31, 2006 and will consolidate its results of operations beginning April 1, 2006.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(4)    Joint Ventures - continued

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including approximately $157,000 in legal fees) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term for the equipment purchased is for 48 months beginning on April 1, 2006.

     The two joint ventures described below are not consolidated by the LLC and are accounted for under the equity method.

ICON AEROTV, LLC

     On December 22, 2005, the LLC and Fund Ten formed ICON AEROTV, LLC ("AEROTV LLC"), and each contributed approximately $2,776,000 for a 50% ownership interest. During February 2006, AEROTV LLC purchased approximately $794,000 of equipment on lease to AeroTV Ltd. with a lease term that expires on November 30, 2007. During March 2006, AEROTV LLC purchased approximately $192,000 of additional equipment on lease to AeroTV Ltd. with a lease term that expires on June 30, 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators. At March 31, 2006 the LLC paid $83,630 in acquisition fees, which were capitalized to other assets and will be amortized over the corresponding lease terms.

ICON EAM, LLC

     On November 9, 2005, the LLC and Fund Ten formed ICON EAM, LLC ("EAM LLC"), and each contributed approximately $5,618,000 in cash for a 50% ownership interest. EAM LLC will purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd. ("Assets Ltd.") which expires in 2013. Assets Ltd. is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. At March 31, 2006, the cash contributions were held in an escrow account pending the equipment purchase.

     On March 9, 2006, in accordance with the lease agreement with Assets Ltd., the shareholders of Energy Asset Management plc, the parent company of Assets Ltd., approved the issuance of warrants to EAM LLC to acquire 7,403,051 shares of Energy Asset Management plc's stock. On March 9, 2006, the Manager had estimated the value of the warrants to be zero since, among other things, Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of GBP1.50. EAM LLC has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members' equity of EAM LLC. Realized gains and losses during the year are reflected in the statement of operations. At March 31, 2006, the Manager has determined, based upon the Black-Scholes Option Pricing Model, that the fair value of these warrants is approximately $2,375,000. The assumptions used for the Black-Scholes Option Pricing Model were as follows: strike price GBP1.50, share price GBP1.35, estimated holding period of two years, a volatility of 25.0%, and the risk free interest rate of 5.0%. At March 31, 2006, the LLC recorded approximately $1,188,000, which represents its proportionate fair value of the warrants, which is included in investments in joint ventures and members' equity in the accompanying condensed consolidated balance sheets.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(5)    Acquisition of Leasing Portfolio

     On January 12, 2006, the Board of Directors of Clearlink Capital Corporation ("Clearlink"), a Canadian corporation, approved the sale to the Manager and ICON Canada, Inc., an affiliate of the Manager, of approximately 1,100 equipment leases (the "Leasing Portfolio") and other assets and the assumption of various liabilities. The sale was effective March 1, 2006.

     Simultaneously with the sale, the LLC acquired the Leasing Portfolio from the Manager and ICON Canada, Inc. for approximately $144,591,000 (CAD $166,000,000), which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000. The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

     The Leasing Portfolio is comprised primarily of information technology and technology-related equipment leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees). Any other types of equipment in the Leasing Portfolio are considered immaterial to these consolidated financial statements. The Leasing Portfolio had an average remaining lease term of approximately 18 months at acquisition. At March 31, 2006, the Leasing Portfolio consisted of approximately 360 finance leases with approximately 90 lessees and approximately 750 operating leases with approximately 40 lessees.

     The LLC's results of operations include the activities of the Leasing Portfolio from March 1, 2006.

     Non-cancelable annual minimum rents receivable due from the finance leases in the Leasing Portfolio are as follows at March 31, 2006:


                       Year Ending
                         March 31,
                        ---------


                         2007            $ 20,468,523
                         2008              14,279,128
                         2009               8,207,552
                         2010               2,223,501
                         2011                 367,618
                        Thereafter             86,990
                                         ------------

                                         $ 45,633,312
                                         ============


     Non-cancelable annual minimum rents receivable due from the operating leases in the Leasing Portfolio are as follows at March 31, 2006:

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(5)    Acquisition of Leasing Portfolio - continued

                        Year Ending
                         March 31,
                        ----------

                         2007            $   32,511,017
                         2008                17,576,503
                         2009                 4,352,332
                         2010                   462,733
                         2011                    25,461
                                         --------------

                                         $   54,928,046
                                         ==============


     As part of the Leasing Portfolio acquisition, the LLC accrued a Canadian provincial tax of approximately $4,544,000 and at March 31, 2006, the LLC recorded a receivable of approximately $4,544,000, which is included in miscellaneous receivables on the condensed consolidated balance sheet. The LLC was refunded this amount during May 2006.

     As part of the Leasing Portfolio, the LLC acquired approximately $26,141,000 of equipment held for sale or lease. Of this amount, approximately $19,674,000 relates to one lease which was acquired effective April 1, 2006 and is classified as a finance lease. The LLC will be receiving annual rental payments on this lease of approximately $2,200,000 through August 31, 2015. Additionally, the LLC assumed liabilities related to this lease of approximately $12,395,000, which is included in leasing payables in the accompanying condensed consolidated balance sheet. These liabilities will be paid in equal monthly installments of approximately $111,000 through August 2015.

     The LLC also has non-recourse debt which was assumed as part of the Leasing Portfolio acquisition. The non-recourse debt accrues interest at rates ranging from 4.75% per year to 8.05% per year and matures at various dates through January 2012. A significant portion of the Leasing Portfolio is financed with non-recourse debt. The rental payments received from the lessees generally match the repayment terms of the related non-recourse debt and the leased equipment is generally pledged as collateral against the non-recourse debt. The outstanding balance of the non-recourse debt at March 31, 2006 was $80,400,174, of which $41,523,060 will be repaid in Canadian dollars.

     The aggregate maturities of non-recourse debt consist of the following at March 31, 2006:


                     Year Ending
                       March 31,
                      -----------

                         2007                  $ 42,046,163
                         2008                    25,195,340
                         2009                     9,354,267
                         2010                     2,484,463
                         2011                     1,250,601
                        Thereafter                   69,340
                                               ------------

                                               $ 80,400,174
                                               ============

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(6)    Accounts Payable and Other Liabilities

     At March 31, 2006, the LLC had approximately $7,438,000 of accounts payable and other liabilities, which included approximately $1,745,000 of trade payables, approximately $1,149,000 of professional fees incurred in connection with the acquisition of the Leasing Portfolio and approximately $4,544,000 accrued for Canadian provincial tax, which was paid during April 2006.

(7)    Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Ten (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrowers and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. The LLC has established an interest bearing cash account with the Lender totaling $1,313,185 at March 31, 2006, which satisfies the Lender's cash reserve requirement for all of the Borrowers.

     At March 31, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927, of which the LLC currently has no amount outstanding.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


(8)    Comprehensive Income

           Comprehensive income consists of the following:


                                                            Three Months Ended
                                                              March 31, 2006
                                                              --------------

 Net income                                                  $      616,328

 Other comprehensive income (loss):
   Change in valuation of warrants held by investee               1,188,119
   Foreign currency translation adjustment                         (625,758)
                                                             --------------

 Comprehensive income                                        $    1,178,689
                                                             ==============


(9)    Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties. The Manager is entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 to $100,000,000 and 1.5% of capital raised over $100,000,000. ICON
Securities Corp. is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures and
(ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC's acquisition transactions. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations. The Manager has assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to a Canadian affiliate, ICON Funding, ULC, pursuant to a management agreement between the Manager and ICON Funding, ULC.

     The Manager performs certain services relating to the management of the LLC's equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the Manager or its affiliates and are necessary to the LLC's operations. These costs include the Manager's and affiliates legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(9)    Transactions with Related Parties - continued

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $26,273 for the three months ended March 31, 2006. Additionally, the Manager's interest in the LLC's net income for the three months ended March 31, 2006 was $6,163.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2006, were as follows:



        Entity                      Capacity               Description                    Amount
 -----------------                 --------------------   --------------------          --------------
 ICON Capital Corp.                Manager                 Organization and
                                                            offering expenses (1)       $      688,506
                                                                                        ==============
 ICON Securities Corp.             Managing broker-dealer  Underwriting fees (1)        $      918,007
                                                                                        ==============
 ICON Capital Corp.                Manager                 Acquisition fees (2)         $    1,313,428
                                                                                        ==============
 ICON Capital Corp.                Manager                 Management fees (3)          $      172,513
                                                                                        ==============
 ICON Capital Corp. and affiliate  Manager                 Administrative fees (3)      $      910,553
                                                                                        ==============


 (1) Amount charged directly to members' equity.
 (2) Amount capitalized and amortized to operations.
 (3) Amount charged directly to operations.


     At March 31, 2006, the LLC had a net payable due to its Manager and affiliates of $823,509. The Manager was due $774,734, which consisted of $56,012 of organization and offering expenses, $372,444 of accrued administrative expense reimbursements and $346,278 of acquisition fees. ICON Securities Corp. was due $74,683 for underwriting fees. Additionally, the LLC had a receivable of $23,299 due from ICON Funding, ULC relating to the purchase of the Leasing Portfolio.

     From April 1, 2006 through May 15, 2006, the LLC has raised an additional $22,724,498 of capital contributions. During this time period, the LLC has paid or accrued underwriting fees to ICON Securities Corp. of $454,490 and organizational and offering expenses to the Manager of $340,868.

(10)   Lease Program

     The LLC has a program (the "Program"), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee's Master Lease Agreement. The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from the LLC, which acts as a reseller and procures equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with the LLC. In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the "Program Agreement"), and may not be in default under the Program Agreement or the Master Lease Agreement.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(10)   Lease Program - continued

     In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that the LLC anticipates entering into with these lessees in the upcoming quarter. At March 31, 2006, the LLC had approved approximately $24,737,000 for equipment purchases with lease terms beginning in April 1, 2006 through June 1, 2006, of which approximately $10,645,000 was for U.S. lessees and approximately $14,092,000 was for Canadian lessees. The LLC has also subsequently approved approximately $11,461,000 for equipment purchases with lease terms beginning in July 1, 2006 through August 1, 2006, of which approximately $4,650,000 was for U.S. lessees and approximately $6,811,000 was for Canadian lessees.

(11)   Geographic Information

     Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases and operating leases, net of accumulated depreciation, are as follows at March 31, 2006:



                                                           United
                                                           States          Canada            Total
                                                        ------------    --------------    -------------
 Revenue:
      Rental income                                     $   1,854,470   $    1,965,326    $   3,819,796
      Finance income                                          232,578          164,555          397,133
                                                        -------------   --------------    -------------

                                                        $   2,087,048   $    2,129,881    $   4,216,929
                                                        =============   ==============    =============

 Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                       $  21,958,835   $   23,674,477    $  45,633,312
         Estimated unguaranteed residual values               809,579        2,850,662        3,660,241
         Initial direct costs, net                            465,776          680,449        1,146,225
         Unearned income                                   (2,099,584)      (2,854,759)      (4,954,343)
                                                        -------------   --------------    -------------

                                                        $  21,134,606   $   24,350,829    $  45,485,435
                                                        =============   ==============    =============

      Investments in operating leases, net              $  53,503,962   $   40,091,976    $  93,595,938
                                                        =============   ==============    =============

      Equipment held for sale or lease                  $   4,272,025   $   21,869,253    $  26,141,278
                                                        =============   ==============    =============


                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(12)   Recent Accounting Pronouncements

     The Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operation

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II, Item 1A. Risk Factors and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     As used in this  Quarterly  Report on Form 10-Q,  references to "we," "us,"
"our"  or  similar  terms  include  ICON  Leasing  Fund  Eleven,   LLC  and  its
consolidated subsidiaries.

Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Overview

     We are an equipment leasing business formed on December 2, 2004. We began active operations on May 6, 2005. We primarily engage in the business of purchasing equipment and leasing it to third-party end users and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next six years. This time frame is called the "operating period," which we may extend, at our discretion, up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     At March 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Information Technology and Technology-Related Equipment:

     o We own approximately 1,100 equipment leases with predominantly large, investment grade lessees and comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

     Telecommunications Equipment:

     o We have a 61.4% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which is then leased to Global Crossing Telecommunications, Inc.

     Industrial Gas Meters:

     o We have a 50.0% ownership interest in ICON EAM LLC, which purchased industrial gas meters and accompanying data gathering equipment that will then be subject to lease with EAM Assets Ltd., a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom.

     Digital Audio/Visual Entertainment Systems:

     o We have a 50.0% ownership interest in ICON AEROTV LLC, which purchased digital audio/visual entertainment systems which will then be subject to a lease with AeroTV Ltd., a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

New Accounting Pronouncements

     Our Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2006 (the "2006 Quarter")

     We commenced operations on May 6, 2005 and are currently raising equity. From commencement of operations through March 31, 2006, we have raised total equity of $152,999,135. We recently filed a registration statement with the Securities and Exchange Commission to increase our original offering from up to $200,000,000 to up to $375,000,000 of shares. With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio. Since we only commenced our operations on May 6, 2005, we cannot provide comparative results of operations.

     Total revenue for the 2006 Quarter was approximately $5,338,000 and was comprised of rental income of approximately $3,820,000, finance income of approximately $397,000, income from investments in joint ventures of approximately $263,000, a net gain on sales of equipment of approximately $104,000 and interest and other income of approximately $754,000, of which approximately $578,000 was interest income and approximately $176,000 was foreign currency transaction gains. Our revenue was derived primarily from our acquisition of approximately 1,100 leases effective March 1, 2006.

     Total expenses for the 2006 Quarter were approximately $4,722,000 and were comprised of depreciation and amortization of approximately $3,092,000, interest of approximately $345,000, bad debt expense of approximately $70,000, management fees - Manager of approximately $173,000, administrative expense reimbursements
- Manager of approximately $911,000 and general and administrative expenses of approximately $132,000.

   Net Income

     As a result of the foregoing factors, the net income for the 2006 Quarter was $616,328. The net income per weighted average number of additional members' shares outstanding for the 2006 Quarter was $4.74.

Liquidity and Capital Resources

Sources and Uses of Cash

     At March 31, 2006, we had cash and cash equivalents of $58,983,196. Our main source of cash is from financing activities, primarily the sale of our additional member shares. Our main use of cash is for investing activities, particularly investments in leased assets.

     We are currently in our offering period and during the 2006 Quarter we sold 45,900 additional member shares, representing approximately $45,900,000 of capital contributions. We paid and accrued various selling expenses of approximately $5,277,000, which provided us with net proceeds from the sale of our member shares of approximately $40,623,000.

     Beginning with the commencement of operations, we have been paying sales commissions to third parties, and various fees to the Manager and ICON Securities Corp., its affiliate. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction of our equity.

     During the 2006 Quarter, we paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and its affiliate. During this time period, we paid and accrued sales commissions of $3,670,810 to unrelated third parties, paid and accrued $918,007 to ICON Securities Corp., an affiliate of our Manager, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all shares to the additional members and we paid and accrued $688,506 to our Manager, who is entitled to receive a fee for organizational and offering expenses. Of these amounts, $74,683 in underwriting fees and $56,012 for organizational and offering fees have been accrued as of March 31, 2006.

     At May 15, 2006, we have sold an additional 22,725 membership interests representing $22,724,498 of capital contributions. From May 6, 2005 through May 15, 2006, we have admitted 4,644 Additional Members.

     Our other significant sources of cash were from proceeds of non-recourse notes payable of approximately $4,064,000 and from net operating activities of approximately $8,699,000.

     Our main use of cash during the 2006 Quarter was for investing and financing activities. We paid approximately $56,484,000 for equipment subject to lease related to the acquisition of the Leasing Portfolio. We also repaid approximately $1,930,000 of non-recourse debt and paid distributions to members of approximately $2,632,000.

Financings and Borrowings

     On August 31, 2005, we, together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and Fund Ten (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8% at March 31, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrowers and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. We have established an interest bearing cash account with the Lender totaling $1,313,185 at March 31, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At March 31, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927, of which we currently have no amount outstanding.

     Our Manager believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees' businesses that are beyond our control.

Distributions

     We began to pay monthly distributions to our members starting with the first month after the additional members' admission and will continue to pay such distributions until the termination of the operating period. We paid distributions to our additional members of $2,605,313 for the 2006 Quarter. We paid distributions to our Manager of $26,273 for the 2006 Quarter.

Commitments

     We have a program (the "Program"), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee's Master Lease Agreement. The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us. In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the "Program Agreement"), and may not be in default under the Program Agreement or the Master Lease Agreement. In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter. At March 31, 2006, we approved approximately $24,737,000 for equipment purchases with lease terms beginning in April 1, 2006 through June 1, 2006, of which approximately $10,645,000 was for U.S. lessees and approximately $14,092,000 was for Canadian lessees. We also subsequently approved approximately $11,461,000 for equipment purchases with lease terms beginning in July 1, 2006 through August 1, 2006, of which approximately $4,650,000 was for U.S. lessees and approximately $6,811,000 was for Canadian lessees.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There are no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the financial statements for the period ended March 31, 2006 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     Although this Quarterly Report on Form 10-Q has not been filed within the time period provided under the Exchange Act, we believe that our disclosure controls and procedures are still effective. This Quarterly Report on Form 10-Q was not timely filed because of the complexities involved, including cross-border accounting issues, in the integration of the Leasing Portfolio acquisition.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our and our affiliates financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

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

Item 1A.  Risk Factors

     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

     Because we will borrow to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

     Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that may be incurred when purchasing equipment. While we believe the use of leverage will result in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession.

     We together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC and ICON Income Fund Ten, LLC, are party to an Agreement with California Bank & Trust. The terms of our Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     See "Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the use of proceeds from our offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our Limited Liability Company Agreement (the "LLC Agreement") in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members, and we executed the Amended LLC Agreement. Of the 137,686.95 shares of limited liability company shares that were issued and outstanding as of the record date of March 3, 2006, 70,956.212 shares voted in favor, 1,562.790 shares voted against, and 2,922.199 shares abstained to the amendments to the LLC Agreement.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits

     4.1 ICON Leasing Fund Eleven, LLC Amended and Restated Limited Liability Company Agreement.*

     31.1 Section 302 Certification of Chairman and Chief Executive Officer.

     31.2 Section 302 Certification of Executive Vice President and Principal Financial and Accounting Officer.

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

* Incorporated by reference as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-133730) filed May 2, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 000-51916 (Registrant) by its Manager, ICON Capital Corp.

Date: June 14, 2006

/s/ Beaufort J.B. Clarke
-------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 14, 2006

/s/ Thomas W. Martin
-------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)