Form 10-Q
period 2006-06-30
ICON Leasing Fund Eleven, LLC
filed 2006-08-23
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                               June 30, 2006
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from                                     to
                       ------------------------------------  -------------------

Commission File Number                                  000-51916
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

Number of outstanding limited liability company shares of the registrant on August 1, 2006 is 210,503.

                          ICON Leasing Fund Eleven, LLC
                                Table of Contents



PART I - FINANCIAL INFORMATION                                                         Page


     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
           and December 31, 2005                                                         1

         Condensed Consolidated Statement of Operations for the Three and Six Months
           Ended June 30, 2006 and the Period From May 6, 2005 (Commencement of
           Operations) Through June 30, 2005 (Unaudited)                                 3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           Six Months Ended June 30, 2006 (Unaudited)                                    4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2006 and the Period From May 6, 2005 (Commencement of
           Operations) Through June 30, 2005 (Unaudited)                                 5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     20

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                 25

     Item 4. Controls and Procedures                                                    25

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                          26

     Item 1A.   Risk Factors                                                            26

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                26

     Item 3. Defaults Upon Senior Securities                                            26

     Item 4. Submission of Matters to a Vote of Security Holders                        26

     Item 5. Other Information                                                          27

     Item 6. Exhibits                                                                   27

     Signatures                                                                         28


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                 (Unaudited)
                                                   June 30,        December 31,
                                                    2006              2005
                                                 -----------      -----------
 Cash and cash equivalents                      $ 34,267,482      $71,449,920
                                                ------------      -----------

 Investments in finance leases:
      Minimum rents receivable                    71,615,615                -
      Estimated unguaranteed residual values       3,803,526                -
      Initial direct costs, net                    1,246,271                -
      Unearned income                             (8,033,818)               -
                                                ------------      -----------

 Net investments in finance leases                68,631,594                -
                                                ------------      -----------

 Investments in operating leases:
      Equipment, at cost                         366,435,600                -
      Accumulated depeciation                    (14,953,472)               -
                                                ------------      -----------

 Net investments in operating leases             351,482,128                -
                                                ------------      -----------

 Investments in joint ventures                     9,730,741       16,084,960
 Equipment held for sale or lease                  2,787,267                -
 Rents receivable, net of allowance
   for doubtful accounts                           3,247,837                -
 Restricted cash                                     705,128          909,185
 Other assets, net                                 5,360,744        3,257,636
                                                ------------      -----------

      Total assets                              $476,212,921      $91,701,701
                                                ============      ===========
See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY

                                                                             (Unaudited)
                                                                               June 30,       December 31,
                                                                                2006             2005
                                                                             -----------      -----------
 Notes payable - non-recourse                                               $271,405,058      $         -
 Accounts payable and other liabilities                                        3,431,181          844,058
 Deferred rental income                                                        4,548,530                -
 Leasing payables                                                             13,566,935                -
 Due to Manager and affiliates, net                                            5,719,332          602,377
 Minority interest                                                             9,195,029                -
                                                                            ------------      -----------

      Total liabilities                                                      307,866,065        1,446,435
                                                                            ------------      -----------

 Commitments and contingencies

 Members' equity:
      Manager (one share outstanding, $1,000 per share original
         issue price)                                                            (83,672)         (28,876)
      Additional Members (199,346 and 107,099 shares outstanding,
         $1,000 per share original issue price)                              166,544,237       90,318,028
      Accumulated other comprehensive income (loss)                            1,886,291          (33,886)
                                                                            ------------      -----------

 Total members' equity                                                       168,346,856       90,255,266
                                                                            ------------      -----------

 Total liabilities and members' equity                                      $476,212,921      $91,701,701
                                                                            ============      ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      For the Period                     For the Period
                                                                     from May 6, 2005                   from May 6, 2005
                                                                     (Commencement of                   (Commencement of
                                                     Three  Months     Operations)       Six Months       Operations)
                                                    Ended June 30,      to June 30,    Ended June 30,      to June 30,
                                                        2006              2005             2006               2005
                                                   --------------     -------------  ---------------      ------------
 Revenue:
      Rental income                                $   14,484,472     $           -  $    18,304,268      $          -
      Finance income                                      990,869                 -        1,388,002                 -
      Income from investments in joint ventures           118,115                 -          381,225                 -
      Net gain on sales of new equipment
         (net of cost of sales of $5,089,442)             280,617                 -          280,617                 -
      Net gain on sales of leased equipment               317,550                 -          421,522                 -
      Interest and other income                           416,573             2,296        1,170,580             2,296
                                                   --------------     -------------  ---------------      ------------

         Total revenue                                 16,608,196             2,296       21,946,214             2,296
                                                   --------------     -------------  ---------------      ------------

 Expenses:
      Depreciation and amortization                    12,025,343                 -       15,117,575                 -
      Interest                                          1,437,151                 -        1,781,682                 -
      Bad debt expense                                          -                 -           70,015                 -
      Management Fees - Manager                           912,901                 -        1,085,414                 -
      Administrative expense reimbursements -
         Manager and affiliate                          1,613,312           122,204        2,523,865           122,204
      General and administrative                          133,314               160          265,160               160
      Minority interest                                   265,028                 -          265,028                 -
                                                   --------------     -------------  ---------------      ------------

         Total expenses                                16,387,049           122,364       21,108,739           122,364
                                                   --------------     -------------  ---------------      ------------

 Net income (loss)                                 $      221,147     $    (120,068) $       837,475      $   (120,068)
                                                   ==============     =============  ===============      ============

 Net income (loss) allocable to:
      Additional Members                           $      218,936     $    (118,867) $       829,100      $   (118,867)
      Manager                                               2,211            (1,201)           8,375            (1,201)
                                                   --------------     -------------  ---------------      ------------

                                                   $      221,147     $    (120,068) $       837,475      $   (120,068)
                                                   ==============     =============  ===============      ============

 Weighted average number of additional
      member shares outstanding                           175,266            11,156          152,170            11,156
                                                   ==============     =============  ===============      ============

 Net income (loss) per weighted average
      additional member share outstanding          $         1.25           $(10.65)          $ 5.45           $(10.65)
                                                   ==============     =============  ===============      ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                         Six Months Ended June 30, 2006
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                       Other
                                                   Additional      Additional        Managing       Comprehensive
                                                 Member Shares      Members           Member        (Loss) Income       Total
                                                 -------------   ------------       ----------     --------------   ------------
 Balance, January 1, 2006                              107,099   $ 90,318,028       $  (28,876)    $      (33,886)  $ 90,255,266

 Proceeds from issuance of additional
      members shares                                    92,247     92,246,983                -                  -     92,246,983
 Sales and offering expenses                                -     (10,598,098)               -                  -    (10,598,098)
 Cash distributions to members                              -      (6,251,776)         (63,171)                 -     (6,314,947)
 Change in valuation of interest rate
      swap contracts                                        -               -                -            (27,864)       (27,864)
 Change in valuation of warrants
      held by joint venture                                 -               -                -            640,037        640,037
 Foreign exchange translation adjustments
      of joint ventures                                     -               -                -          1,308,004      1,308,004
 Net income                                                 -         829,100            8,375                  -        837,475
                                                 -------------   ------------       ----------     --------------   ------------

 Balance, June 30, 2006                                199,346   $166,544,237       $  (83,672)    $    1,886,291   $168,346,856
                                                 =============   ============       ==========     ==============   ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             For the Period
                                                                                              from May 6,
                                                                                                 2005
                                                                                           (Commencement of
                                                                              Six Months      Operations)
                                                                            Ended June 30,    to June 30,
                                                                                 2006            2005
                                                                             -----------      ------------
 Cash flows from operating activities:
      Net income (loss)                                                      $   837,475      $   (120,068)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Rental income paid directly to lenders by lessees                    (1,368,644)               -
         Finance income paid directly to lenders by lessees                      (77,765)               -
         Income from investment in joint ventures                               (381,225)               -
         Net gain on sales of equipment                                         (702,139)               -
         Depreciation and amortization                                        15,117,575                -
         Interest expense paid directly to lenders by lessees                    151,222                -
         Bad debt expense                                                         70,015                -
         Minority interest                                                       265,028                -
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                    5,454,298                -
         Rents receivable                                                      2,101,978                -
         Other assets, net                                                    (2,913,679)               -
         Payables, deferred rental income and other liabilities                5,441,229                -
         Due to Manager and affiliates, net                                      (94,272)          122,204
                                                                             -----------      ------------

 Net cash provided by operating activities                                    23,901,096             2,136
                                                                             -----------      ------------

 Cash flows from investing activities:
      Investments in leased assets, net of cash received                    (139,811,053)               -
      Proceeds from sales of equipment                                         6,963,868                -
      Restricted cash deposits                                                   204,057                -
      Cash acquired in investment in joint venture                                 1,602                -
      Investments in joint ventures                                           (4,599,984)               -
      Distributions received from joint ventures                                 135,080                -
                                                                             -----------      ------------

 Net cash used in investing activities                                      (137,106,430)               -
                                                                             -----------      ------------

 Cash flows from financing activities:
      Proceeds from notes payable - non-recourse                              12,846,688                -
      Repayments of notes payable - non-recourse                             (12,154,514)               -
      Issuance of additional member shares,
        net of sales and offering expenses paid                               81,648,885        23,353,046
      Due to Manager and affiliates, net                                         (19,387)          323,262
      Cash distributions to members                                           (6,314,947)          (43,040)
      Distributions to minority interest holders                                (812,683)               -
                                                                             -----------      ------------

 Net cash provided by financing activities                                    75,194,042        23,633,268
                                                                             -----------      ------------

 Effects of exchange rates on cash and cash equivalents                          828,854                -
                                                                             -----------      ------------

 Net (decrease) increase in cash and cash equivalents                        (37,182,438)       23,635,404
 Cash and cash equivalents, beginning of the period                           71,449,920             2,000
                                                                             -----------      ------------

 Cash and cash equivalents, end of the period                                $34,267,482      $ 23,637,404
                                                                             ===========      ============

See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             For the Period
                                                                                            from May 6, 2005
                                                                                            (Commencement of
                                                                              Six Months      Operations)
                                                                            Ended June 30,     to June 30,
                                                                                 2006             2005
                                                                             ------------     ------------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                               $  1,252,060     $         -
                                                                             ============     ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt         $272,008,071     $         -
                                                                             ============     ===========
      Principal and interest on non-recourse notes payable
         paid directly to lenders by lessees                                 $  1,905,709     $         -
                                                                             ============     ===========

      Transfer from other assets to investments in leased assets             $  2,828,287     $         -
                                                                             ============     ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The  accompanying  condensed  consolidated  financial  statements  of  ICON
Leasing Fund Eleven, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Manager, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the
LLC  and  its  majority  owned  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

     The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded to operations. All of the LLC's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first Additional Members. Additional Members represent all members other than the Manager. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2024, unless terminated sooner.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the LLC's business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of a Limited Liability Company Agreement with the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(2)    Organization - continued

     The LLC is currently in its offering period, which began in April 2005 and is anticipated to end during April 2007. The initial capitalization of the LLC was $2,000 on December 17, 2004, which consisted of $1,000 from the Manager and $1,000 for a single share from an officer of the Manager. The LLC subsequently redeemed the $1,000 for the share to the officer of the Manager.

     The LLC originally intended to offer up to $200,000,000 of equity to members. On March 8, 2006, the LLC commenced a consent solicitation of its members to amend and restate the LLC Agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from its members, and the LLC executed an Amended and Restated LLC Agreement (the "Amended LLC Agreement"). The LLC filed a new registration statement (the "New Registration Statement") for up to an additional $175,000,000 of member shares with the Securities and Exchange Commission (the "SEC") on May 2, 2006. The New Registration Statement was declared effective by the SEC on July 3, 2006; and the LLC commenced the offering of the additional 175,000 member shares.

     The LLC had its initial closing on May 6, 2005 (Commencement of Operations) with the initial sale of member shares. Through December 31, 2005, the LLC sold 107,099 member shares, representing $107,098,773 of capital contributions. From January 1, 2006 through June 30, 2006, the LLC sold an additional 92,247 member shares, representing $92,246,983 of capital contributions. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. ("ICON Securities"), a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC's equity.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the Additional Members and 1% to the Manager until each Additional Member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the Additional Members and 10% to the Manager.

(3)      Summary of Significant Accounting Policies

Investment in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(3)    Summary of Significant Accounting Policies - continued

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

     Revenues from operating leases are recognized on a straight line basis over the lives of the related leases. Billed and uncollected operating lease receivables are included in rents receivable. Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

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

(4)    Acquisition of Leasing Portfolio

     On March 7, 2006, the LLC acquired substantially all of the equipment leasing portfolio (the "Leasing Portfolio") of Clearlink Capital Corporation ("Clearlink"), a financial services provider based in Mississauga, Ontario, Canada. At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment is leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees). The Leasing Portfolio had an average remaining lease term of approximately 18 months at the time of the acquisition.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(4)    Acquisition of Leasing Portfolio - continued

     The Leasing Portfolio, which was acquired effective March 1, 2006, was acquired by the LLC from the Manager and ICON Canada, Inc. for approximately $144,591,000 (CAD $166,000,000), which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000. The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

     As part of the Leasing Portfolio acquisition, the LLC accrued a Canadian provincial tax of approximately $4,544,000. The LLC was refunded this amount during May 2006.

     As part of the Leasing Portfolio, the LLC acquired approximately $26,141,000 of equipment held for sale or lease. Of this amount, approximately $19,674,000 relates to one finance lease which was acquired effective April 1, 2006. The LLC will be receiving annual rental payments on this lease of approximately $2,200,000 through August 31, 2015. Additionally, the LLC assumed liabilities related to this lease of approximately $12,395,000, which are included in leasing payables in the accompanying condensed consolidated balance sheet. These liabilities will be paid in equal monthly installments of approximately $111,000 through August 2015.

     The LLC assumed non-recourse debt as part of the Leasing Portfolio acquisition. The non-recourse debt accrues interest at rates ranging from 4.75% per year to 8.05% per year and matures at various dates through January 2012. A significant portion of the Leasing Portfolio is financed with non-recourse debt. The rental payments received from the lessees generally match the repayment terms of the related non-recourse debt and the leased equipment is generally pledged as collateral for the non-recourse debt.

     During  the  three  months  ended  June  30,   2006,   the  LLC   purchased
approximately $9,400,000 of new equipment.

(5)    Investments in Finance Leases

     Non-cancelable annual minimum rents receivable due from the finance leases in the Leasing Portfolio are as follows at June 30, 2006:

   Year Ending
     June 30,
   -----------
       2007             $23,272,297
       2008             $18,245,667
       2009             $11,011,906
       2010             $ 5,209,830
       2011             $ 2,883,774

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(6)    Investments in Operating Leases

     On June 21, 2006, the LLC, through its wholly owned subsidiaries ICON European Container, LLC ("EC I") and ICON European Container II, LLC ("EC II," and together with EC I, the "ZIM Purchasers"), acquired four container vessels, the M/V ZIM America, the M/V ZIM Hong Kong, the M/V ZIM Israel, and the M/V ZIM Japan (collectively, the "ZIM Vessels"), from Old Course Investments LLC ("Old Course"). The ZIM Vessels are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. ("ZIM"). The bareboat charters expire in October 2010 and November 2011.

     The purchase price was approximately $145,773,000, comprised of (i) a cash payment of approximately $35,876,000, (ii) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the "HSH Loan Agreement") and (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels (See
Note 8 for more information about the debt obligations). The LLC incurred professional fees of approximately $336,000 and paid or accrued to the Manager an acquisition fee of approximately $4,236,000 relating to this transaction. These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

     The ZIM Vessels were owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the "KS Companies"). The acquisition of the ZIM Vessels was consummated by the LLC acquiring all of Old Course's right, title and interest in all of the issued and outstanding shares (the "AS Shares") of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively the "AS Companies") and all of Old Course's and the AS Companies' right, title and interest in all of the issued and outstanding limited partnership interests (the "KS Shares," and collectively with the AS Shares, the "Shares") of the KS Companies. The acquisition has been treated as an asset purchase for financial reporting purposes.

     In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a Guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the "PSA") and Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA. Pursuant to the terms and conditions of the Escrow Agreement, Old Course deposited into escrow the sum of $2,000,000 in cash (the "Escrow Amount"), of which 50% will be released to Old Course if no claims are made prior to the six month anniversary of the closing of the acquisition; the balance to be released on the first anniversary of the closing of the acquisition if no claims are made within such time period.

     On June 16, 2006, the LLC, through its wholly owned subsidiaries ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the "Companies"), acquired four product carrying vessels named: the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the "Tankers") from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Tankers directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly owned Cypriot subsidiary Isomar Marine Company Limited ("Isomar" and, together with the Companies, the "Tanker Purchasers").

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(6)    Investments in Operating Leases - continued

     The Tankers are subject to bareboat charters with subsidiaries of TOP Tankers, Inc. (the "Charterer"). The bareboat charters expire in February 2011. The purchase price for the Tankers was approximately $116,319,000, comprised of
(i) approximately $22,650,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations (See Note 8 for more information about the debt obligations). The LLC incurred professional fees of approximately $290,000 and paid or accrued to the Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Tankers.

     Aggregate minimum future rentals receivable from each of the LLC's non-cancelable leases consist of the following at June 30, 2006:

   Year Ending
     June 30,
   -----------
       2007             $ 74,586,986
       2008             $ 56,682,905
       2009             $ 42,774,779
       2010             $ 38,506,112
       2011             $ 22,572,000

(7)    Joint Ventures

     The joint venture described below is majority owned and consolidated by the LLC.

ICON Global Crossing, LLC

     On November 17, 2005, the LLC, along with ICON Income Fund Eight A L.P. and ICON Income Fund Ten, LLC ("Fund Ten"), both affiliates of the Manager, formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of approximately 44%, 12% and 44%, respectively. Capital contributions made to ICON Global Crossing were $17,397,940; of which the LLC's share was $7,695,494. On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests to approximately 61.4%, 8.0 % and 30.6%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing at March 31, 2006 and consolidated its results of operations beginning April 1, 2006.

     During   February   and  March  2006,   ICON  Global   Crossing   purchased
approximately $22,113,000 of state-of-the-art telecommunications equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing Telecommunications, Inc. ("Global Crossing") and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term is for 48 months, beginning April 1, 2006. The LLC paid an acquisition fee to its Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

     The two joint ventures described below are not consolidated by the LLC and are accounted for under the equity method.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(7)    Joint Ventures - continued

ICON AEROTV, LLC

     On December 22, 2005, the LLC and its affiliate, Fund Ten, formed ICON AEROTV, LLC ("AEROTV LLC"), and each contributed approximately $2,776,000 for a 50% interest. During February 2006, AEROTV LLC purchased approximately $794,000 of equipment on lease to AeroTV Ltd. with a lease term that expires on November 30, 2007. During March 2006, AEROTV LLC purchased approximately $192,000 of additional equipment on lease to AeroTV Ltd. with a lease term that expires on June 30, 2008. AeroTV Ltd., which is based in the United Kingdom, is a provider of on board digital audio/visual systems for airlines, rail and coach operators. The LLC paid $83,630 in acquisition fees to the Manager, which were capitalized to other assets and are being amortized to operations over the corresponding lease terms.

 ICON EAM, LLC

     On November 9, 2005, the LLC and its affiliate, Fund Ten, formed ICON EAM, LLC ("EAM LLC"), and each contributed approximately $5,618,000 in cash for a 50% interest. EAM LLC will purchase industrial gas meters and accompanying data gathering equipment, which will be subject to a lease with EAM Assets Ltd. ("Assets Ltd.") which expires in 2013. Assets Ltd. is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. At June 30, 2006, the cash contributions were held in an escrow account by EAM LLC pending the equipment purchase.

     On March 9, 2006, in accordance with the lease agreement with Assets Ltd., the shareholders of Energy Asset Management plc, the parent company of Assets Ltd., approved the issuance of warrants to EAM LLC to acquire 7,403,051 shares of Energy Asset Management plc's stock. On March 9, 2006, the Manager had estimated the value of the warrants to be zero since, among other things, Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of (pound)1.50. EAM LLC has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members' equity of EAM LLC. Realized gains and losses during the year are reflected in the statement of operations. At June 30, 2006, the Manager has determined, based on the Black Scholes option pricing model, that the fair value of these warrants is approximately $1,280,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price (pound)1.50, share price (pound)1.00, estimated holding period of two years from March 9, 2006, a volatility of 37.5%, and the risk free interest rate of 5.0%.

(8)    Notes Payable - Non-Recourse

     In connection with the acquisition of the ZIM Vessels (See Note 6 for more information about the acquisition), the LLC assumed $93,325,000 of a senior non-recourse debt obligation under the HSH Loan Agreement. Pursuant to the terms of the HSH Loan Agreement, there are two separate portions to the senior non-recourse debt obligation, (i) approximately $43,600,000 was for the acquisition of the M/V ZIM Japan and M/V ZIM America and (ii) approximately $49,725,000 was for the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. HSH Nordbank AG has a first priority security interest in the ZIM Vessels. The KS Companies are jointly and severally liable for the obligations under the HSH Loan Agreement.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(8)    Notes Payable - Non-Recourse - continued

     The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V ZIM America matures on November 12, 2010 and accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.25% per year. This portion of the senior non-recourse debt obligation requires quarterly principal payments of $1,900,000 through November 2006, $1,800,000 through November 2007 and $1,600,000 through August 2010. On November 12, 2010, a balloon payment of $13,400,000 is due and payable.

     The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year. This portion of the senior non-recourse debt obligation requires quarterly principal payments of $1,950,000 through February 2007, $1,900,000 through February 2008 and $1,775,000 through November 2010. On January 27, 2011, a balloon payment of $14,975,000 is due and payable.

     As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rate on the senior non-recourse debt obligation and minimize the risk for interest rate fluctuations. Two of the interest rate swap contracts hedge the variable interest rate on the $43,600,000 portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V ZIM America. These two interest rate swap contracts have notional amounts of $11,250,000 and $36,150,000, respectively and have fixed interest rates of 5.41% per year and 5.97% per year, respectively. The third interest rate swap contract hedges the variable interest rate on the $49,725,000 portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. This interest rate swap contract has a notional amount of $49,725,000 and has a fixed interest rate of 4.74% per year. The LLC accounts for its swap contracts in accordance with SFAS 133, as amended, and recorded the fair value of the swap contracts at June 21, 2006 and recognized the periodic change in the fair value of the interest rate swap contracts as a component of other comprehensive income.

     In connection with the acquisition of the ZIM Vessels, the LLC also assumed $12,000,000 of junior non-recourse debt obligations with ZIM consisting of (i) approximately $5,800,000 relating to the acquisition of the M/V ZIM Japan and M/V ZIM America and (ii) approximately $6,200,000 relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. The $5,800,000 junior non-recourse debt obligation matures on August 4, 2010, accrues interest at 2.75% per year, requires semi-annual principal payments of approximately $400,000 and has a balloon payment of approximately $2,600,000 on August 4, 2010. The $6,200,000 junior non-recourse debt obligation matures on October 19, 2010, accrues interest at 2.75% per year, requires semi-annual principal payments of approximately $400,000 and has a balloon payment of approximately $2,600,000 on October 19, 2010. ZIM has a second priority security interest in the ZIM Vessels as security for the junior non-recourse debt obligations. At June 30, 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the ZIM Vessels was $105,325,000.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(8)    Notes Payable - Non-Recourse - continued

     In connection with the acquisition of the Tankers (See Note 6 for more information about the acquisition), the Tanker Purchasers entered into a non-recourse senior secured loan agreement (the "Fortis Loan Agreement") with Fortis Bank NV/SA for approximately $80,000,000. Pursuant to the terms of the Fortis Loan Agreement, there were four separate advances: (i) approximately
$19,364,000  for  the  acquisition  of the  M/T  Doubtless,  (ii)  approximately
$19,364,000  for  the  acquisition  of the  M/T  Spotless,  (iii)  approximately
$20,363,000  for the  acquisition  of the M/T Faithful,  and (iv)  approximately
$20,909,000 for the acquisition of the M/T Vanguard. The advances all have a maturity date of June 22, 2011 and accrue interest at LIBOR plus 1.125% per year.

     The advances for the acquisitions of the M/T Doubtless and the M/T Spotless each require quarterly principal payments of approximately $847,000 through June 19, 2007, approximately $908,000 through June 19, 2008, approximately $968,000 through June 19, 2009, $1,029,000 through June 19, 2010 and $1,089,000 through
June 22, 2011. The advance for the acquisition of the M/T Faithful requires quarterly payments of approximately $891,000 through June 19, 2007, approximately $954,000 through June 19, 2008, approximately $1,018,000 through June 22, 2009, approximately $1,082,000 through June 22, 2010 and approximately $1,145,000 through June 22, 2011. The advance for the acquisition of the M/T Vanguard requires quarterly payments of approximately $915,000 through June 19, 2007, approximately $980,000 through June 19, 2008, approximately $1,045,000 through June 19, 2009, approximately $1,111,000 through June 22, 2010 and approximately $1,176,000 through June 22, 2011.

     As part of the acquisition of the Tankers, the Tanker Purchasers entered into four interest rate swap contracts in order to fix the variable interest rate on the senior non-recourse debt obligations with Fortis to minimize the LLC's risk for interest rate fluctuations. These interest rate swaps are effective beginning September 18, 2006, will have an aggregate notional amount of approximately $76,500,000 and will fix the interest rate at 5.59% per year. The LLC accounts for its swap contracts in accordance with SFAS 133, as amended, and will record the swap contracts at their estimated fair value and recognize the periodic change in their fair value as other comprehensive income.

     In connection with the acquisition of the Tankers, the Tanker Purchasers assumed junior non-recourse debt obligations of approximately $10,000,000 with Top Tanker, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard. The junior non-recourse debt obligations all mature on March 14, 2011 and do not accrue interest. The LLC has reduced the junior non-recourse debt to its present value at June 16, 2006, which was approximately $8,778,000, and will impute interest at 2.75% per year. Top Tankers has a second priority security interest in the Tankers as security for the junior non-recourse debt obligations. At June 30, 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the Tankers was $88,778,373.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(8)    Notes Payable - Non-Recourse - continued

     The aggregate maturities of notes payable - non recourse consist of the following at June 30, 2006:

   Year Ending
     June 30,
   -----------
       2007               $ 71,056,381
       2008               $ 55,654,630
       2009               $ 39,980,705
       2010               $ 36,701,183
       2011               $ 69,179,641

(9)    Revolving Loan Facility

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

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. The LLC has established an interest bearing cash account with the Lender totaling $359,000 at June 30, 2006, which satisfies the Lender's cash reserve requirement for all of the Borrowers.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(9)    Revolving Loan Facility - continued

     At June 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $1,795,000, of which the LLC currently has no amount outstanding.

(10) Comprehensive Income (Loss)

         Comprehensive income (loss) consists of the following:

                                                                             For the Period                 For the Period
                                                                            from May 6, 2005                  from May 6, 2005
                                                                            (Commencement of                  (Commencement of
                                                           Three Months       Operations)       Six Months     Operations)
                                                           Ended June 30,      to June 30,    Ended June 30,    to June 30,
                                                                2006             2005             2006            2005
                                                           -------------      -----------     -----------     ------------
 Net income (loss)                                         $     221,147      $  (120,068)    $   837,475     $   (120,068)

 Other comprehensive income (loss):
     Change in valuation of interest rate swap contracts         (27,864)                         (27,864)
     Change in valuation of warrants held by joint venture      (548,082)               -         640,037               -
     Foreign currency translation adjustment                   1,933,762                -       1,308,004               -
                                                           -------------      -----------     -----------      -----------

 Comprehensive income (loss)                               $   1,578,963      $  (120,068)    $ 2,757,652     $   (120,068)
                                                           =============      ===========     ===========     ============

(11)   Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties. The Manager is entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 to $100,000,000 and 1.5%
of capital raised over $100,000,000. ICON Securities is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and
(ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC's acquisition transactions. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations. The Manager has assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to a Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

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

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(11)   Transactions with Related Parties - continued

     Administrative expense reimbursements are costs incurred by the Manager or its affiliates and are necessary to the LLC's operations. These costs include the Manager's and affiliates legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $63,171 for the six months ended June 30, 2006. Additionally, the Manager's interest in the LLC's net income for the three and six months ended June 30, 2006 was $2,211 and $8,375, respectively. The Manager's interest in the LLC's net loss for the period from May 6, 2005 (Commencement of Operations) through June 30, 2005 was $1,201.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and six month periods ended June 30, 2006 and for the period from May 6, 2005 (Commencement of Operations) through June 30, 2005, are as follows:

                                                                                  For the Period                 For the Period
                                                                                 from May 6, 2005               from May 6, 2005
                                                                                 (Commencement of               (Commencement of
                                                                   Three Months    Operations)      Six Months    Operations)
                                                                   Ended June 30,   to June 30,    Ended June 30,  to June 30,
     Entity             Capacity         Description                   2006            2005           2006           2005
     -------            ---------        ------------               ------------   -------------  -------------   --------------
 ICON Capital Corp.     Manager           Organization and
                                             offering expenses (1) $    695,199   $     944,921   $   1,383,705   $      944,921
                                                                   ============   =============   =============   ==============
 ICON Securities Corp.  Managing
                         broker-dealer    Underwriting fees (1)    $    926,933   $     539,955   $   1,844,940   $      539,955
                                                                   ============   =============   =============   ==============
 ICON Capital Corp.     Manager           Acquisition fees (2)     $ 11,307,096   $           -   $  12,620,524   $            -
                                                                   ============   =============   =============   ==============
 ICON Capital Corp.     Manager           Management fees (3)      $    912,901   $           -   $   1,085,414   $            -
                                                                   ============   =============   =============   ==============
 ICON Capital Corp.
   and affiliate        Manager           Administrative fees (3)  $  1,613,312   $     122,204   $   2,523,865   $      122,204
                                                                   ============   =========== =   =============   ==============

(1)  Amount charged directly to members' equity.
(2)  Amount capitalized and amortized to operations.
(3)  Amount charged directly to operations.

     At June 30, 2006, the LLC had a net payable due to its Manager and affiliates of $5,719,332. The significant components are as follows: the Manager was due $5,745,613, which is comprised of $12,989 of organization and offering expenses, $502,010 of accrued administrative expense reimbursements and $5,230,614 of acquisition fees. ICON Securities was due $17,319 for underwriting fees. Additionally, the LLC had a receivable of $41,002 due from ICON Funding ULC relating primarily to the purchase of the Leasing Portfolio.

     From July 1, 2006 to August 1, 2006, the LLC has raised an additional $11,157,043 of capital contributions. During this time period, the LLC has paid or accrued organizational and offering expenses to the Manager of $167,356 and underwriting fees to ICON Securities of $223,141.

(12)   Lease Program

     The LLC has a program (the "Program"), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee's Master Lease Agreement for information technology equipment. The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from the LLC, which acts as a reseller and procures equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with the LLC. In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the "Program Agreement"), and may not be in default under the Program Agreement or the Master Lease Agreement.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(12)   Lease Program - continued

     In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that the LLC anticipates entering into with these lessees in the upcoming quarter. At June 30, 2006, the LLC had approved approximately $35,275,000 for equipment purchases during the next quarter with lease terms commencing on or before October 1, 2006, of which approximately $11,750,000 was for U.S. lessees, approximately $19,892,000 was for Canadian lessees and approximately $3,633,000 was for United Kingdom lessees.

(13)   Geographic Information

     Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases and operating leases, net of accumulated depreciation, are as follows at June 30, 2006:

                                                       United
                                                       States             Canada          Europe          Other          Total
                                                   --------------     -------------  ---------------  ------------   -------------
 Revenue:
      Rental income                                $    8,728,697     $   8,097,971  $       712,000  $    765,600   $  18,304,268
      Finance income                                      618,011           769,991                -            -        1,388,002
      Income from investments in joint ventures                 -                 -          381,225            -          381,225
                                                   --------------     -------------  ---------------  ------------   -------------

                                                   $    9,346,708     $   8,867,962  $     1,093,225  $    765,600   $  20,073,495
                                                   ==============     =============  ===============  ============   =============
Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                  $   25,316,372     $  46,299,243  $             -  $         -    $  71,615,615
         Estimated unguaranteed residual values           976,765         2,826,761                -            -        3,803,526
         Initial direct costs, net                        619,315           626,956                -            -        1,246,271
         Unearned income                               (2,844,068)       (5,189,750)               -            -       (8,033,818)
                                                   --------------     -------------  ---------------  ------------   -------------

                                                   $   24,068,384     $  44,563,210  $             -  $         -    $  68,631,594
                                                   ==============     =============  ===============  ============   =============

      Investments in operating leases, net         $   54,049,962     $  40,583,275  $   142,253,501  $114,595,390   $ 351,482,128
                                                   ==============     =============  ===============  ============   =============
      Investments in joint ventures                $            -     $           -  $     9,730,741  $         -    $   9,730,741
                                                   ==============     =============  ===============  ============   =============
      Equipment held for sale or lease             $      343,992     $   2,443,275  $             -  $         -    $   2,787,267
                                                   ==============    ==============  ===============  ============   =============


(14)   Recent Accounting Pronouncements

     The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operation

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II, Item 1A. Risk Factors and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

     We are an equipment leasing business formed on December 2, 2004. We began active operations on May 6, 2005. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for the next six years. This time frame is called the "operating period," which may be extended, at the discretion of our Manager, up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     At June 30, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Containership Equipment:

     o We have a 100% interest in four 45,720 - 47,094 DWT product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard, which are subject to bareboat charters with subsidiaries of TOP Tankers, Inc. that expire in February 2011.

     o We have a 100% interest in four 3,300 TEU container vessels, M/V ZIM America, M/V ZIM Hong Kong, M/V ZIM Israel, and M/V ZIM Japan, which are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. that expire in October 2010 and November 2011.

     Information Technology and Technology-Related Equipment:

     o We own approximately 1,000 equipment leases with predominantly large, investment grade lessees that are comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

    Telecommunications Equipment:

     o We have a 61.4% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which was then leased to Global Crossing Telecommunications, Inc.

     Industrial Gas Meters:

     o We have a 50.0% ownership interest in ICON EAM LLC, an entity also managed by our Manager, which will purchase industrial gas meters and accompanying data gathering equipment that will then be subject to lease with EAM Assets Ltd., a meter asset manager that is responsible for maintaining industrial gas meters in the United Kingdom.

     Digital Audio/Visual Entertainment Systems:

     o We have a 50.0% ownership interest in ICON AEROTV LLC, an entity also managed by our Manager, which purchases digital audio/visual entertainment systems which will then be subject to a lease with AeroTV Ltd., a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

New Accounting Pronouncements

     Our Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2006 (the "2006 Quarter")

     We commenced operations on May 6, 2005 and are currently raising equity. From commencement of operations through June 30, 2006, we have raised total equity of $199,345,748. We recently increased our original offering from up to $200,000,000 to up to $375,000,000. With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

     As our operations commenced on May 6, 2005, comparative results of operations for the period from May 6, 2005 through June 30, 2005 would not provide a useful analysis.

     Total revenue for the 2006 Quarter was approximately $16,608,000 and was comprised of rental income of approximately $14,484,000, finance income of approximately $991,000, income from investments in joint ventures of approximately $118,000, a net gain on sales of equipment of approximately $598,000 and interest and other income of approximately $417,000. Our revenue was derived primarily from our acquisition of approximately 1,100 leases effective March 1, 2006.

     Total expenses for the 2006 Quarter were approximately $16,387,000 and were comprised of depreciation and amortization of approximately $12,025,000, interest of approximately $1,437,000, management fees - Manager of approximately $913,000, administrative expense reimbursements - Manager of approximately $1,613,000, general and administrative expenses of approximately $133,000 and minority interest expense of $265,000.

Net Income

     As a result of the foregoing factors, the net income for the 2006 Quarter was $221,147. The net income per weighted average number of Additional Member shares outstanding for the 2006 Quarter was $1.25.

Results of Operations for the Six Months Ended June 30, 2006 (the "2006 Period")

     Total revenue for the 2006 Period was approximately $21,946,000 and was comprised of rental income of approximately $18,304,000, finance income of approximately $1,388,000, income from investments in joint ventures of approximately $381,000, a net gain on sales of equipment of approximately $702,000 and interest and other income of approximately $1,171,000. Our revenue was derived primarily from our acquisition of approximately 1,100 leases effective March 1, 2006.

     Total expenses for the 2006 Period were approximately $21,109,000 and were comprised of depreciation and amortization of approximately $15,118,000, interest of approximately $1,782,000, bad debt expense of approximately $70,000, management fees - Manager of approximately $1,085,000, administrative expense reimbursements - Manager of approximately $2,524,000, general and administrative expenses of approximately $265,000 and minority interest expense of approximately $265,000.

     As our operations commenced on May 6, 2005, comparative results of operations for the period from May 6, 2005 through June 30, 2005 would not provide a useful analysis.

Net Income

     As a result of the foregoing factors, the net income for the 2006 Period was $837,475. The net income per weighted average number of Additional Member shares outstanding for the 2006 Period was $5.45.

Liquidity and Capital Resources

Sources and Uses of Cash

     At June 30, 2006, we had cash and cash equivalents of $34,267,482. Our main source of cash is from financing activities, primarily from the sale of Additional Member shares. Our main use of cash is for investing activities, particularly investments in leased assets.

     We are currently in our offering period and during the 2006 Period we sold 92,247 Additional Member shares, representing approximately $92,246,983 of capital contributions. We paid and accrued various selling expenses of approximately $10,598,098, which provided us with net proceeds from the sale of our member shares of approximately $81,648,885.

     Beginning with the commencement of operations, we have been paying sales commissions to third parties, and various fees to the Manager and ICON Securities Corp. ("ICON Securities"), an affiliate of our Manager. These sales commissions and fees paid to the Manager and ICON Securities are recorded as a reduction of our equity.

     During the 2006 Period, we paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and ICON Securities. During this time period, we paid and accrued sales commissions of $7,369,453 to unrelated third parties, paid and accrued $1,844,940 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all shares to the Additional Members and we paid and accrued $1,383,705 to our Manager, who is entitled to receive a fee for organizational and offering expenses. Of these amounts, $17,319 in underwriting fees and $12,989 for organizational and offering fees have been accrued as of June 30, 2006.

     At August 1, 2006, we have sold an additional 11,157 member shares representing $11,157,043 of capital contributions. From May 6, 2005 to August 1, 2006, we have admitted 5,346 Additional Members.

     Our other significant sources of cash were from proceeds of non-recourse notes payable of approximately $12,847,000, proceeds from sales of equipment of approximately $6,964,000 and net cash from operating activities of approximately $23,901,000.

     Our main use of cash during the 2006 Period was for investing and financing activities. We paid approximately $139,811,000 for equipment subject to lease. We also repaid approximately $12,155,000 of non-recourse debt and paid distributions to members of approximately $6,315,000.

Financings and Borrowings

     On August 31, 2005, we, together with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, and ICON Income Fund Ten, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8.5% at June 30, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. We have established an interest bearing cash account with the Lender totaling $359,000 at June 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At June 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $1,795,000, of which we currently have no amount outstanding.

     Our Manager believes that with the cash we have currently available, cash being generated from our leases and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees' businesses that are beyond our control.

Distributions

     We began to pay monthly distributions to our members starting with the first month after the Additional Members' admission and will continue to pay such distributions until the termination of the operating period. We paid distributions to our Additional Members of $6,251,776 for the 2006 Period. We paid distributions to our Manager of $63,171 for the 2006 Period.

Commitments

     We have a program (the "Program"), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee's Master Lease Agreement for information technology equipment. The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us. In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the "Program Agreement"), and may not be in default under the Program Agreement or the Master Lease Agreement. In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter. At June 30, 2006, the LLC had approved approximately $35,275,000 for equipment purchases during the next quarter with lease terms commencing on or before October 1, 2006, of which approximately $11,750,000 was for U.S. lessees, approximately $19,892,000 was for Canadian lessees and approximately $3,633,000 was for United Kingdom lessees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, as well as the financial statements for the period ended June 30, 2006 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor presented below should be read together with the risk factors and information disclosed in our Annual Report on Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

     On August 22, 2006, we adopted Amendment No. 1 to our Amended and Restated LLC Agreement.

Item 6. Exhibits

     4.1 ICON Leasing Fund Eleven, LLC Amended and Restated Limited Liability Company Agreement.*

     4.3 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement.

     31.1 Section 302 Certification of Chairman and Chief Executive Officer.

     31.2 Section 302 Certification of Chief Operating Officer, Chief Financial Officer and Principal Financial and Accounting Officer.

     32.1 Certification  of Chairman and Chief Executive  Officer pursuant to 18
          U.S.C.   ss.1350,   as  adopted   pursuant   to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Operating Officer, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-133730) filed May 2, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 000-51916 (Registrant) by its Manager, ICON Capital Corp.

Date: August 23, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 23, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)