Form 10-Q
period 2006-09-30
ICON Leasing Fund Eleven, LLC
filed 2006-11-17
CIK 1312910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                    September 30, 2006
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from  _________________________________to_____________________


Commission File Number               000-51916
                       ---------------------------------------------------------

                          ICON Leasing Fund Eleven, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             20-1979428
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, 4th Floor, New York, New York                   10011-1505
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

Number of outstanding limited liability company shares of the registrant on October 31, 2006 is 259,737.



                          ICON Leasing Fund Eleven, LLC
                                Table of Contents

PART I - FINANCIAL INFORMATION                                                            Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited)
         and December 31, 2005                                                              1

         Condensed Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2006 and the Period From May 6, 2005 (Commencement of
           Operations) Through September 30, 2005 (Unaudited)                               3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           Nine Months Ended September 30, 2006 (Unaudited)                                 4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2006 and the Period From May 6, 2005 (Commencement of
           Operations) Through September 30, 2005 (Unaudited)                               5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                   7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        21

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                    28

     Item 4. Controls and Procedures                                                       28

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                             29

     Item 1A.   Risk Factors                                                               29

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                   29

     Item 3. Defaults Upon Senior Securities                                               30

     Item 4. Submission of Matters to a Vote of Security Holders                           30

     Item 5. Other Information                                                             30

     Item 6. Exhibits                                                                      30

     Signatures                                                                            31

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                                    (Unaudited)
                                                   September 30,    December 31,
                                                        2006            2005
                                                    ------------    ------------
 Cash and cash equivalents                           $70,295,665     $71,449,920
                                                   -------------     -----------

 Investments in finance leases:
      Minimum rents receivable                        72,509,426               -
      Estimated unguaranteed residual values           3,987,676               -
      Initial direct costs, net                        2,551,222               -
      Unearned income                                 (9,639,665)              -
                                                   -------------     -----------

 Net investments in finance leases                    69,408,659               -
                                                   -------------     -----------

 Investments in operating leases:
      Equipment, at cost                             373,063,373               -
      Accumulated depeciation                        (32,839,815)              -
                                                   -------------     -----------

 Net investments in operating leases                 340,223,558               -
                                                   -------------     -----------

 Investments in joint ventures                         9,942,273      16,084,960

 Equipment held for sale or lease                      8,414,103               -

 Rents receivable (net of allowance
      for doubtful accounts of $70,015)                3,591,574               -
 Restricted cash                                       1,986,012         909,185
 Other assets, net                                     1,022,362       3,257,636
                                                   -------------     -----------

      Total assets                                 $ 504,884,206     $91,701,701
                                                   =============     ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY


                                                                               (Unaudited)
                                                                               September 30,     December 31,
                                                                                   2006             2005
                                                                                ------------     ------------
 Notes payable - non-recourse                                                   $270,922,919     $          -
 Accounts payable and other liabilities                                            2,166,211          844,058
 Deferred rental income                                                            8,347,401                -
 Leasing payables and other lease liabilities                                     19,262,905                -
 Due to Manager and affiliates, net                                                  402,047          602,377
 Distributions payable                                                               160,313                -
 Minority interest                                                                 8,762,589                -
                                                                                ------------     ------------

      Total liabilities                                                          310,024,385        1,446,435
                                                                                ------------     ------------


 Commitments and contingencies

 Members' equity:
      Manager (one share outstanding, $1,000 per share original
         issue price)                                                               (170,053)         (28,876)
      Additional Members (239,926 and 107,099 shares outstanding,
         $1,000 per share original issue price)                                  193,902,669       90,318,028
      Accumulated other comprehensive loss                                         1,127,205          (33,886)
                                                                                ------------     ------------

 Total members' equity                                                           194,859,821       90,255,266
                                                                                ------------     ------------


 Total liabilities and members' equity                                          $504,884,206     $ 91,701,701
                                                                                ============     ============
See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                      For the Period
                                                                                                        from May 6,
                                                                                                           2005
                                                                                    Nine Months       (Commencement of
                                                         Three Months Ended            Ended             Operations)
                                                           September 30,            September 30,      to September 30,
                                                        2006             2005           2006                2005
                                                      -----------     ---------     -----------          ---------
 Revenue:
      Rental income                                   $23,013,318     $       -     $41,317,586          $       -
      Finance income                                    1,150,699             -       2,538,701                  -
      Income from investments in joint ventures           120,643             -         501,868                  -
      Net gain on sales of new equipment (net of
      cost of sales of $2,733,138 and $7,822,580
      for the three and nine months ended
      September 30, 2006)                                 162,349             -         442,966                  -
      Net (loss) gain on sales of leased
      equipment                                          (132,908)            -         288,614                  -
      Interest and other income                           384,782       186,358       1,555,362            188,654
                                                      -----------     ---------     -----------          ---------

         Total revenue                                 24,698,883       186,358      46,645,097            188,654
                                                      -----------     ---------     -----------          ---------

 Expenses:
      Depreciation and amortization                    19,059,640         1,094      34,177,215              1,094
      Impairment loss                                     446,301             -         446,301                  -
      Interest                                          5,269,459             -       7,051,141                  -
      Bad debt expense                                          -             -          70,015                  -
      Management fees - Manager                         1,520,291             -       2,605,705                  -
      Administrative expense reimbursements -
         Manager and affiliate                          1,811,745       407,772       4,335,610            529,976
      General and administrative                          262,356        25,188         527,516             25,348
      Minority interest                                   264,423             -         529,451                  -
                                                      -----------     ---------     -----------          ---------

         Total expenses                                28,634,215       434,054      49,742,954            556,418
                                                      -----------     ---------     -----------          ---------

 Net loss                                             $(3,935,332)    $(247,696)    $(3,097,857)         $(367,764)
                                                      ===========     ==========    ===========          =========

 Net loss allocable to:
      Additional Members                              $(3,895,979)    $(245,219)    $(3,066,878)         $(364,086)
      Manager                                             (39,353)       (2,477)        (30,979)            (3,678)
                                                      -----------     ---------     -----------          ---------

                                                      $(3,935,332)    $(247,696)    $(3,097,857)         $(367,764)
                                                      ===========     =========     ===========          =========

 Weighted average number of additional
      member shares outstanding                           218,980        44,120         174,685             30,247
                                                      ===========     =========     ===========          =========

 Net loss per weighted average
      additional member share outstanding             $    (17.79)    $   (5.56)    $    (17.56)         $  (12.04)
                                                      ===========     =========     ===========          =========




See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                      Nine Months Ended September 30, 2006
                                   (Unaudited)


                                                                                       Accumulated
                                                                                           Other
                                          Additional      Additional      Managing     Comprehensive
                                         Member Shares      Members        Member         Loss            Total
                                         ------------     ------------    ---------    -------------- ------------



 Balance, January 1, 2006                   107,099        $90,318,028     $(28,876)   $   (33,886)   $ 90,255,266

 Proceeds from issuance of additional
      members shares                        132,827        132,827,309            -              -     132,827,309

 Sales and offering expenses                      -        (15,264,117)           -              -     (15,264,117)
 Cash distributions paid or accrued
      to members                                  -        (10,911,673)    (110,198)             -     (11,021,871)
 Change in valuation of interest rate
      swap contracts                              -                  -            -     (1,098,720)     (1,098,720)
 Change in valuation of warrants
      held by joint venture                       -                  -            -        543,803         543,803
 Foreign exchange translation adjustments
      of joint ventures                           -                  -            -      1,716,008       1,716,008
 Net loss                                         -         (3,066,878)     (30,979)             -      (3,097,857)
                                            -------       ------------    ---------    -----------     -----------

 Balance, September 30, 2006                239,926       $193,902,669    $(170,053)   $ 1,127,205    $194,859,821
                                            =======       ============    =========    ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the Period
                                                                                         from May 6,
                                                                                            2005
                                                                                       (Commencement of
                                                                       Nine Months       Operations)
                                                                    Ended September 30,  to September 30,
                                                                          2006               2005
                                                                      -------------    ---------------
 Cash flows from operating activities:
      Net loss                                                        $  (3,097,857)          (367,764)
 Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Rental income paid directly to lenders by lessees               (2,317,981)                 -
         Finance income                                                  (2,538,701)                 -
         Income from investments in joint ventures                         (501,868)                 -
         Net gain on sales of equipment                                    (731,580)                 -
         Depreciation and amortization                                   34,177,215               1,094
         Impairment loss                                                    446,301                  -
         Interest expense paid directly to lenders by lessees               384,248                  -
         Bad debt expense                                                    70,015                  -
         Changes in fair market value of interest rate swap contract      1,246,899                  -
         Minority interest                                                  529,451                  -
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables              12,913,259                  -
         Rents receivable                                                 1,758,241                  -
         Other assets, net                                                 (954,172)                 -
         Payables, deferred rental income and other liabilities          13,671,100                  -
         Due to Manager and affiliates, net                                (280,306)           497,669
                                                                      -------------         ----------
 Net cash provided by operating activities                               54,774,264            130,999
                                                                      -------------         ----------

 Cash flows from investing activities:
      Investments in leased assets, net of cash received               (169,468,315)                 -
      Proceeds from sales of equipment                                   11,286,921                  -
      Restricted cash deposits                                           (1,076,827)                 -
      Cash acquired in investment in joint venture                            1,602                  -
      Investments in joint ventures                                      (4,599,984)                 -
      Distributions received from joint ventures                             135,080                 -
                                                                      -------------         ----------

 Net cash used in investing activities                                 (163,721,523)                 -
                                                                      -------------         ----------

 Cash flows from financing activities:
      Proceeds from notes payable - non-recourse                         33,956,911                  -
      Repayments of notes payable - non-recourse                        (32,418,991)                 -
      Issuance of additional member shares, net of
         sales and offering expenses paid                               117,563,192         62,463,772
      Additional member refunds                                                   -             (1,000)
      Oher assets, net                                                            -            (26,250)
      Increase in restricted cash                                                 -         (2,094,209)
      Due to Manager and affiliates, net                                    (19,097)                  -
      Cash distributions to members                                     (10,829,198)          (830,228)
      Distributions to minority interest holders                         (1,509,546)                 -
                                                                      -------------         ----------

 Net cash provided by financing activities                              106,743,271         59,512,085
                                                                      -------------         ----------
 Effects of exchange rates on cash and cash equivalents                   1,049,733                  -
                                                                      -------------         ----------

 Net (decrease) increase in cash and cash equivalents                    (1,154,255)        59,643,084
 Cash and cash equivalents, beginning of the period                      71,449,920              2,000
                                                                      -------------         ----------

 Cash and cash equivalents, end of the period                         $  70,295,665        $59,645,084
                                                                      =============        ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                         For the Period
                                                                                                        from May 6, 2005
                                                                                                        (Commencement of
                                                                                     Nine Months          Operations)
                                                                                   Ended September 30,  to September 30,
                                                                                        2006                 2005
                                                                                   -------------          -----------

 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                     $   5,419,994          $         -
                                                                                   =============          ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt               $ 271,698,228          $         -
                                                                                   =============          ===========



 Principal and interest on non-recourse notes payable
      paid directly to lenders by lessees                                          $   2,697,477          $         -
                                                                                   =============          ===========

 Transfer from other assets to investments in leased assets                        $   2,828,287          $         -
                                                                                   =============          ===========


 Transfer from investments in joint ventures to investments in leased assets       $   7,695,494          $         -
                                                                                   =============          ===========

See accompanying notes to condensed consolidated financial statements.


                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(1)    Basis of Presentation and Consolidation

     The  accompanying  condensed  consolidated  financial  statements  of  ICON
Leasing  Fund  Eleven,  LLC (the "LLC") have been  prepared in  accordance  with accounting  principles  generally  accepted in the United  States of America for interim  financial  information and pursuant to the rules and regulations of the
Securities  and  Exchange   Commission  for  Quarterly  Reports  on  Form  10-Q.
Accordingly,  they do not include all of the information and footnotes  required by accounting  principles generally accepted in the United States of America for complete financial  statements.  In the opinion of the Manager,  all adjustments
(consisting only of normal recurring accruals)  considered  necessary for a fair
presentation  have  been  included.   These  condensed   consolidated  financial
statements  should be read together with the consolidated  financial  statements and notes  included in the LLC's  Annual  Report on Form 10-K for the year ended
December  31,  2005.  The  results for the  interim  period are not  necessarily indicative of the results for the full year.

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

(2)    Organization

     The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first
Additional Members. Additional Members represent all members other than the Manager. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. From time-to-time, the LLC also purchases equipment and sells it to its leasing customers. The LLC will continue until December 31, 2024, unless terminated sooner.

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


                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

     The LLC originally intended to offer up to $200,000,000 of equity to its members. On March 8, 2006, the LLC commenced a consent solicitation of its members to amend and restate the LLC Agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from its members, and the LLC executed an Amended and Restated LLC Agreement (the "Amended LLC Agreement"). The LLC filed a new registration statement (the "New Registration Statement") for up to an additional $175,000,000 of member shares with the Securities and Exchange Commission (the "SEC") on May 2, 2006. The New Registration Statement was declared effective by the SEC on July 3, 2006 and the LLC commenced the offering of the additional 175,000 member shares thereafter.

     The LLC had its initial closing on May 6, 2005 ("Commencement of Operations") with the initial sale of member shares. Through December 31, 2005, the LLC sold 107,099 member shares, representing $107,098,773 of capital contributions. From January 1, 2006 through September 30, 2006, the LLC sold an additional 132,827 member shares, representing $132,827,309 of capital contributions. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. ("ICON Securities"), a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC's equity.

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

Equipment Held for Sale or Lease

     Equipment held for sale or lease includes equipment recently purchased on behalf of a lessee for whom the lease term has not yet commenced, as well as equipment previously leased to end users which has been returned to the LLC following lease expiration. Equipment held for sale or lease is recorded at the lower of cost or estimated fair market value, less anticipated costs to sell.

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

     The LLC sells new equipment to its existing lessees and recognizes revenue on sales when it is realized or realizable and earned. The LLC considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

(4)    Acquisition of Leasing Portfolio

     On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the "Leasing Portfolio") of Clearlink Capital Corporation ("Clearlink"), a financial services provider based in Mississauga, Ontario, Canada. At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(4)    Acquisition of Leasing Portfolio - continued

business-related functions such as database inquiries. This equipment is leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees). The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

     The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by the LLC from the Manager and ICON Canada, Inc. for approximately $144,591,000 (CAD $166,000,000), which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000. The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

     The LLC assumed non-recourse debt as part of the Leasing Portfolio acquisition. The non-recourse debt accrues interest at rates ranging from 4.05% per year to 8.05% per year and matures at various dates through January 2012. A significant portion of the Leasing Portfolio is financed with non-recourse debt. The rental payments received from the lessees generally match the repayment terms of the related non-recourse debt and the leased equipment is generally pledged as collateral for the non-recourse debt.

     At September 30, 2006, the LLC recorded an impairment loss of approximately $446,000 on its operating leases due to third party sales during October 2006 which indicate that the fair market value of this equipment is less than its book value.

     During the three months ended September 30, 2006, the LLC purchased approximately $17,200,000 of new equipment.

(5) Investments in Finance Leases

     As part of the Leasing Portfolio, the LLC acquired approximately $26,141,000 of equipment held for sale or lease. Of this amount, approximately $19,674,000 related to one finance lease which commenced effective April 1, 2006. The LLC is receiving annual rental payments on this lease of approximately CAD $2,500,000 (USD $2,200,000 at September 30, 2006) through August 31, 2015.
Additionally, the LLC assumed liabilities related to this lease of approximately CAD $14,500,000 (USD $13,000,000 at September 30, 2006), which is classified as leasing payables in the accompanying condensed consolidated balance sheet. These liabilities will be paid by the LLC in equal monthly installments of approximately CAD $129,167 (USD $116,000 at September 30, 2006) through August 2015.

     Non-cancelable annual minimum rents receivable due from the finance leases in the Leasing Portfolio are as follows at September 30, 2006:

   Year ending
   September 30,
   -------------

        2007                 25,066,766
        2008                 19,130,616
        2009                 11,261,968
        2010                  5,503,164
        2011                  3,038,502

(6)    Investments in Operating Leases

     On June 21, 2006, the LLC, through its wholly owned subsidiaries ICON European Container, LLC ("EC I") and ICON European Container II, LLC ("EC II," and together with EC I, the "ZIM Purchasers"), acquired four container vessels, the M/V ZIM America and the M/V ZIM Japan (owned by EC I) and the M/V ZIM Hong Kong and the M/V ZIM Israel (owned by EC II) (collectively, the "ZIM Vessels"), from Old Course Investments LLC ("Old Course"). The ZIM Vessels are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. ("ZIM"). The bareboat charters expire in November 2010 and January 2011, respectively.

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

     The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the "KS Companies"). The acquisition of the ZIM Vessels was consummated by the LLC acquiring all of Old Course's right, title and interest in and to all of the issued and outstanding shares (the "AS Shares") of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively, the "AS Companies") and all of Old Course's and the AS Companies' right, title and interest in and to all of the issued and outstanding limited partnership interests (the "KS Shares," and collectively with the AS Shares, the "Shares") of the KS Companies. The acquisition of the ZIM Vessels has been treated as a purchase of assets, which is consistent with industry practices, as the historical operating data for the vessels is not reviewed nor is it material to the LLC's decision to make such acquisition.

     In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a Guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the "PSA") and Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA. Pursuant to the terms and conditions of the Escrow Agreement, Old Course deposited into escrow the sum of $2,000,000 in cash (the "Escrow Amount"), of which 50% will be released to Old Course if no claims are made prior to the six month anniversary of the closing of the acquisition; the balance will be released on the first anniversary of the closing of the acquisition if no claims are made within such time period.

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

     The Tankers are subject to bareboat charters with subsidiaries of TOP Tankers, Inc. ("Top Tankers"). The bareboat charters expire in February 2011. The purchase price for the Tankers was

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(6)      Investments in Operating Leases - continued

approximately $116,319,000,  comprised of (i) approximately $22,650,000 in cash,
(ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations (See Note 8 for more information about the debt obligations). The LLC incurred professional fees of approximately $290,000 and paid or accrued to the Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Tankers.

     Aggregate minimum future rentals receivable from each of the LLC's non-cancelable leases consist of the following at September 30, 2006:

   Year Ending
   September 30,
   -------------

       2007         $  74,056,438
       2008         $  55,494,795
       2009         $  42,960,541
       2010         $  37,913,478
       2011         $  11,870,511

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

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term of the lease is for 48 months, and began on April 1, 2006. The LLC paid an acquisition fee to the Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

     The equipment on lease to Global Crossing is classified as an investment in operating leases in the accompanying condensed consolidated balance sheet.

     The two joint ventures described below are not consolidated by the LLC and are accounted for under the equity method.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(7)    Joint Ventures - continued

ICON AEROTV, LLC

     On December 22, 2005, the LLC and Fund Ten formed ICON AEROTV, LLC ("AEROTV LLC") and each contributed approximately $2,776,000 for a 50% ownership interest. During February 2006, AEROTV LLC purchased approximately $794,000 of equipment on lease to AeroTV Ltd. with a lease term that expires on December 31, 2007. During March 2006, AEROTV LLC purchased approximately $192,000 of additional equipment on lease to AeroTV Ltd. with a lease term that expires on June 30, 2008.

     On August 3, 2006, AEROTV LLC agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV Ltd. with a lease term that expires on June 30, 2008. On August 17, 2006, AEROTV LLC paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV Ltd. installing the leased equipment. As of September 30, 2006, the equipment installation has not been completed. AeroTV Ltd., which is based in the United Kingdom, is a provider of on-board digital audio/visual systems for airlines, rail and coach operators. The LLC paid $83,630 in acquisition fees to the Manager, which were capitalized to other assets and are being amortized to operations over the corresponding lease terms.

ICON EAM, LLC

     On November 9, 2005, the LLC and Fund Ten formed ICON EAM, LLC ("EAM LLC") and each contributed approximately $5,620,000 in cash for a 50% ownership interest. EAM LLC will purchase industrial gas meters and accompanying data gathering equipment that will be subject to a lease with EAM Assets Ltd. ("Assets Ltd.") which expires in 2013. Assets Ltd. is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. At September 30, 2006, the cash contributions were held in an escrow account pending the equipment purchase.

     On March 9, 2006, in accordance with the lease agreement with Assets Ltd., the shareholders of Energy Asset Management plc, the parent company of Assets Ltd., approved the issuance of warrants to EAM LLC to acquire 7,403,051 shares of Energy Asset Management plc's stock. On March 9, 2006, the Manager had estimated the value of the warrants to be zero in part since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of (pound)1.50. EAM LLC has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members' equity of EAM LLC. Realized gains and losses during the year are reflected in the statement of operations. At September 30, 2006, the Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $1,088,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price (pound)1.50, share price (pound)1.00, estimated holding period of two years from March 9, 2006, a volatility of 37.5%, and a risk free interest rate of 5.0%.

(8)    Notes Payable - Non-Recourse

         ZIM Vessels

     In connection with the acquisition of the ZIM Vessels (See Note 6 for more information about the acquisition), the LLC assumed approximately $93,325,000 of a senior non-recourse debt obligation

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(8)      Notes Payable - Non-Recourse - continued

under the HSH Loan Agreement. Pursuant to the terms of the HSH Loan Agreement, there are two separate portions to the senior non-recourse debt obligation, (i) approximately $43,600,000 was for the acquisition of the M/V ZIM Japan and M/V ZIM America and (ii) approximately $49,725,000 was for the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. HSH Nordbank AG has a first priority security interest in the ZIM Vessels. The KS Companies are jointly and severally liable for the obligations under the HSH Loan Agreement.

     The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V ZIM America matures on November 18, 2010 and accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.25% per year. This portion of the senior non-recourse debt obligation requires quarterly principal payments of $1,900,000 through November 2006, $1,800,000 through November 2007 and $1,600,000 through August 2010. On November 12, 2010, a balloon payment of approximately $12,500,000 is due and payable. The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On August 18, 2006, the LLC paid $900,000, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

     The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year. This portion of the senior non-recourse debt obligation requires quarterly principal payments of $1,950,000 through February 2007, $1,900,000 through February 2008 and $1,775,000 through November 2010. On January 27, 2011, a balloon payment of approximately $14,900,000 is due and payable. The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On August 3, 2006, the LLC paid $75,000, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

     As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse debt obligation and minimize the risk for interest rate fluctuations. Two of the interest rate swap contracts hedge the variable interest rate on the $43,600,000 portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V ZIM America. These two interest rate swap contracts have notional amounts of $11,250,000 and $36,150,000, respectively, and have fixed interest rates of 5.41% and 5.97% per year, respectively. The third interest rate swap contract hedges the variable interest rate on the $49,725,000 portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. This interest rate swap contract has a notional amount of $49,725,000 and has a fixed interest rate of 5.99% per year. The LLC accounts for its swap contracts as fair value hedges in accordance with SFAS 133, as amended, and recorded the fair value of the swap contracts at June 21, 2006 and recognizes the periodic change in the fair value of the interest rate swap contracts through the statement of operations. Due to the non-recourse debt prepayments in August 2006, a portion of the swap contracts was determined to be ineffective, the amount of which was not material to our condensed consolidated financial statements at September 30, 2006.

     In connection with the acquisition of the ZIM Vessels, the LLC also assumed $12,000,000 of junior non-recourse debt obligations with ZIM consisting of (i) approximately $5,800,000 relating to the acquisition of the M/V ZIM Japan and M/V ZIM America and (ii) approximately $6,200,000 relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. The $5,800,000 junior non-recourse debt obligation matures on May 12, 2010, accrues interest at 2.75% per year, requires semi-annual principal payments of approximately $400,000 and requires a balloon payment of

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(8)      Notes Payable - Non-Recourse - continued

approximately $2,600,000 on May 12, 2010. The $6,200,000 junior non-recourse debt obligation matures on July 27, 2010, accrues interest at 2.75% per year, requires semi-annual principal payments of approximately $400,000 and requires a balloon payment of approximately $2,600,000 on July 27, 2010. ZIM has a second priority security interest in the ZIM Vessels as security for the junior non-recourse debt obligations. At September 30, 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the ZIM Vessels was $100,100,000.

     Tankers

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

     As part of the acquisition of the Tankers, the Tanker Purchasers entered into four interest rate swap contracts in order to fix the variable interest rate on the senior non-recourse debt obligations with Fortis to minimize the LLC's risk for interest rate fluctuations. These interest rate swaps were effective beginning September 18, 2006, have an aggregate notional amount of approximately $76,500,000 and will fix the interest rate at 5.59% per year. The LLC accounts for its swap contracts as cash flow hedges in accordance with SFAS 133, as amended, and records the swap contracts at their estimated fair value and recognizes the periodic change in their fair value as other comprehensive income.

     In connection with the acquisition of the Tankers, the Tanker Purchasers assumed junior non-recourse debt obligations of approximately $10,000,000 with Top Tankers, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard. The junior non-recourse debt obligations all mature on March 14, 2011 and do not accrue interest. The LLC has reduced the junior non-recourse debt to its present value at June 16, 2006, which was approximately $8,778,000, and will impute interest at 2.75% per year, which is the rate of interest on similar junior debt obligations that the LLC holds. Top Tankers has a second priority security interest in the Tankers as security for the junior non-recourse debt obligations. At

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

   (8)     Notes Payable - Non-Recourse - continued

September  30,  2006,  the   outstanding   balance  of  the  senior  and  junior
non-recourse debt obligations for the Tankers was $85,357,545.

     Leasing Portfolio

     As discussed in Note 4, in connection with the acquisition of the Leasing Portfolio, the LLC incurred non-recourse debt obligations which accrue interest at rates ranging from 4.05% to 8.05% per year and mature at various dates through January 2012.

     The aggregate maturities of notes payable - non-recourse consist of the following at September 30, 2006:


    Year Ending
   September 30,
   --------------
        2007         $  74,957,788
        2008         $  57,911,204
        2009         $  41,710,085
        2010         $  38,376,272
        2011         $  57,777,381


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

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(9)    Revolving Loan Facility - continued

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. The LLC has established an interest bearing cash account with the Lender totaling $468,000 at September 30, 2006, which satisfies the Lender's cash reserve requirement for all of the Borrowers.

     At September 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $2,340,000, of which the LLC currently has no amount outstanding.

(10)   Comprehensive Loss

         Comprehensive loss consists of the following:



                                                                                                                For the Period
                                                                                                                from May 6, 2005
                                                                                                               (Commencement of
                                                     Three Months       Three Months          Nine Months         Operations)
                                                  Ended September 30,  Ended September 30,  Ended September 30,  to September 30,
                                                         2006               2005                  2006              2005
                                                      ------------      -----------          -------------       -----=-----
 Net loss                                             $ (3,935,332)     $  (247,696)            (3,097,857)         (367,764)
 Other comprehensive loss:
       Change in valuation of interest
         rate swap contracts                            (1,070,856)               -             (1,098,720)                -
       Change in valuation of warrants
         held by joint venture                             (96,234)               -                543,803                 -
       Foreign currency translation adjustments            408,004                -              1,716,008                 -
                                                     -------------      -----------          -------------       -----------

 Comprehensive loss                                   $ (4,694,418)     $  (247,696)          $ (1,936,766)      $  (367,764)
                                                      ============      ===========           ============       ===========




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

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and
(ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC's acquisition transactions. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations. The Manager has assigned its rights and obligations to provide the LLC with administrative services

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(11)     Transactions with Related Parties - continued

and collect reimbursement for those services relating to the Leasing Portfolio to the Manager's Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

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

     Administrative expense reimbursements are costs incurred by the Manager or its affiliates and are necessary to the LLC's operations. These costs include the Manager's and its affiliates legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid and accrued distributions to the Manager of $110,198 for the nine months ended September 30, 2006. Additionally, the Manager's interest in the LLC's net loss for the three and nine months ended September 30, 2006 was $39,353 and $30,979, respectively. The Manager's interest in the LLC's net loss for the three months ended September 30, 2005 and the period from May 6, 2005 (Commencement of Operations) through September 30, 2005 was $2,477 and $3,678, respectively.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and nine month periods ended September 30, 2006 and for the three months ended September 30, 2005 and for the period from May 6, 2005 (Commencement of Operations) through September 30, 2005, are as follows:



                                                                                                                 For the Period
                                                                    Three           Three                        from May 6, 2005
                                                                   Months          Months        Nine Months      (Commencement of
                                                                    Ended           Ended          Ended          Operations)
                                                                 September 30,   September 30,   September 30,    to September 30,
          Entity            Capacity        Description             2006            2005           2006             2005
          -------          ---------      ------------           ----------      ----------     -----------     ----------------
 ICON Capital Corp.       Manager         Organization and
                                          offering expenses (1)  $  608,706      $ 1,354,029    $ 1,992,411    $       2,298,950
                                                                 ==========      ==========     ===========     ================

 ICON Securities Corp.    Managing        Underwriting fees (1)  $  811,608      $  899,205     $ 2,656,548     $      1,439,160
                          broker-dealer                          ==========      ==========     ===========     ================
 ICON Capital Corp.       Manager         Acquisition fees (2)   $  512,285      $        -     $13,132,809     $              -
                                                                 ==========      ==========     ===========     ================
 ICON Capital Corp.       Manager         Management fees (3)    $1,520,291      $        -     $ 2,605,705     $              -
                                                                 ==========      ==========     ===========     ================

 ICON Capital Corp.       Manager          Administrative        $1,811,745      $  407,772     $ 4,335,610     $        529,976
 and affiliate                                fees (3)           ==========      ==========     ===========     ================




 (1) Amount charged directly to members' equity.
 (2) Amount capitalized and amortized to operations.
 (3) Amount charged directly to operations.


     At September 30, 2006, the LLC had a net payable due to its Manager and affiliates of $402,047. The significant components are as follows: the Manager was due $384,562, which is comprised of $258,826 of accrued administrative expense reimbursements, $66,713 of acquisition fees, $32,360 of distributions, $13,549 of management fees and $13,114 of organization and offering expenses. ICON Securities was due $17,485 for underwriting fees.

                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(11)     Transactions with Related Parties - continued

     From October 1, 2006 to November 1, 2006, the LLC has raised an additional $19,810,904 of capital contributions. During this time period, the LLC has paid or accrued organization and offering expenses to the Manager of $297,164 and underwriting fees to ICON Securities of $396,218.

(12)   Lease Program

     The LLC has a program (the "Program"), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee's master lease agreement (the "Master Lease Agreement") for information technology equipment. The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from the LLC, which acts as a reseller and procures equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with the LLC. In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the "Program Agreement"), and may not be in default under the Program Agreement or the Master Lease Agreement.

     In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. At September 30, 2006, the LLC had approved approximately $26,435,000 for equipment purchases during the next quarter with lease terms commencing on or before January 1, 2007, of which approximately $13,364,000 was for U.S. lessees, approximately $9,326,000 was for Canadian lessees and approximately $3,745,000 was for United Kingdom lessees.

(13)   Geographic Information

     Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases and operating leases, net of accumulated depreciation, are as follows at September 30, 2006:


                                                          United
                                                          States           Canada          Europe         Other           Total
                                                        -----------     -----------      -----------    -----------    -----------

 Revenue:
      Rental income                                     $15,785,748     $13,909,245       $6,081,835     $5,540,758    $41,317,586
      Finance income                                      1,075,073       1,463,628                -              -      2,538,701
      Income from investments in joint ventures             166,695               -          335,173              -        501,868
                                                        -----------      ----------       ----------    -----------    -----------

                                                        $17,027,516     $15,372,873       $6,417,008     $5,540,758    $44,358,155
                                                        ===========     ===========       ==========    ===========    ===========


                                                         United
                                                          States           Canada          Europe          Other         Total
                                                        -----------      ----------       ----------    -----------    -----------
 Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                       $24,567,598     $47,941,828       $        -    $         -    $72,509,426
         Estimated unguaranteed residual values             957,090       3,030,586                -              -      3,987,676
         Initial direct costs, net                          624,353       1,926,869                -              -      2,551,222
         Unearned income                                (2,755,621)     (6,884,044)                -              -     (9,639,665)
                                                        -----------     -----------       ----------    -----------    -----------

                                                        $23,393,420     $46,015,239       $        -    $         -    $69,408,659
                                                        ===========     ===========       ==========    ===========    ===========


      Investments in operating leases, net              $53,829,200     $37,066,108     $138,117,881   $111,210,369   $340,223,558
                                                        ===========     ===========     ============   ============   ============
      Investments in joint ventures                     $         -               -     $  9,942,273   $          -   $  9,942,273
                                                        ===========     ===========     ============   ============   ============
      Equipment held for sale or lease                  $ 1,582,011     $ 6,832,092     $          -   $          -   $  8,414,103
                                                        ===========     ===========     ============   ============   ============


                          ICON Leasing Fund Eleven, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(14)   Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principle pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements of fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     The Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(15) Concentrations

     For the nine months ended September 30, 2006, the LLC had two lessees that accounted for approximately 26% of rental income and approximately 61% of investments in operating leases.

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

     At September 30, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Containership Equipment:

o We have a 100% interest in four 45,720 - 47,094 DWT product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard, which are subject to bareboat charters with subsidiaries of TOP Tankers, Inc. that expire in February 2011.

o We have a 100% interest in four 3,300 TEU container vessels, M/V ZIM America, M/V ZIM Hong Kong, M/V ZIM Israel, and M/V ZIM Japan, which are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. that expire in November 2010 and January 2011.

Information Technology and Technology-Related Equipment:

o We own approximately 1,100 equipment leases with predominantly large, investment grade lessees that are comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

Telecommunications Equipment:

o We have a 61.4% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which was then leased to Global Crossing Telecommunications, Inc. The lease expires on April 1, 2010.

o We currently have a 13.26% ownership interest in ICON Global Crossing II, LLC ("Global Crossing II"), an entity also managed by our Manager, which purchased from various vendors state-of-the-art telecommunications equipment which was then leased to Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. The lease expires on October 31, 2010.

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

Lease and Other Significant Transactions

Telecommunications Equipment

     On November 17, 2005, we, along with ICON Income Fund Eight A L.P. and ICON Income Fund Ten, LLC ("Fund Ten"), both affiliates of our Manager, formed ICON Global Crossing, with ownership interests of 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. On March 31, 2006, we made an additional capital contribution of $7,733,176, which changed the ownership interests at March 31, 2006 to 61.4%, 8.0 % and 30.6%, respectively.

     During February and March 2006, ICON Global Crossing purchased, in cash, approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing Telecommunications, Inc. ("Global Crossing") and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term is for 48 months, and began on April 1, 2006.

     On September 28, 2006, Fund Ten along with ICON Income Fund Nine, LLC ("Fund Nine"), both affiliates of our Manager, formed Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to Global Crossing II were approximately $12,044,000, of which the Fund Ten's share was approximately $10,044,000 and Fund Nine's share was approximately $2,000,000.

     Simultaneously, Global Crossing II purchased state-of-the-art telecommunications equipment for $12,043,793. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, "Global Crossing").

     On October 31, 2006, we made a capital contribution of $1,840,876 to Global Crossing II. The contribution changed the ownership interests for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was also used to purchase state-of-the-art telecommunications equipment subject to a lease with Global Crossing. The base lease term is for 48 months beginning on November 1, 2006.

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principle pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements of fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     Our Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We commenced operations on May 6, 2005 and are currently raising equity. From commencement of operations through September 30, 2006, we have raised total equity of $239,926,196. In July 2006, we increased our original offering from up to $200,000,000 to up to $375,000,000. With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                                 2006                  2005              Change
                                                              ------------         -----------       -------------
 Total revenue                                                $ 24,698,883         $   186,358       $  24,512,525
                                                              ============         ===========       =============

 Rental income                                                $ 23,013,318         $         -       $  23,013,318
 Finance income                                               $  1,150,699         $         -       $   1,150,699
 Income from investment in joint ventures                     $    120,643         $         -       $     120,643
 Net gain on sales of new equipment                           $    162,349         $         -       $     162,349
 Net (loss) gain on sales of leased equipment                 $   (132,908)        $         -       $   (132,908)
 Interest and other income                                    $    384,782         $   186,358       $     198,424


     Total revenue for the 2006 Quarter was approximately $24,699,000 and was comprised of rental income of approximately $23,013,000, finance income of approximately $1,151,000, income from investments in joint ventures of approximately $121,000, a net gain on sales of equipment of approximately $29,000 and interest and other income of approximately $385,000. Our revenue was derived from our acquisition of approximately 1,100 leases effective March 1, 2006, as well as our recent acquisitions of containerships. We purchased four product carrying vessels and four container vessels during June 2006. The 2006 Quarter includes a full three months of rental income from those acquisitions.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                                  2006              2005         Change
                                                              ------------      -----------   -----------
 Total expenses                                               $ 28,634,215      $   434,054   $28,200,161
                                                              ============      ===========   ===========

 Depreciation and amortization                                $ 19,059,640      $     1,094   $19,058,546
 Impairment loss                                              $    446,301      $         -   $   446,301
 Interest                                                     $  5,269,459      $         -   $ 5,269,459
 Management fees - Manager                                    $  1,520,291      $         -   $ 1,520,291
 Administrative expense reimbursements -
     Manager and affiliate                                    $  1,811,745      $   407,772   $ 1,403,973
 General and administrative                                   $    262,356      $    25,188   $   237,168
 Minority interest                                            $    264,423      $         -   $   264,423



     Total expenses for the 2006 Quarter were approximately $28,634,000 and were comprised of depreciation and amortization of approximately $19,060,000, an impairment loss of approximately $446,000, interest of approximately $5,269,000, management fees - Manager of approximately $1,520,000, administrative expense reimbursements - Manager of approximately $1,812,000, general and administrative expenses of approximately $262,000 and minority interest expense of $264,000. We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and interest, will continue to increase.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Quarter was $3,935,332. The net loss per weighted average number of Additional Member shares outstanding for the 2006 Quarter was $17.79.

Results of Operations for the Nine Months Ended September 30, 2006 (the "2006 Period") and for the Period from May 6, 2005 (Commencement of Operations) through September 30, 2005 (the "2005 Period")

     Revenue for the 2006 Period and the 2005 Period are summarized as follows:


                                                                  2006             2005            Change
                                                              ------------      -----------      -----------
 Total revenue                                                $ 46,645,097      $   188,654      $46,456,443
                                                              ============      ===========      ===========

 Rental income                                                $ 41,317,586      $         -      $41,317,586
 Finance income                                               $  2,538,701      $         -      $ 2,538,701
 Income from investment in joint ventures                     $    501,868      $         -      $   501,868
 Net gain on sales of new equipment                           $    442,966      $         -      $   442,966
 Net (loss) gain on sales of leased equipment                 $    288,614      $         -      $   288,614
 Interest and other income                                    $  1,555,362      $   188,654      $ 1,366,708


     Total revenue for the 2006 Period was approximately $46,645,000 and was comprised of rental income of approximately $41,318,000, finance income of approximately $2,539,000, income from investments in joint ventures of approximately $502,000, a net gain on sales of equipment of approximately $732,000 and interest and other income of approximately $1,555,000. Our revenue was derived from our acquisition of approximately 1,100 leases effective March 1, 2006, as well as our recent acquisitions of containerships.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:


                                                                  2006              2005            Change
                                                              ------------      -----------      ------------
 Total expenses                                               $49,742,954       $   556,418      $49,186,536
                                                              ===========       ===========      ===========

 Depreciation and amortization                                $ 34,177,215      $     1,094      $34,176,121
 Impairment loss                                              $    446,301      $         -      $   446,301
 Interest                                                     $  7,051,141      $         -      $ 7,051,141
 Bad debt expense                                             $     70,015      $         -      $    70,015
 Management fees - Manager                                    $  2,605,705      $         -      $ 2,605,705
 Administrative expense reimbursements -
     Manager and affiliate                                    $  4,335,610      $   529,976      $ 3,805,634
 General and administrative                                   $    527,516      $    25,348      $   502,168
 Minority interest                                            $    529,451      $         -      $   529,451


     Total expenses for the 2006 Period were approximately $49,743,000 and were comprised of depreciation and amortization of approximately $34,177,000, an impairment loss of approximately $446,000, interest of approximately $7,051,000, bad debt expense of approximately $70,000, management fees - Manager of approximately $2,606,000, administrative expense reimbursements - Manager of approximately $4,336,000, general and administrative expenses of approximately $528,000 and minority interest expense of approximately $529,000. We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and interest, will continue to increase.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Period was $3,097,857. The net loss per weighted average number of Additional Member shares outstanding for the 2006 Period was $17.56.

Liquidity and Capital Resources

Sources and Uses of Cash

     At September 30, 2006, we had cash and cash equivalents of $70,295,665. Our main source of cash is from financing activities, primarily from the sale of Additional Member shares. Our main use of cash is for investing activities, particularly investments in leased assets.

     We are currently in our offering period and during the 2006 Period we sold 132,827 Additional Member shares, representing approximately $132,827,309 of capital contributions. We paid and accrued various selling expenses of approximately $15,264,117, which provided us with net proceeds from the sale of our member shares of approximately $117,563,192.

     Beginning with the commencement of operations, we have been paying sales commissions to third parties, and various fees to the Manager and ICON Securities Corp. ("ICON Securities"), an affiliate of our Manager. These sales commissions and fees paid to the Manager and ICON Securities are recorded as a reduction of our equity.

     During the 2006 Period, we paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and ICON Securities. During this time period, we paid and accrued sales commissions of $10,615,158 to unrelated third parties, paid and accrued $2,656,548 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all shares to the Additional Members and we paid and accrued $1,992,411 to our Manager, who is entitled to receive a fee for organization and offering expenses. Of these amounts, $17,485 in underwriting fees and $13,114 for organizational and offering fees have been accrued as of September 30, 2006.

     During the period from September 30, 2006 to November 1, 2006, we have sold an additional 19,811 member shares, representing $19,810,904 of capital contributions. From May 6, 2005 to November 1, 2006, we have admitted 6,369 Additional Members.

     Our other significant sources of cash were from proceeds of non-recourse notes payable of approximately $33,957,000, proceeds from sales of equipment of approximately $11,287,000 and net cash from operating activities of approximately $54,774,000.

     Our main use of cash during the 2006 Period was for investing and financing activities. We paid approximately $169,468,000 for equipment subject to lease. We also repaid approximately $32,419,000 of non-recourse debt and paid distributions to members of approximately $10,829,000.

Financings and Borrowings

     Non-Recourse Notes Payable

     We have non-recourse debt at September 30, 2006 of $270,922,919. Some of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease. In that case, the lender is being paid directly by the lessee. In other cases, we pay the lender.

     Revolving Loan Facility

     On August 31, 2005, we, together with certain of our affiliates, ICON Income Fund Eight B, L.P., Fund Nine and Fund Ten, (collectively, the
"Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8.5% at September 30, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. We have established an interest bearing cash account with the Lender totaling $468,000 at September 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At September 30, 2006,  aggregate  borrowings  by all  Borrowers  under the
Facility  amounted  to  $2,340,000,   of  which  we  currently  have  no  amount
outstanding.

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

Distributions

     We began to pay monthly distributions to our members starting with the first month after the Additional Members' admission and will continue to pay such distributions until the termination of the operating period. We paid distributions to our Additional Members of $10,751,360 for the 2006 Period. We paid distributions to our Manager of $77,838 for the 2006 Period.

Commitments

     We have a program (the "Program"), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee's master lease agreement (the "Master Lease Agreement") for information technology equipment. The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us. In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the "Program Agreement"), and may not be in default under the Program Agreement or the Master Lease Agreement. In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter. At September 30, 2006, the LLC had approved approximately $26,435,000 for equipment purchases during the next quarter with lease terms commencing on or before January 1, 2007, of which approximately $13,364,000 was for U.S. lessees, approximately $9,326,000 was for Canadian lessees and approximately $3,745,000 was for United Kingdom lessees.

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2006 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our Manager hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

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

     No matters were submitted to a vote of security holders during the 2006 Quarter.

Item 5.  Other Information

     On August 22, 2006, we adopted Amendment No. 1 to our Amended and Restated LLC Agreement.

Item 6. Exhibits

     4.1 ICON Leasing Fund Eleven, LLC Amended and Restated Limited Liability Company Agreement.*

     4.3 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement. o

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

     * Incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-133730) filed May 2, 2006.

     o Incorporated by reference as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 000-51916 (Registrant) by its Manager, ICON Capital Corp.

Date: November 17, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 17, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)