Form 10-K
ICON Leasing Fund Eleven, LLC
filed 2007-04-04
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ྑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ༂ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ྑ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ྑ  Accelerated filer ྑ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the Registrant on February 28, 2007 is 325,850.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

Our History

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company. The LLC will continue until December 31, 2024, unless terminated sooner. When used in this report, the terms “we,” “us” and “our” refer to the LLC.

Our Manager is ICON Capital Corp. (our “Manager”), a Connecticut corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our offering period which began in April 2005 and is anticipated to end in April 2007. Our initial capitalization of $2,000 was contributed on December 17, 2004, which consisted of $1,000 from our Manager and $1,000 from an officer of our Manager. We subsequently redeemed the $1,000 for the single member share previously issued to the officer of our Manager. We initially offered our member shares with the intention of raising up to $200,000,000 of capital. On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our limited liability company agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members, and we executed the LLC Agreement. We filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of member shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006. The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commenced the offering of the additional 175,000 member shares thereafter.

Our initial closing was on May 6, 2005 (Commencement of Operations) with the sale of 1,200 member shares representing $1,200,000 of capital contributions. Through December 31, 2005, we sold 107,099 member shares, representing $107,098,773 of capital contributions. From January 1, 2006 through December 31, 2006, we sold an additional 185,118 member shares, representing $185,118,088 of capital contributions. Through December 31, 2006, we redeemed 53 member shares, bringing the total number of member shares to 292,164 outstanding.

Our Business

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We expect to invest most of the net proceeds from the sale of member shares in items of equipment that will be subject to a lease.

(2) Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will extend until five years from the end of our offering period. However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period in three years after the end of the operating period, but it may take longer to do so.

At December 31, 2006 and 2005, we had total assets of $530,841,551 and $91,701,701, respectively. For the year ended December 31, 2006, our total rental and finance income was $67,768,067, which included two lessees that accounted for approximately 32% of our total rental income and finance income. We had a net loss for the year ended December 31, 2006 of $4,696,606. For the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we had no rental or finance income and generated total revenue of $761,758, which consisted solely of interest earned from the proceeds of the sale of our member shares. For the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we incurred a net loss of $404,201.

Since May 6, 2005 (Commencement of Operations), we have been paying sales commissions incurred to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”). These sales commissions and fees paid to our Manager and its affiliate are recorded as a reduction of our equity. Through December 31, 2006, we paid and accrued (i) $23,373,587 of sales commissions to third parties, (ii) $5,883,252 of organizational and offering expenses to our Manager, and (iii) $5,844,337 of underwriting fees to ICON Securities.

At December 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Lumber Processing Equipment

•
We have a 100% interest in equipment, plant and machinery, which is subject to lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”). The lease expires in November 2013.

Marine Vessels

•
We have a 100% interest in four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard, which are subject to bareboat charters with subsidiaries of Top Tankers, Inc. that expire in February 2011.

•
We have a 100% interest in four container vessels, on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”), the M/V Adaman Sea (f/k/a ZIM America), the M/V ZIM Hong Kong, the M/V ZIM Israel, and the M/V ZIM Japan. The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan have bareboat charters that expire in November 2010, and the M/V ZIM Hong Kong and the M/V ZIM Israel have bareboat charters that expire in January 2011.

Information Technology and Technology-Related Equipment

•
We own 1,065 equipment leases with predominantly large, investment grade lessees that are comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

Telecommunications Equipment

•
We have a 61.4% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 13.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The lease expires on October 31, 2010.

•
We have a 100% interest in ICON Global Crossing III, LLC (“Global Crossing III”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to the Global Crossing Group. The lease expires on January 1, 2011.

For a discussion of our lease and other significant transactions for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

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

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. This information is also available on the SEC’s website, at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, net of accumulated depreciation, and revenues in geographic areas outside of the United States. For additional information, see Note 16 to our consolidated financial statements.

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

We are subject to a number of uncertainties associated with the equipment leasing business that may affect our business, operating results and financial condition. These include:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our Manager’s decisions are subject to conflicts of interest with us.

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and its affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions.” These conflicts may include:

•	Our Manager will receive more fees for making investments if we incur indebtedness to fund these acquisitions than if indebtedness is not incurred;
•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interests of our members given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow, funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

Although we acquired, and may in the future acquire, some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio offsets the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

We together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”) and ICON Income Fund Ten, LLC (“Fund Ten”), are party to a revolving line of credit agreement with California Bank & Trust. The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations. If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of most of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we assume a residual value for the equipment at the end of the lease that, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.

If leased equipment is not properly maintained, its residual value may be less than expected.

If a lessee fails to maintain equipment in accordance with the terms of its lease, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we purchase is used equipment. While we plan to inspect most used equipment prior to purchase, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of their leases;
•	that neither the seller, as lessor, nor the lessee, is in violation of any material terms of such leases; and
•	the equipment is in good operating condition and repair and that the lessee has no defenses to the payment of rent for the equipment as a result of its condition.

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid.

Leasing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

We lease equipment for use by domestic or foreign lessees outside of the United States. We may have difficulty enforcing our rights under a foreign lease. In addition, we may have difficulty repossessing our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we lease equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees’ financial viability, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

We may be subject to greater income tax obligations than originally anticipated.

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our Manager’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to lease equipment where the rental payments are not made in U.S. dollars. In these cases, we may then enter into a contract to protect the lease from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to those residual values because the terms and conditions of such hedge contracts might not be in the best interest of our members. Even with leases requiring rental payments in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We have acquired and may in the future acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invest in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own funds to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of our leases may provide for rent reductions if the equipment must remain out of service for an extended period of time or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If a lease is determined to be a loan, it could be subject to usury laws, which could lower our lease revenue.

Equipment leases have sometimes been held by the courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our lease revenue.

Our Manager’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” Our Manager is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 and issue management’s report on our internal controls in connection with our Annual Report on Form 10-K for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters

Our shares are not publicly traded and there is currently no market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 28, 2007
Manager (as a member)	1
Additional members	7,749

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of the operating period, which we currently anticipate will be in April 2012. We paid distributions to additional members totaling $16,600,276 and $2,556,112, respectively, for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005. Additionally, we paid our Manager distributions of $167,738 and $25,834, respectively, for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005. The terms of the loan agreement with California Bank & Trust could restrict us from paying cash distributions on our members’ shares if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order for the National Association of Securities Dealers (the “NASD”) members and their associated persons to participate in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $1,000 per Share at September 30, 2006.

The foregoing valuation was performed solely for the ERISA purposes described above. The basis for this valuation is the fact that we are still in our offering period. However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that members could receive $1,000 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Shares are not publicly traded nor is there currently a market for our Shares. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

		Period From
		May 6, 2005
		(Commencement
	Year	of Operations)
	Ended	through
	December 31,	December 31,
	2006	2005
Total revenue (a)	$71,897,046	$761,758
Net loss (b)	$(4,696,606)	$(404,201)
Net loss allocable to the additional members	$(4,649,640)	$(400,159)
Net loss allocable to the Manager	$(46,966)	$(4,042)

Weighted average number of additional members
shares outstanding	197,957	58,665
Net loss per weighted average
additional member share outstanding	$(23.49)	$(6.82)

Distributions to additional members	$16,600,276	$2,556,112
Distributions per weighted average
additional member share outstanding	$83.86	$43.57
Distributions to the Manager	$167,738	$25,834

	December 31,
	2006	2005	2004
Total assets	$530,841,551	$91,701,701	$2,000
Notes payable	$260,926,942	$-	$-
Members' equity	$232,896,485	$90,255,266	$2,000
(a)	In 2006, total revenue consisted primarily of (i) $64,060,212 of rental income, (ii) $3,707,855 of finance income and (iii) $2,408,038 of interest and other income from our acquisitions of leased assets during the year.
In 2005, our total revenue was derived solely from interest and other income of $761,758, or approximately
$12.98 per weighted average additional member share outstanding.

(b)	In 2006, net loss was primarily related to (i) $53,045,738 of depreciation and amortization expenses,
(ii) $11,194,163 of interest expense and (iii) $5,877,044 of administrative expense reimbursements -
Manager and affiliate expenses from our acquisitions of leased assets during the year. In 2005, net loss was primarily attributable to administrative expense reimbursements - Manager and affiliate expenses of
$1,082,658, or approximately $18.45 per weighted average additional member share outstanding.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we will finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Current Business Environment and Outlook

We believe that domestic equipment leasing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2006 is forecasted to be an estimated $794.0 billion from a low of $620.0 billion in 2002, while the corresponding forecast for equipment leasing volume in 2006 is estimated to be $220.0 billion from a low of $182.0 billion in 2003. In addition, we believe that a similar correlation exists in the international markets in which we operate. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2007. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing industries because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing industry's outlook for the foreseeable future is encouraging.

Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases and interest rates remain higher, we are optimistic that more equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following lease and other significant transactions during the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005:

Lumber Processing Equipment

On November 8, 2006, through two wholly owned subsidiaries ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, "ICON Teal Jones"), we entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States. The 84 month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones. The total lease financing amount was approximately $36,000,000.  We paid an acquisition fee to our Manager of  approximately $1,063,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated. The Note matures on December 1, 2013. The Note requires quarterly payments and a balloon payment on December 1, 2013.

Marine Vessels

Containership Vessels

On June 21, 2006, we acquired, through our wholly owned subsidiaries ICON European Container, LLC (“EC I”) and ICON European Container II, LLC (“EC II” and together with EC I, the “ZIM Purchasers”), four container vessels from Old Course Investments LLC (“Old Course”). The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan (both owned by EC I) are subject to bareboat charters that expire in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by EC II) are subject to bareboat charters that expire in January 2011. These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. (“ZIM”).

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,876,000, (ii) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels. We incurred professional fees of approximately $336,000 and paid to our Manager an acquisition fee of approximately $4,236,000 relating to this transaction. These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a Guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the “PSA”) and Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA. Pursuant to the terms and conditions of the Escrow Agreement, the ZIM Purchasers deposited $2,000,000 of the purchase price into escrow (the “Escrow Amount”), of which 50% was released to Old Course because no claims were made prior to the six month anniversary of the closing of the acquisition; the balance will be released on the first anniversary of the closing of the acquisition if no claims are made within such time period.

The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”). The acquisition of the ZIM Vessels was consummated by acquiring all of Old Course’s right, title and interest in and to all of the issued and outstanding shares (the “AS Shares”) of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively, the “AS Companies”), which act as the general partners of the KS Companies, and all of Old Course’s and the AS Companies’ right, title and interest in and to all of the issued and outstanding limited partnership interests (the “KS Shares,” and collectively with the AS Shares, the “Shares”) of the KS Companies.

Tanker Vessels

On June 16, 2006, we acquired, through our wholly owned subsidiaries ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), four product carrying vessels named: the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Tankers”) from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Tankers directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Tanker Purchasers”).

The Tankers are subject to bareboat charters with subsidiaries of Top Tankers, Inc. (“Top Tankers”). The bareboat charters expire in February 2011. The purchase price for the Tankers was approximately $115,097,000, comprised of (i) approximately $22,650,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations, (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations and (iv) less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. We incurred professional fees of approximately $290,000 and paid to our Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Tankers.

Information Technology and Technology-Related Equipment

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada. At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment is leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees). The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000. Our Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

We assumed non-recourse debt as part of the Leasing Portfolio acquisition. The non-recourse debt accrues interest at rates ranging from 4.75% per year to 8.05% per year and matures at various dates through January 2012. A significant portion of the Leasing Portfolio is financed with non-recourse debt. The rental payments received from the lessees generally match the repayment terms of the related non-recourse debt and the leased equipment is generally pledged as collateral for the non-recourse debt.

During 2006, we recorded an impairment loss of approximately $446,000 on our operating leases due to recent third party sales transactions that indicated that the fair value of this equipment was less than its book value.

From the date of acquisition through December 31, 2006, we purchased approximately $49,636,000 of new equipment. At December 31, 2006, there were 1,065 leases in the Leasing Portfolio with an aggregate original equipment cost of approximately $174,000,000. At December 31, 2006, 10 lessees comprised 61% of the total equipment cost of the Leasing Portfolio and 58% of the total outstanding booked residual value of the Leasing Portfolio. The weighted average remaining term of the leases in the Leasing Portfolio at December 31, 2006 was 18 months. At December 31, 2006, the residual value of the equipment subject to lease in the Leasing Portfolio was approximately $21,900,000, as opposed to approximately $23,600,000 when we acquired the Leasing Portfolio. We anticipate that approximately 37% of the leases in the Leasing Portfolio, as measured by residual value, will expire this year and that the Leasing Portfolio will continue to perform at approximately the same rate of residual realization.

We added one new information technology lessee to the Leasing Portfolio in 2006, Coors Brewing Company, which leased from us approximately $4,300,000 of technology equipment located in the United States and United Kingdom. In total, we added 234 new lease schedules for technology equipment in 2006, amounting to approximately $49,636,000 in total equipment cost and approximately $4,800,000 in residual value. The average term of these new lease schedules is 38 months.

The Leasing Portfolio’s continued performance is contingent upon us realizing on the expected future value of the technology equipment in the Leasing Portfolio (which is a rapidly depreciating asset class) after the base term of the lease expires and the non-recourse loan has been paid off. We utilize third party resources and our own historical experience to determine the rate of amortization and the fair market value of the equipment at lease expiration, taking into account the type of equipment, its useful life, anticipated customer activity at lease expiration and anticipated changes in technology. At this time, we have no reason to believe that we will not continue to meet or exceed our expectations on the residual value of the Leasing Portfolio.

Of the 86 current lessees in the Leasing Portfolio, 39 lessees continued to enter into new leases in 2006, and we added 234 new lease schedules in 2006. Eight lessees, including Independence Blue Cross and Honda of Canada, have advised us that they will no longer be entering into new equipment schedules with us and an additional 39 lessees failed to write a new lease schedule with us for the 10 months ending December 31, 2006.

It may become increasingly difficult to add new lease schedules to the Leasing Portfolio, because some of our lessees have indicated that they may begin to purchase more of their technology equipment instead of leasing it from us and we continue to encounter pricing pressures from many of the captive leasing companies. As a result, we expect the total number of lessees and lease schedules in the Leasing Portfolio to decline slightly in 2007.

In connection with the acquisition of the Leasing Portfolio from Clearlink, we acquired approximately $26,141,000 of equipment held for sale or lease. Of this amount, approximately $19,674,000 related to one finance lease that commenced effective April 1, 2006. We are receiving annual rental payments on this finance lease of approximately $2,150,000 at December 31, 2006 (CAD $2,500,000) through August 31, 2015. Additionally, we assumed liabilities related to this finance lease of approximately $12,500,000 at December 31, 2006 (CAD $14,500,000), which are classified as leasing payables in the consolidated balance sheet. These liabilities will be paid by us in equal monthly installments of approximately $111,000 at December 31, 2006 (CAD $129,167) through August 2015. At the time of acquisition, this finance lease was also partially encumbered by a debt balance of approximately $6,112,000 (CAD $6,970,000).

Telecommunications Equipment

On December 29, 2006, we, through our wholly owned subsidiary, Global Crossing III, purchased state-of-the-art telecommunications equipment for approximately $9,779,000. This equipment is subject to a lease with the Global Crossing Group. The base lease term of the lease is 48 months, and commenced on January 1, 2007. We paid an acquisition fee to our Manager of approximately $293,000 relating to this transaction.

On September 28, 2006, Fund Ten along with Fund Nine, both entities managed by our Manager, formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which Fund Ten’s share was approximately $10,044,000 and Fund Nine’s share was approximately $2,000,000. On September 28, 2006, ICON Global Crossing II purchased approximately $12,044,000 of state-of-the-art telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006. On October 31, 2006, we made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.We paid approximately $55,000 in acquisition fees to our Manager relating to this transaction, which was capitalized to other assets and is being amortized to operations over the corresponding lease term.

On November 17, 2005, we along with ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, and Fund Ten formed ICON Global Crossing, with ownership interests of 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. On March 31, 2006, we made an additional capital contribution of approximately $7,734,000, which changed Fund Eight A’s, Fund Ten’s and our ownership interests to 8.0%, 30.6%, and 61.4% respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which our share was approximately $15,429,000. During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The term of the lease is 48 months and the lease commenced on April 1, 2006. We paid an acquisition fee to our Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

Digital Audio/Visual Entertainment Systems

On December 22, 2005, we, along with Fund Ten, formed ICON AEROTV LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest. During February and March 2006, ICON AeroTV purchased approximately $986,000 of equipment that was leased to AeroTV with lease terms that expire between December 31, 2007 and June 30, 2008. On August 3, 2006, ICON AeroTV agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, ICON AeroTV paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV installing the leased equipment. AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom. The LLC’s net carrying value of ICON AeroTV was approximately $2,788,000 at December 31, 2006.

On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, our Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts recently came to light that give our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. Our Manager is thoroughly reviewing these facts with outside legal counsel to determine if legal action is warranted against AeroTV. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. As a result of being notified by AeroTV’s customer of the termination of its service agreement with AeroTV and AeroTV’s recent filing for insolvency protection in the United Kingdom, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000, which our Manager now deems uncollectible at December 31, 2006.

Industrial Gas Meters

On November 9, 2005, we, along with Fund Ten, formed ICON EAM LLC ("ICON EAM") and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. ("EAM"). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to our obligations to perform under the Master Lease. Our Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on our Manager’s further due diligence, it determined it was not in our best interest to enter into a work-out situation with EAM at this time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. ICON EAM's initial investment and all accrued interest will be returned to us and Fund Ten.

On March 13, 2006, in accordance with the lease agreement with EAM, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, the Manager had estimated the value of the warrants to be zero in part since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of £1.50. ICON EAM has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members’ equity of ICON EAM. Realized gains and losses during the year are reflected in the statement of operations. At December 31, 2006, our Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $1,076,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price £1.50, share price £.66, estimated holding period of two years from March 13, 2006, a volatility of 75%, and a risk free interest rate of 5.0%. The warrants issued to ICON EAM in accordance with the lease are not affected by the developments that occurred with respect to the lease.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), an amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative accounting principles generally accepted in the United States of America (“GAAP”) pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Our Manager does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition
•	Asset impairments
•	Depreciation
•	Derivative financial instruments

Lease Classification and Revenue Recognition

The equipment we expect to lease to third parties will be classified either as a finance lease or an operating lease, which will be determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in rents receivable. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

We sell new equipment to our existing lessees and recognize revenue on sales when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

Our Manager has an investment committee that approves each new equipment transaction and lease acquisition. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

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

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse note payable is repaid in full.

Depreciation

We will record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first will determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  The estimated residual value is reviewed annually, by our Manager, to determine whether an impairment charge may be required.  Our Manager will use qualified independent third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting standards for derivative instruments. SFAS 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

SFAS 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

We designate derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

Results of Operations for the Year Ended December 31, 2006 (“2006”) and for the Period from May 6, 2005 (Commencement of Operations) Through December 31, 2005 (“2005”)

We commenced operations on May 6, 2005 and are currently in our offering period, which is anticipated to end in April 2007. From our Commencement of Operations through December 31, 2006, we have raised total equity of $292,216,861. On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our limited liability company agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members, and we executed the LLC Agreement. We filed a New Registration Statement to register up to an additional $175,000,000 of member shares with the SEC on May 2, 2006. The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commended the offering of the additional 175,000 member shares thereafter. With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

With respect to our Leasing Portfolio, its continued performance is contingent on us realizing on the expected future value of the technology equipment contained in our Leasing Portfolio, which is a rapidly depreciating asset class, after the base term of the lease expires and the non-recourse loan has been paid off. We utilize third party resources and our own historical experience to determine the rate of amortization and the fair market value of the equipment at lease expiration, taking into account the type of equipment, its useful life, anticipated customer activity at lease expiration and anticipated changes in technology. For the ten months that we owned the Leasing Portfolio, we had 484 schedules with 76 lessees expire. These schedules had a combined $7,700,000 of residual book value. From these 484 schedules, we realized approximately $9,100,000 of total proceeds against the anticipated residual, for a realization rate of 117%.

Revenue for 2006 and 2005 are summarized as follows:

	2006	2005	Change
Total revenue	$71,897,046	$761,758	$71,135,288

Rental income	64,060,212	-	64,060,212
Finance income	3,707,855	-	3,707,855
Income from investment in joint ventures	337,798	-	337,798
Net gain on sales of new equipment	686,390	-	686,390
Net gain on sales of leased equipment	696,753	-	696,753
Interest and other income	2,408,038	761,758	1,646,280

Total revenue for 2006 increased by $71,135,288 as compared to 2005. This increase was primarily attributable to an overall increase in total revenues from a full year of operations, including rental income of approximately $64,060,000, finance income of approximately $3,708,000, income from investments in joint ventures of approximately $338,000, a net gain on sales of equipment of approximately $1,383,000 and interest and other income of approximately $2,408,000. The increase in rental and finance income was primarily attributable to our acquisition of the Leasing Portfolio effective March 1, 2006, as well as our acquisitions of both the Tankers and the ZIM Vessels in June 2006. The Zim Vessels accounted for approximately $11,221,000, the Tankers accounted for approximately $10,290,000 and the Leasing Portfolio accounted for approximately $40,367,000 of rental and finance income for the year ended December 31, 2006.

During 2005, we did not enter into any equipment leases. During the fourth quarter of 2005, we formed several joint ventures with affiliated entities to acquire leased equipment during the first quarter of 2006. Our only source of revenue in 2005 was interest and other income of approximately $762,000, which was earned from the equity we raised in 2005.

Expenses for 2006 and 2005 are summarized as follows:

	2006	2005	Change
Total expenses	$76,593,652	$1,165,959	$75,427,693

Impairment loss	446,301	-	446,301
Depreciation and amortization	53,045,738	6,201	53,039,537
Interest	11,194,163	-	11,194,163
Management fees - Manager	4,076,873	-	4,076,873
Administrative expense reimbursements -
Manager and affiliate	5,877,044	1,082,658	4,794,386
General and administrative	1,087,720	77,100	1,010,620
Bad debt expense	70,015	-	70,015
Minority interest	795,798	-	795,798

Total expenses for 2006 increased by $75,427,693 as compared to 2005. This increase was primarily attributable to an overall increase in total expenses from a full year of operations and was mainly comprised of depreciation and amortization of approximately $53,046,000, interest expense of approximately $11,194,000, management fees - Manager of approximately $4,077,000, administrative expense reimbursements - Manager and affiliate of approximately $5,877,000 and general and administrative expenses of approximately $1,088,000. The increase in depreciation and amortization expense and interest expense was primarily attributable to the increase in expenses associated with the acquisition of the Leasing Portfolio effective March 1, 2006, as well as our acquisitions of both the Tankers and the ZIM Vessels in June 2006. We anticipate that as we continue to acquire assets, subject to lease, our expenses, particularly depreciation and interest, will continue to increase.

During 2005, our primary expense was administrative expense reimbursements to our Manager of approximately $1,083,000.

Net Loss

As a result of the foregoing factors, the net loss for 2006 was $4,696,606 as compared to the net loss for 2005 of $404,201.  The net loss per weighted average number of additional members’ shares outstanding for 2006 was $23.49 as compared to the net loss per weighted average number of additional members’ shares outstanding for 2005 of $6.82.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2006 and 2005, we had cash and cash equivalents of $61,200,675 and $71,449,920, respectively. During our offering period, our main source of cash will be from financing activities and during our operating period, we anticipate our main source of cash will be from investing activities, which we expect will continue during our liquidation period. During our offering period, our main use of cash will be from investing activities and during our operating period, our main use of cash will be from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of cash

Our main sources of cash from operating activities in 2006 were the collection of non-financed receivables from our finance leases and the collection of rental income from our operating leases.

Investing Activities

Sources of cash

Our main source of cash from investing activities in 2006 was from proceeds from sales of equipment of approximately $19,404,000. We received cash of $19,404,000 from the sale of new and leased equipment in our Leasing Portfolio.

Uses of cash

Our main use of cash for investing activities in 2006 was for the purchase of leased equipment of approximately $216,601,000, relating to the acquisition of the lumber processing equipment, marine vessels, information technology equipment in our Leasing Portfolio and telecommunications equipment.

Financing Activities

Sources of cash

Our main source of cash from financing activities in 2006 was from the issuance of additional member shares, net of sales and offering expenses. During 2006, we sold 185,118 additional member shares, representing approximately $185,118,000 of capital contributions. We paid and accrued various selling expenses of approximately $21,277,000, which provided us with net proceeds from the sale of our member shares of approximately $163,841,000.

Beginning with the commencement of operations, we have been paying sales commissions to third parties and various fees to the Manager and ICON Securities. These sales commissions and fees paid to the Manager and ICON Securities are recorded as a reduction of our equity.

During 2006, we paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and ICON Securities. We paid and accrued sales commissions of $14,797,570 to unrelated third parties, paid and accrued $3,702,362 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all member shares to the additional members, and we paid and accrued $2,776,771 to our Manager, who is entitled to receive a fee for organization and offering expenses. Of these amounts, $54,078 in underwriting fees and $40,558 for organizational and offering fees have been accrued as of December 31, 2006.

During the period from January 1, 2007 to February 28, 2007, we have sold an additional 33,779 member shares, representing $33,779,524 of capital contributions. From May 6, 2005 to March 1, 2007, we have admitted 7,749 additional members.

Uses of cash

Our main use of cash for financing activities in 2006 was for the repayment of approximately $53,806,000 of non-recourse debt on the Leasing Portfolio, the Tankers and the ZIM Vessels.

Financings and Borrowings

Non-Recourse Notes Payable

We have non-recourse debt at December 31, 2006 of $260,926,942. All of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment.  In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease. In that case, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and remit to the lender.

Substantially all of the equipment schedules in the Leasing Portfolio are pledged to non-recourse lenders in exchange for the lenders providing us with non-recourse loans discounting the rental payments under the lease schedules. As of December 31, 2006, there was approximately $84,000,000 of non-recourse indebtedness to non-recourse lenders comprising 581 loans. With respect to the Leasing Portfolio, our biggest exposure is to the following lenders: Wells Fargo Equipment Finance, Inc.; Park National Bank; Hitachi Capital America Corp; HSBC; Phoenix Home Life Mutual Insurance Co.; Pacific and Western Bank of Canada; and De Lage Landen Financial Services Canada Inc. The weighted average annual interest rate on these non-recourse loans is 5.80%. We expect that we will continue to utilize non-recourse lending with respect to the technology leases in our Leasing Portfolio.

Revolving Loan Facility

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Nine, and Fund Ten (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement included, but are not limited to, an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $3,125,000 at December 31, 2006. We currently have no borrowings under the Facility.

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee’s business that are beyond our control. See “Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period. We paid distributions to our additional members of $16,600,276 for the year ended December 31, 2006. We paid distributions to our Manager of $167,738 for the year ended December 31, 2006.

Contractual Obligations and Commitments

At December 31, 2006, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2006, our outstanding non-recourse debt obligations were $260,926,942, inclusive of certain accrued interest. We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at December 31, 2006.

Principal and interest maturities of our non-recourse debt consist of the following at December 31, 2006:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$260,786,374	$72,946,319	$96,587,362	$87,526,488	$3,726,205
Non-recourse interest	35,320,672	13,210,961	15,699,058	5,976,320	434,333

Total Non-recourse debt	$296,107,046	$86,157,280	$112,286,420	$93,502,808	$4,160,538

Commitments

We have a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement. In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter.  At December 31, 2006, we had approved approximately $34,782,000 for equipment purchases during the next quarter with lease terms commencing on or before March 1, 2007, of which approximately $16,700,000 was for U.S. lessees, approximately $8,284,000 was for Canadian lessees and approximately $9,798,000 was for United Kingdom lessees.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however it could affected us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place, for the most part, would not be affected by changes in interest rates.

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

We assumed three interest rate swap contracts with HSH Nordbank in order to fix the variable interest rate on our non-recourse debt with regards to the ZIM Vessels and to minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 5.41%, 5.97% and 5.99%, respectively, per year. We also entered into four interest rate swap contracts with Fortis Bank (Nederland) N.V. in order to fix the variable interest rate on our non-recourse debt with regards to the Tankers and to minimize our risk for interest rate fluctuations. The interest rate swap contracts each have a fixed interest rate of 5.59% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets at December 31, 2006 and 2005	30

Consolidated Statements of Operations for the Year Ended December 31, 2006, and for the period from May 6, 2005 (Commencement of Opertations) through December 31, 2005	31

Consolidated Statement of Changes in Members’ Equity for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005 and the Year Ended December 31, 2006	32

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005	33

Notes to Consolidated Financial Statements	35

The Members
ICON Leasing Fund Eleven, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2006 and the period from May 6, 2005 (commencement of operations) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Leasing Fund Eleven, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from May 6, 2005 (commencement of operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$61,200,675	$71,449,920

Investments in finance leases:
Minimum rents receivable	100,400,811	-
Estimated unguaranteed residual values	5,834,948	-
Initial direct costs, net	3,961,687	-
Unearned income	(15,302,719)	-

Net investments in finance leases	94,894,727	-

Investments in operating leases:
Equipment, at cost	384,171,594	-
Accumulated depeciation	(47,105,223)	-

Net investments in operating leases	337,066,371	-

Investments in joint ventures	11,805,734	16,084,960
Equipment held for sale or lease	2,678,117	-
Rents receivable (net of allowance
for doubtful accounts of $70,015)	3,098,973	-
Mortgage notes receivable	12,932,924	-
Restricted cash	1,241,326	909,185
Deferred income taxes	2,554,454	-
Other assets, net	3,368,250	3,257,636

Total assets	$530,841,551	$91,701,701

LIABILITIES AND MEMBERS' EQUITY

Liabilities:	2006	2005
Notes payable - non-recourse	$260,926,942	$-
Accounts payable and other liabilities	4,269,661	844,058
Deferred rental income	8,404,745	-
Leasing payables and other lease liabilities	12,881,369	-
Income taxes payable	2,634,727	-
Due to Manager and affiliates, net	515,119	602,377
Minority interest	8,312,503	-

Total liabilities	297,945,066	1,446,435

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original
issue price)	(243,580)	(28,876)
Additional Members (292,164 and 107,099 shares outstanding,
$1,000 per share original issue price)	232,868,044	90,318,028
Accumulated other comprehensive income (loss)	272,021	(33,886)

Total members' equity	232,896,485	90,255,266

Total liabilities and members' equity	$530,841,551	$91,701,701

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

		For the Period
		from May 6, 2005
		(Commencement of
	Year Ended	Operations) through
	December 31,	December 31,
	2006	2005
Revenue:
Rental income	$64,060,212	$-
Finance income	3,707,855	-
Income from investments in joint ventures	337,798	-
Net gain on sales of new equipment (net of cost of
sales of $12,705,512)	686,390	-
Net gain on sales of leased equipment	696,753	-
Interest and other income	2,408,038	761,758

Total revenue	71,897,046	761,758

Expenses:
Impairment loss	446,301	-
Depreciation and amortization	53,045,738	6,201
Interest	11,194,163	-
Management fees - Manager	4,076,873	-
Administrative expense reimbursements -
Manager and affiliate	5,877,044	1,082,658
General and administrative	1,087,720	77,100
Bad debt expense	70,015	-
Minority interest	795,798	-

Total expenses	76,593,652	1,165,959

Net loss	$(4,696,606)	$(404,201)

Net loss allocable to:
Additional Members	$(4,649,640)	$(400,159)
Manager	(46,966)	(4,042)

	$(4,696,606)	$(404,201)

Weighted average number of additional
member shares outstanding	197,957	58,665

Net loss per weighted average
additional member share outstanding	$(23.49)	$(6.82)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity
Period from May 6, 2005 (Commencement of Operations) through December 31, 2006

				Accumulated
	Additional			Other
	Member	Additional	Managing	Comprehensive
	Shares	Members	Member	(Loss) Income	Total
Balance, May 6, 2005	1	$1,000	$1,000	$-	$2,000

Proceeds from issuance of additional
members shares	107,099	107,098,773	-	-	107,098,773
Sales and offering expenses	-	(13,824,474)	-	-	(13,824,474)
Refund of initial member share	(1)	(1,000)	-	-	(1,000)
Cash distributions to members	-	(2,556,112)	(25,834)	-	(2,581,946)
Foreign exchange translation adjustments
in investee	-	-	-	(33,886)	(33,886)
Net loss	-	(400,159)	(4,042)	-	(404,201)

Balance, December 31, 2005	107,099	90,318,028	(28,876)	(33,886)	90,255,266

Proceeds from issuance of additional
members shares	185,118	185,118,088	-	-	185,118,088
Sales and offering expenses	-	(21,276,702)	-	-	(21,276,702)
Additional member shares redeemed	(53)	(41,454)	-	-	(41,454)
Cash distributions paid or accrued
to members	-	(16,600,276)	(167,738)	-	(16,768,014)
Change in valuation of interest rate
swap contracts	-	-	-	(928,750)	(928,750)
Change in valuation of warrants
held by joint venture	-	-	-	538,072	538,072
Foreign exchange translation adjustments	-	-	-	696,585	696,585
Net loss	-	(4,649,640)	(46,966)	-	(4,696,606)

Balance, December 31, 2006	292,164	$232,868,044	$(243,580)	$272,021	$232,896,485

 See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

		For the Period
		from May 6, 2005
		(Commencement of
	Year Ended	Operations) through
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,696,606)	$(404,201)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(3,252,755)	-
Finance income	(3,707,855)	-
Income from investments in joint ventures	(337,798)	-
Net gain on sales of new and leased equipment	(1,383,143)	-
Impairment loss	446,301	-
Depreciation and amortization	53,045,738	6,201
Interest expense paid directly to lenders by lessees	561,959	-
Bad debt expense	70,015	-
Change in fair value of interest rate swap contract	1,203,273	-
Minority interest	795,798	-
Deferred tax provision	(2,631,794)
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	17,003,190	-
Rents receivable	2,250,842	-
Other assets, net	(1,553,401)	-
Payables, deferred rental income and other liabilities	12,085,085	8,417
Due to Manager and affiliates, net	(373,267)	552,682

Net cash provided by operating activities	69,525,582	163,099

Cash flows from investing activities:
Investments in leased assets, net of cash received	(216,601,205)	-
Proceeds from sales of equipment	19,404,013	-
Investment in mortgage notes receivable, net	(13,501,721)	-
Proceeds from mortgage notes receivable	568,797
Restricted cash deposits paid	(332,141)	-
Investments in joint ventures, net of cash acquired	(6,439,258)	(16,091,346)
Distributions received from joint ventures	459,519	-
Other assets	(1,103,891)	(2,424,491)

Net cash used in investing activities	(217,545,887)	(18,515,837)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	48,205,505	-
Repayments of notes payable - non-recourse	(53,805,671)	-
Issuance of additional member shares, net of sales and offering expenses paid	163,841,386	93,329,994
Redemption of additional member shares	(41,454)	-
Additional member refunds	-	(1,000)
Financing costs paid	(492,593)	(37,205)
Increase in restricted cash	-	(909,185)
Due to Manager and affiliates, net	44,941	-
Cash distributions to members	(16,768,014)	(2,581,946)
Distributions to minority interest holders	(2,225,979)	-

Net cash provided by financing activities	138,758,121	89,800,658

Effects of exchange rates on cash and cash equivalents	(987,061)	-

Net (decrease) increase in cash and cash equivalents	(10,249,245)	71,447,920
Cash and cash equivalents, beginning of the period	71,449,920	2,000

Cash and cash equivalents, end of the period	$61,200,675	$71,449,920

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(Unaudited)

		For the Period
		from May 6, 2005
		(Commencement of
	Year Ended	Operations) through
	December 31,	December 31,
	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,632,204	$-

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$271,698,228	$-

Principal and interest on non-recourse notes payable
paid directly to lenders by lessees	$5,398,372	$-

Transfer from other assets to investments in leased assets	$2,828,287	$-

Transfer from investments in joint ventures to investments in leased assets	$7,695,494	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(1) Organization

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. From time-to-time, the LLC also purchases new equipment and sells it to its leasing customers. The LLC will continue until December 31, 2024, unless terminated sooner.

The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the operating period; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of the LLC's investments and distribute the excess cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

The Manager of the LLC is ICON Capital Corp. (the “Manager”), a Connecticut corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions, under the terms of the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with the LLC. Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC is currently in its offering period, which began in April 2005 and is anticipated to end during April 2007. The initial capitalization of the LLC of $2,000 was contributed on December 17, 2004, which consisted of $1,000 from the Manager and $1,000 from an officer of the Manager. The LLC subsequently redeemed the $1,000 for the single member share previously issued to the officer of the Manager.

The LLC originally intended to offer up to $200,000,000 of equity to its members. On March 8, 2006, the LLC commenced a consent solicitation of its members to amend and restate the previous limited liability company agreement in order to increase the maximum offering amount from $200,000,000 to up to $375,000,000. The consent solicitation was completed on April 21, 2006 with the requisite consents received from its members, and the LLC executed the LLC Agreement. The LLC filed a new registration statement (the “New Registration Statement”) for up to an additional $175,000,000 of member shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006. The New Registration Statement was declared effective by the SEC on July 3, 2006 and the LLC commenced the offering of the additional 175,000 member shares thereafter.

The LLC had its initial closing on May 6, 2005 (“Commencement of Operations”) with the initial sale of member shares. Through December 31, 2005, the LLC sold 107,099 member shares, representing $107,098,773 of capital contributions. From January 1, 2006 through December 31, 2006, the LLC sold an additional 185,118 member shares, representing $185,118,088 of capital contributions. Through December 31, 2006, the LLC redeemed 53 additional member shares, leaving 292,164 additional member shares outstanding at December 31, 2006. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity. Through December 31, 2006, the LLC had paid and accrued $23,373,587 of sales commissions to third parties, $5,883,252 of organizational and offering expenses to its Manager, and $5,844,337 of underwriting fees to ICON Securities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005
(1) Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and distributions are recorded as revenue. All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Restricted Cash

Restricted cash is cash that is committed for a particular purpose and not available for the operations of the LLC.

Concentration of Credit Risk

Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly, the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the segments in which they operate.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC will estimate uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

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

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

Equipment Held for Sale or Lease

Equipment held for sale or lease includes equipment recently purchased on behalf of a lessee for whom the lease term has not yet commenced, as well as equipment previously leased to end users which has been returned to the LLC following lease expiration. Equipment held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC leases equipment to third parties, which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in rents receivable. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

The LLC sells new equipment to its existing lessees and recognizes revenue on sales when it is realized or realizable and earned. The LLC considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

Foreign Currency Translation

Assets and liabilities of operations having non-United States dollar functional currencies are translated at year-end exchange rates. Contributed capital accounts are translated at the historical exchange rate when the capital was contributed or distributed. Revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Derivative Financial Instruments

When possible, the LLC uses derivative financial instruments to mitigate the variable cash flows associated with the LLC’s variable debt. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC has both fair value and cash flow hedges at December 31, 2006.

The gains or losses on these instruments are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified in the same line item as the cash flows from the items being hedged.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

The LLC formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

When possible, the LLC manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The LLC may finance leases with a variable interest rate on debt instruments and it is therefore exposed to interest rate risk until fixed rate financing is arranged. To hedge its variable interest rate risk, the LLC may enter into interest rate swap contracts that will effectively convert the underlying variable interest rates to a fixed interest rate. Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”) requires that derivative financial instruments used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment.

The LLC carries all derivative financial instruments on the consolidated balance sheet at fair value. The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at inception of the transaction, these instruments and their hedging relationship are identified, designated and documented. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in the LLC’s consolidated statements of operations. The LLC assesses, both at inception of the transaction and on a quarterly basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the LLC’s earnings in the period in which he changes occur or when such instruments are settled.

The LLC assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flow hedged items.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided for in the LLC Agreement. Additional members are required to hold their shares for at least one year before redemptions will be permitted.

Per Share Data

Net loss per share is based upon the weighted average number of additional member shares outstanding during the year.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Income Taxes

The LLC and a majority of its wholly-owned subsidiaries are taxed as a partnership for Federal and state income tax purposes. For these entities, no provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

Certain of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these certain entities the LLC uses the liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), an amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the LLC’s consolidated financial statements.

The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(3) Acquisition of Leasing Portfolio

On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada. At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment is leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees). The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by the LLC from the Manager and ICON Canada, Inc., an affiliate of the Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000. The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

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

During 2006, the LLC recorded an impairment loss of approximately $446,000 on its operating leases due to recent third party sales transactions that indicated that the fair value of this equipment was less than its book value.

From the date of acquisition through December 31, 2006, the LLC purchased approximately $49,636,000 of new equipment.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(4) Investments in Finance Leases

Teal Jones

On November 8, 2006, through two wholly owned subsidiaries ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, "ICON Teal Jones"), the LLC entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States. The 84 month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones. The total lease financing amount was approximately $36,000,000.  The LLC paid an acquisition fee to the Manager of approximately $1,063,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated. The Note is in the amount of approximately $13,291,000 (CAD $15,000,000 on November 8, 2006), accrues interest at 20.629% per year and matures on December 1, 2013. The Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.

The aggregate collections of mortgage notes receivable, including interest, over the next five years consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$2,275,188
2008	$2,275,188
2009	$2,275,188
2010	$2,275,188
2011	$2,275,188

Leasing Portfolio

As part of the acquisition of the Leasing Portfolio from Clearlink, the LLC acquired approximately $26,141,000 of equipment held for sale or lease. Of this amount, approximately $19,674,000 related to one finance lease which commenced effective April 1, 2006. The LLC is receiving annual rental payments on this finance lease of approximately $2,150,000 (CAD $2,500,000) at December 31, 2006 through August 31, 2015. Additionally, the LLC assumed liabilities related to this finance lease of approximately $12,500,000 (CAD $14,500,000) at December 31, 2006, which is classified as leasing payables in the accompanying consolidated balance sheet. These liabilities will be paid by the LLC in equal monthly installments of approximately $111,000 (CAD $129,000) at December 31, 2006 through August 2015.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(4) Investments in Finance Leases - continued

Non-cancelable annual minimum rents receivable due from the finance leases over the next five years are as follows at December 31, 2006:

Year Ending
December 31,
2007	$29,544,689
2008	$23,396,966
2009	$15,345,916
2010	$9,115,138
2011	$6,948,445

(5) Investments in Operating Leases

Investments in operating leases consist of the following at December 31, 2006:

Containership vessels	$142,500,324
Tanker vessels	115,097,430
Information technology equipment	87,008,840
Telecommunications equipment	35,834,024
Manufacturing equipment	1,620,045
Transportation equipment	1,563,377
Bank machines	288,470
Office equipment	259,084
384,171,594
Less: accumulated depreciation	(47,105,223)

$337,066,371

Containership Vessels

On June 21, 2006, the LLC, through its wholly owned subsidiaries ICON European Container, LLC (“EC I”) and ICON European Container II, LLC (“EC II” and together with EC I, the “ZIM Purchasers”), acquired four container vessels from Old Course Investments LLC (“Old Course”). The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan (both owned by EC I) are subject to bareboat charters that expire in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by EC II) are subject to bareboat charters that expire in January 2011. These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. (“ZIM”).

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,876,000, (ii) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels (See Note 7). The LLC incurred professional fees of approximately $336,000 and paid to the Manager an acquisition fee of approximately $4,236,000 relating to this transaction. These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(5) Investments in Operating Leases - continued

The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”). The acquisition of the ZIM Vessels was consummated by the LLC acquiring all of Old Course’s right, title and interest in and to all of the issued and outstanding shares (the “AS Shares”) of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively, the “AS Companies”) and all of Old Course’s and the AS Companies’ right, title and interest in and to all of the issued and outstanding limited partnership interests (the “KS Shares,” and collectively with the AS Shares, the “Shares”) of the KS Companies. The acquisition of the ZIM Vessels has been treated as an asset purchase, which is consistent with industry practices, as the historical operating data for the vessels is not reviewed nor is it material to the LLC’s decision to make such acquisition.

In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a Guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the “PSA”) and Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA. Pursuant to the terms and conditions of the Escrow Agreement, the ZIM Purchasers deposited $2,000,000 of the purchase price into escrow (the “Escrow Amount”), of which 50% was released to Old Course because no claims were made prior to the six month anniversary of the closing of the acquisition; the balance will be released on the first anniversary of the closing of the acquisition if no claims are made within such time period.

Tanker Vessels

On June 16, 2006, the LLC, through its wholly owned subsidiaries ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), acquired four product carrying vessels named: the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Tankers”) from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Tankers directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Tanker Purchasers”).

The Tankers are subject to bareboat charters with subsidiaries of Top Tankers, Inc. (“Top Tankers”). The bareboat charters expire in February 2011. The purchase price for the Tankers was approximately $115,097,000, comprised of (i) approximately $22,650,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations, (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations (See Note 7) and (iv) less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. The LLC incurred professional fees of approximately $290,000 and paid to the Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Tankers.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(5) Investments in Operating Leases - continued

Information Technology Equipment

On November 17, 2005, the LLC, along with ICON Income Fund Eight A L.P. (“Fund Eight A”) and ICON Income Fund Ten, LLC (“Fund Ten”), both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of approximately 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed Fund Eight A’s, Fund Ten’s and the LLC’s ownership interests to approximately 8.0%, 30.6% and 61.4%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing at March 31, 2006 and consolidated its results of operations beginning April 1, 2006. The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which the LLC’s share was approximately $15,429,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The term of the lease is 48 months, and the lease commenced on April 1, 2006. The LLC paid an acquisition fee to the Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

On December 29, 2006, the LLC, through its wholly owned subsidiary, ICON Global Crossing III, LLC (“Global Crossing III”), purchased state-of-the-art telecommunications equipment for approximately $9,779,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The base lease term of the lease is 48 months, and commenced on January 1, 2007. The LLC paid or accrued an acquisition fee to the Manager of approximately $293,000 relating to this transaction.

Other

During 2006, the LLC entered into various operating leases for its manufacturing, transportation, bank machines and office equipment. The leases range in terms from less than one to five years and expire through July 2011.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$71,438,425
2008	$53,341,374
2009	$42,796,785
2010	$36,209,214
2011	$3,818,342

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(6) Joint Ventures

The three joint ventures described below are not consolidated by the LLC and are accounted for under the equity method.

ICON Global Crossing II

On September 28, 2006, Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed ICON Global Crossing II LLC ("ICON Global Crossing II"), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which Fund Ten’s share was approximately $10,044,000 and Fund Nine’s share was approximately $2,000,000.

On September 28, 2006, ICON Global Crossing II purchased approximately $12,044,000 of state-of-the-art telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

On October 31, 2006, the LLC made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Ten, Fund Nine and the LLC at October 31, 2006 to 72.34%, 14.40% and 13.26%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

The LLC paid approximately $55,000 in acquisition fees to the Manager, which was capitalized to other assets and is being amortized to operations over the corresponding lease term.

ICON AEROTV LLC

On December 22, 2005, the LLC, along with Fund Ten, formed ICON AEROTV LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest. During February and March 2006, ICON AeroTV purchased approximately $986,000 of equipment that was leased to AeroTV Ltd. (“AeroTV”) with lease terms that expire between December 31, 2007 and June 30, 2008. On August 3, 2006, ICON AeroTV agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, ICON AeroTV paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV installing the leased equipment. AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom. The LLC’s net carrying value of ICON AeroTV was approximately $2,788,000 at December 31, 2006.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(6) Joint Ventures - continued

On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, the Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts recently came to light that give the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. The Manager is thoroughly reviewing these facts with outside legal counsel to determine if legal action is warranted against AeroTV. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. As a result of being notified by AeroTV’s customer of the termination of its service agreement with AeroTV and AeroTV’s recent filing for insolvency protection in the United Kingdom, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000, which the Manager now deems uncollectible at December 31, 2006.

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Ten, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, it determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at this time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. ICON EAM's initial investment and all accrued interest will be returned to the LLC and Fund Ten. The LLC’s net carrying value of ICON EAM is approximately $7,226,000 at December 31, 2006.

On March 13, 2006, in accordance with the lease agreement with EAM, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, the Manager had estimated the value of the warrants to be zero in part since Energy Asset Management plc was privately held with no current market for its shares. Energy Asset Management plc subsequently completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of £1.50. ICON EAM has classified these warrants as available for sale securities and any unrealized gains and losses during the period are reflected in other comprehensive income, which is a component of members’ equity of ICON EAM. Realized gains and losses during the year are reflected in the statement of operations. At December 31, 2006, the Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $1,076,000. The assumptions used for the Black-Scholes option pricing model were as follows: strike price £1.50, share price £.66, estimated holding period of two years from March 13, 2006, a volatility of 75%, and a risk free interest rate of 5.0%. The warrants issued to ICON EAM in accordance with the lease are not affected by the developments that occurred with respect to the lease.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(7) Notes Payable - Non-Recourse

Containership Vessels

In connection with the acquisition of the ZIM Vessels (See Note 5), the LLC assumed approximately $93,325,000 of a senior non-recourse debt obligation under the HSH Loan Agreement. Pursuant to the terms of the HSH Loan Agreement, there are two separate portions to the senior non-recourse debt obligation, (i) approximately $43,600,000 was for the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) and (ii) approximately $49,725,000 was for the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. HSH Nordbank AG has a first priority security interest in the ZIM Vessels. The KS Companies are jointly and severally liable for the obligations under the HSH Loan Agreement and the ZIM Vessels are cross-collateralized.

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) matures on November 18, 2010 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.25% per year. This portion of the senior non-recourse debt obligation required quarterly principal payments of $1,900,000 through November 2006 and requires quarterly principal payments of $1,800,000 through November 2007 and $1,600,000 through August 2010. On November 12, 2010, a balloon payment of approximately $12,500,000 is due and payable.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On August 18, 2006 and November 18, 2006, the LLC paid $900,000 and $200,000, respectively, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year. This portion of the senior non-recourse debt obligation requires quarterly principal payments of $1,950,000 through February 2007, $1,900,000 through February 2008 and $1,775,000 through November 2010. On January 27, 2011, a balloon payment of approximately $14,300,000 is due and payable. The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On August 3, 2006 and November 18, 2006, the LLC paid $75,000 and $600,000, respectively, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse debt obligation and minimize the risk for interest rate fluctuations. Two of the interest rate swap contracts hedge the variable interest rate on the $43,600,000 portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America). These two interest rate swap contracts have notional amounts of $11,250,000 and $36,150,000, respectively, and have fixed interest rates of 5.41% and 5.97% per year, respectively. The third interest rate swap contract hedges the variable interest rate on the $49,725,000 portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. This interest rate swap contract has a notional amount of $55,150,000 and has a fixed interest rate of 5.99% per year. The LLC accounts for these swap contracts as fair value hedges in accordance with SFAS 133, as amended, and recorded the fair value of the swap contracts at June 21, 2006 and recognizes the periodic change in the fair value of the interest rate swap contracts through the statement of operations. The LLC recorded approximately $1,203,000 through the statement of operations for the year ended December 31, 2006. Due to the non-recourse debt prepayments in August and November 2006, a portion of the swap contracts was determined to be ineffective, the amount of which was not material to the consolidated financial statements at December 31, 2006.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(7) Notes Payable - Non-Recourse - continued

In connection with the acquisition of the ZIM Vessels, the LLC also assumed $12,000,000 of junior non-recourse debt obligations payable to ZIM consisting of (i) approximately $5,800,000 relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) and (ii) approximately $6,200,000 relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. The $5,800,000 junior non-recourse debt obligation matures on May 12, 2010, accrues interest at 2.75% per year, requires semi-annual principal payments of approximately $400,000 and requires a balloon payment of approximately $2,600,000 on May 12, 2010. The $6,200,000 junior non-recourse debt obligation matures on July 27, 2010, accrues interest at 2.75% per year, requires semi-annual principal payments of approximately $400,000 and requires a balloon payment of approximately $2,600,000 on July 27, 2010. ZIM has a second priority security interest in the ZIM Vessels as security for the junior non-recourse debt obligations.

At December 31, 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the ZIM Vessels was $95,050,000.

Tanker Vessels

In connection with the acquisition of the Tankers (See Note 5), the Tanker Purchasers entered into a non-recourse senior secured loan agreement (the “Fortis Loan Agreement”) with Fortis Bank NV/SA (“Fortis”) for approximately $80,000,000. Pursuant to the terms of the Fortis Loan Agreement, there were four separate advances: (i) approximately $19,364,000 for the acquisition of the M/T Doubtless, (ii) approximately $19,364,000 for the acquisition of the M/T Spotless, (iii) approximately $20,363,000 for the acquisition of the M/T Faithful, and (iv) approximately $20,909,000 for the acquisition of the M/T Vanguard. The advances are all cross-collateralized, have a maturity date of June 22, 2011 and accrue interest at LIBOR plus 1.125% per year.

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

As part of the acquisition of the Tankers, the Tanker Purchasers entered into four interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rate on the senior non-recourse debt obligations with an affiliate of Fortis to minimize the LLC’s risk for interest rate fluctuations. These interest rate swap contracts were effective on September 18, 2006, have an aggregate notional amount of approximately $76,500,000 and will fix the LIBOR interest rate at 5.59% per year. The LLC accounts for these swap contracts as cash flow hedges in accordance with SFAS 133, as amended, and records the interest rate swap contracts at their estimated fair value and recognizes the periodic change in their fair value as other comprehensive income.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(7) Notes Payable - Non-Recourse - continued

In connection with the acquisition of the Tankers, the Tanker Purchasers assumed junior non-recourse debt obligations of approximately $10,000,000 with Top Tankers, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard. The junior non-recourse debt obligations all mature on March 14, 2011 and do not accrue interest. The LLC has recorded the junior non-recourse debt at its net present value at June 16, 2006, which was approximately $8,778,000, and will impute interest at 2.75% per year, which is the rate of interest on similar junior debt obligations that the LLC holds. Top Tankers has a second priority security interest in the Tankers as security for the junior non-recourse debt obligations. At December 31, 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the Tankers was $81,918,837.

Leasing Portfolio

As discussed in Note 3, in connection with the acquisition of the Leasing Portfolio from Clearlink, the LLC incurred non-recourse debt obligations. In the ordinary course of business, the LLC continually enters into non-recourse debt obligations in order to finance acquisitions to the Leasing Portfolio. At December 31, 2006, the Leasing Portfolio’s non-recourse debt obligations accrue interest at rates ranging from 4.75% to 8.00% per year and mature at various dates through September 2015.

The aggregate maturities of notes payable - non-recourse over the next five years consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$72,946,422
2008	$55,667,516
2009	$40,919,846
2010	$37,512,170
2011	$50,014,318

(8) Comprehensive Loss

Comprehensive loss consists of the following:
		For the Period
		from May 6, 2005
		(Commencement of
	Year Ended	Operations) through
	December 31,	December 31,
	2006	2005
Net loss	$(4,696,606)	$(404,201)

Other comprehensive income (loss):
Change in valuation of interest rate swap contracts	(928,750)	-
Change in valuation of warrants held by joint venture	538,072	-
Foreign currency translation adjustments	696,585	(33,886)

Comprehensive loss	$(4,390,699)	$(438,087)

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(9) Revolving Loan Facility - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), Fund Nine, and Fund Ten (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by certain collateral of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness incurred by certain of the Borrowers and their affiliates under a line of credit agreement they had with Comerica Bank.

The line of credit with Comerica Bank was subsequently terminated and the Borrowers entered into the new line of credit agreement with California Bank & Trust.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(9) Revolving Loan Facility - Recourse - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement included, but are not limited to, an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eorocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $3,125,000 at December 31, 2006. The LLC currently has no borrowings under the Facility.

(10) Transactions with Related Parties

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

In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations. The Manager has assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to the Manager’s Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

The Manager performs certain services relating to the management of the LLC’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates and are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(10) Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid or accrued distributions to the Manager of $167,738 and $25,834 for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively. Additionally, the Manager’s interest in the LLC’s net loss was $46,966 and $4,042 for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, are as follows:

				For the Period
				from May 6, 2005
				(Commencement of
			Year Ended	Operations) through
			December 31,	December 31,
Entity	Capacity	Description	2006	2005
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$2,776,771	$3,106,481
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$3,702,362	$2,141,975
ICON Capital Corp.	Manager	Acquisition fees (2)	$15,915,968	$2,398,346
ICON Capital Corp.	Manager	Management fees (3)	$4,076,873	$-
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	$5,877,044	$1,082,658

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At December 31, 2006, the LLC had a net payable due to its Manager and affiliates of $515,119. The significant components are as follows: the Manager was due $545,823 that is comprised of $241,068 of acquisition fees, $239,450 of accrued administrative expense reimbursements, $24,747 of management fees and $40,558 of organization and offering expenses. ICON Securities was due $54,078 for underwriting fees. Additionally, the Manager owes the LLC $67,864 which represents deposit balances, net of expenses, paid to the Manager on the LLC’s behalf.

From January 1, 2007 to February 28, 2007, the LLC has raised an additional $33,729,524 of capital contributions. During this time period, the LLC has paid or accrued organization and offering expenses to the Manager of $506,693 and underwriting fees to ICON Securities of $675,590.

(11) Lease Program

The LLC has a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from the LLC, which acts as a reseller and procures equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with the LLC.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(11) Lease Program - continued

In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. At December 31, 2006, the LLC had approved approximately $34,782,000 for equipment purchases during the next quarter with lease terms commencing on or before March 1, 2007, of which approximately $16,700,000 was for U.S. lessees, approximately $8,284,000 was for Canadian lessees and approximately $9,798,000 was for United Kingdom lessees.

(12) Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s mortgage notes receivable, leasing payables, and non-recourse debt, estimated based upon the interest rate available from the LLC’s recourse lender at December 31, 2006 was as follows:

	Carrying Amount	Fair Value

Mortgage notes receivable	$12,932,924	$7,322,000

Leasing payables and other lease liabilities	$12,881,369	$7,025,000

Notes payable - non-recourse	$260,926,942	$224,464,000

(13) Concentrations

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

For the year ended December 31, 2006, the LLC had two lessees that accounted for approximately 32% of rental and finance income. The LLC has a concentration in marine vessels. No other lessees accounted for more than 10% of rental and finance income.

(14) Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies under the laws of Canada and are taxed as corporations in Canada. The LLC has other indirect wholly-owned subsidiaries that are taxed as corporations in Barbados.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(14) Income Taxes - continued

The components of the provision (benefit) for income taxes for the year ended December 31, 2006 are as follows:

Current:
Foreign national and provincial taxes	$2,709,662

Deferred:
Foreign national and provincial taxes	(2,631,794)

Provision for income taxes	$77,868

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. The significant components of the LLC’s deferred tax assets at December 31, 2006 are as follows:

Deferred tax assets:
Investments in operating leases	$25,810,931

Deferred tax liabilities:
Investments in finance leases	(23,256,477)

Net deferred tax assets	$2,554,454

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows:

U.S. Federal statutory income tax rate	35.0%
Rate benefit for U.S. partnership operations	(35.0)
Foreign taxes	1.7%

1.7%

Partnership Income Tax Information (Unaudited)

At December 31, 2006 and 2005 the members’ equity for financial statement reporting purposes totaled $232,896,485 and $90,255,266, respectively. The members’ equity for Federal income tax reporting purposes at December 31, 2006 and 2005 totaled $299,440,646 and $104,079,738, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(14) Income Taxes - continued

The following table reconciles net loss for financial statement reporting purposes to the net income for Federal income tax purposes for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, as follows:

	2006	2005
Net loss per consolidated financial statements	$(4,696,606)	$(404,201)

Depreciation, amortization and impairments	12,841,270	-
Rental income	22,963,279	-
Deferred rental income	8,404,745	-
Finance income	(3,707,855)
Loss on sale of equipment	(6,125,959)	-
Other items	(3,958,057)	-

Net income (loss) for Federal income tax purposes	$25,720,817	$(404,201)

There were no differences in the net loss for financial statement reporting purposes to the net loss for Federal income tax purposes for the period ended December 31, 2005.

(15) Share Redemptions

The Manager consented to the LLC redeeming 53 member shares for the year ended December 31, 2006. The redemption amounts are calculated according to a specified redemption formula that is calculated pursuant to the LLC Agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. Redeemed member shares are accounted for as a reduction of members' equity.

(16) Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases, net of accumulated depreciation, and investments in joint ventures are as follows at December 31, 2006:

	United		United
	States	Canada	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$22,353,456	$19,901,319	$294,918	$21,510,519	$64,060,212
Finance income	1,456,723	2,251,132	-	-	3,707,855
Income from investments in joint ventures	186,844	-	150,954	-	337,798

	$23,997,023	$22,152,451	$445,872	$21,510,519	$68,105,865

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(16) Geographic Information - continued

	United		United
	States	Canada	Kingdom	Vessels (a)	Total
Long-lived assets:
Investments in finance leases:
Minimum rents receivable	$30,488,839	$69,911,972	$-	$-	$100,400,811
Estimated unguaranteed residual values	1,206,884	4,628,064	-	-	5,834,948
Initial direct costs, net	823,073	3,138,614	-	-	3,961,687
Unearned income	(3,682,413)	(11,620,306)	-	-	(15,302,719)

	$28,836,383	$66,058,344	$-	$-	$94,894,727

Investments in operating leases, net	$61,442,137	$33,081,288	$2,256,490	$240,286,456	$337,066,371
Investments in joint ventures	$1,789,605	$-	$10,016,129	$-	$11,805,734
Equipment held for sale or lease	$1,199,041	$1,433,125	$45,951	$-	$2,678,117
Mortgage notes receivable	$-	$12,932,924	$-	$-	$12,932,924

(a) The LLC's vessels are chartered to two separate companies : four vessels are chartered to ZIM and four vessels are chartered to Top Tankers. When the LLC charters a vessel to a Charterer, the Charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impractical.

In 2005 we did not enter into any equipment leases. Our long-lived assets, which were comprised of investments in joint ventures, were all located in the United States.

(17) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005:

	Quarters Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Total revenue	$5,338,018	$16,608,196	$24,698,883	$25,251,949
Net income (loss) allocable to
additional members	$610,165	$218,936	$(3,895,979)	$(1,582,762)
Net income (loss) per
weighted average additional
member share outstanding	$4.74	$1.25	$(17.79)	$(5.94)

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Financial Statements
December 31, 2006 and 2005

(17) Selected Quarterly Financial Data (Unaudited) - continued

	Quarters Ended in 2005 (1)
	March 31,	June 30,	September 30,	December 31,
Total revenue	$-	$2,296	$186,358	$573,104
Net loss allocable to
additional members	$-	$(118,867)	$(245,219)	$(40,115)
Net loss per
weighted average additional
member share outstanding	$-	$(10.65)	$(5.56)	$(0.26)

(1) The LLC's date of inception was December 2, 2004, but operations did not commence until May 6,
2005, its initial closing date.

(18) Subsequent Events

Heavy Press Equipment

On March 30, 2007, the LLC, through its newly formed wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain heavy press equipment from Heuliez.  The purchase price for the equipment is approximately $6,753,000 (€9,000,000).  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months with the option at the expiration of the base term of purchasing or returning the equipment or renewing the terms of the lease at the fair market renewal value.  The leases provide for payments of approximately $79,000 (€105,000) and approximately $56,000 (€75,000) per month, respectively.

Product Tankers

On March 29, 2007, the LLC, through its newly formed wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the "Purchasers"), entered into agreements with subsidiaries of Teekay Shipping Corp. ("Teekay") to acquire two Aframax 95,649 DWT product tankers - the Senanag Spririt and the Sebarok Spirit (collectively, the "Vessels") - for an aggregate purchase price of $88,000,000. Simultaneously with the closing of the purchase of the Vessels, the Vessels will be bareboat chartered back to Teekay for a term of five years.

Special Distribution

The LLC, will make a one-time, special distribution of approximately $5,770,000 to the members who held member shares as of December 31, 2006 (the "Special Distribution").  The Special Distribution, which will be paid on April 6, 2007, will be made to each member based on such member's pro rata portion of the total amount of distributions that the members were entitled to receive in 2006.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff.  Our Manager hired an additional accounting staff member during 2006 who is a certified public accountant and experienced with public reporting entities. Subsequently, in 2007 our Manager hired two additional senior accountants who has more than sixteen and eight years of experience with public reporting entities, respectively. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

In designing and evaluating our Manager’s disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager will provide services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Our Manager’s Directors and Officers are:

Name	Age	Position
Beaufort J.B. Clarke	60	Chairman, Chief Executive Officer and Director
Thomas W. Martin	52	President, Chief Operating Officer and Director
Michael A. Reisner	36	Executive Vice President and Chief Financial Officer
Mark Gatto	34	Executive Vice President-Business Development
Patricia Palmer	43	Executive Vice President
Richard L. Specker	52	Senior Managing Director
Joel S. Kress	34	Senior Vice President and General Counsel
David J. Verlizzo	34	Vice President and Deputy General Counsel
David C. Wright	49	Senior Vice President-Accounting
Anthony J. Branca	38	Senior Vice President-Finance
Craig A. Jackson	48	Vice President-Remarketing and Portfolio Management

Beaufort J. B. Clarke has been Chairman, Chief Executive Officer and a Director since August 1996. He was President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling LLP. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

Thomas W. Martin has been President since February 2007, Chief Operating Officer since February 2006, has been a Director (and Director, President and Treasurer of ICON Securities Corp. as well) since August 1996, and was Chief Financial Officer from May 2003 through January 2007. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner has been Executive Vice President and Chief Financial Officer since January 2007 and was Executive Vice President-Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto has been Executive Vice President-Business Development since February 2006. Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel from November 1999 through October 2000, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Patricia Palmer has been Executive Vice President (and Executive Vice President of ICON Securities Corp. as well) since February 2007, has been a Director of ICON Securities Corp. since December 2002, and was Senior Vice President (and Senior Vice President of ICON Securities Corp. as well) from July 2002 through February 2007. Ms. Palmer, who joined our Manager in December 1996, is responsible for our Manager’s product development, hiring and training, and the coordination of ICON Securities Corp.’s national sales and marketing efforts. Prior to joining our Manager, Ms. Palmer was a Regional Marketing Director at PLM Securities Corp. and a Product Manager at Phoenix Leasing, Inc. Ms. Palmer received a B.A. from the University of California, Berkeley. Ms. Palmer has more than 18 years of experience in the securities and equipment leasing industries.

Richard L. Specker has been Senior Managing Director since April 2006 and was a consultant to our Manager from September 2005 through April 2006. Mr. Specker is responsible for certain portfolio strategy and management functions, including arranging and managing portfolio lease asset restructurings, lease debt refinancing transactions and strategic asset sales. Mr. Specker has over 25 years of experience in asset-based finance and leasing, including as President of the Global Lease Finance Division of Fleet Capital Leasing and as Senior Vice President and Manager of the Structured Lease Finance Group at NationsBanc Leasing Corporation. Mr. Specker received a M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from Duke University. Mr. Specker is a former member of the Board of Directors of the Equipment Leasing and Finance Association.

Joel S. Kress has been Senior Vice President and General Counsel since February 2006. Mr. Kress was Vice President and Associate General Counsel from August 2005 until January 2006. Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

David J. Verlizzo has been Vice President and Deputy General Counsel since February 2006. Mr. Verlizzo was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

David C. Wright is a certified public accountant and has been Senior Vice President-Accounting since February 2005. Mr. Wright was Vice President-Accounting from August 2004 until January 2005. Previously, from 1989 through 2004, Mr. Wright was employed as a manager at several regional and national public accounting firms, including Grant Thornton LLP, Goldstein Golub Kessler LLP and Hays & Company LLP, having responsibility for both public and private engagements. Mr. Wright received a B.A. from Ohio Wesleyan University.

Anthony J. Branca has been Senior Vice President-Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005. Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991. Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson has been Vice President-Remarketing and Portfolio Management since February 2006. Previously, from October 2001 to 2006, Mr. Jackson was president and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005.

Entity	Capacity	Description	2006	2005
ICON Capital Corp.	Manager	Organization and
		offering expenses	$2,776,771	$3,106,481
ICON Securities Corp.	Managing broker-dealer	Underwriting fees	$3,702,362	$2,141,975
ICON Capital Corp.	Manager	Acquisition fees	$15,915,968	$2,398,346
ICON Capital Corp.	Manager	Management fees	$4,076,873	$-
ICON Capital Corp.	Manager	Administrative fees	$5,877,044	$1,082,658

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid and accrued distributions to our Manager of $167,738 and $25,834 for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively. Additionally, our Manager’s interest in our net loss was $46,966 and $4,042 for the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2007, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions

See Item 11 for a discussion of our related party transactions.  See Notes 6 and 10 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

	2006	2005

Audit fees	168,925	20,781
Audit related fees	57,445	7,800
Tax fees	23,500	1,500
Other fees	-	26,146

	$249,870	$56,227

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Formation of ICON Leasing Fund Eleven, LLC. Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on February 15, 2005 (File No. 333-121790), is incorporated herein by reference.

4.1 ICON Leasing Fund Eleven, LLC Amended and Restated Limited Liability Company Agreement. Exhibit A to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 29, 2006 (File No. 333-133730), is incorporated herein by reference.

4.2 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement. Exhibit 4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 23, 2006, is incorporated herein by reference.

10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005. Exhibit 10.1 our Current Report on Form 8-K, dated September 7, 2005, is incorporated herein by reference.

10.2 Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006. Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006 is incorporated herein by reference.

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 000-51916 ICON Leasing Fund Eleven, LLC (Registrant) by its Manager, ICON Capital Corp.

Date: April 4, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: April 4, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 4, 2007

/s/ Thomas W. Martin
Thomas W. Martin
President, Chief Operating Officer and Director

Date: April 4, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

65