Form 10-Q
period 2007-03-31
ICON Leasing Fund Eleven, LLC
filed 2007-05-21
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited liability company shares of the registrant on April 30, 2007 is 365,001.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$72,479,033	$61,200,675

Investments in finance leases:
Minimum rents receivable	97,304,319	100,400,811
Estimated unguaranteed residual values	5,869,586	5,834,948
Initial direct costs, net	2,852,399	3,457,416
Unearned income	(14,057,015)	(15,302,719)

Net investments in finance leases	91,969,289	94,390,456

Investments in operating leases:
Equipment, at cost	399,667,197	384,171,594
Accumulated depeciation	(63,542,030)	(47,105,223)

Net investments in operating leases	336,125,167	337,066,371

Investments in joint ventures	11,373,721	11,805,734
Equipment held for sale or lease	14,531,640	2,678,117
Rents receivable, net	3,842,789	3,098,973
Mortgage notes receivable	12,698,522	12,932,924
Restricted cash	918,152	1,241,326
Deferred income taxes	2,575,582	2,554,454
Other assets, net	13,967,299	3,872,521

Total assets	$560,481,194	$530,841,551

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY

	(Unaudited)
	March 31,	December 31,
Liabilities:	2007	2006
Notes payable - non-recourse	$252,668,367	$260,926,942
Accounts payable and other liabilities	2,195,610	4,269,661
Deferred rental income	9,186,065	8,404,745
Leasing payables and other lease liabilities	13,110,973	12,881,369
Income taxes payable	-	2,634,727
Due to Manager and affiliates, net	508,344	515,119
Distributions payable	5,770,654	-
Minority interest	7,866,903	8,312,503

Total liabilities	291,306,916	297,945,066

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original
issue price)	(385,138)	(243,580)
Additional Members (349,130 and 292,164 shares outstanding,
$1,000 per share original issue price)	269,283,817	232,868,044
Accumulated other comprehensive income	275,599	272,021

Total members' equity	269,174,278	232,896,485

Total liabilities and members' equity	$560,481,194	$530,841,551

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2007	2006
Revenue:
Rental income	$22,818,090	$3,819,796
Finance income	2,332,210	397,133
Income from investments in joint ventures	35,680	263,110
Net gain on sales of new equipment (net of cost of
sales of $3,964,172 and $629,439, respectively)	189,256	46,311
Net gain on sales of leased equipment	82,761	57,661
Interest and other income	1,415,572	754,007

Total revenue	26,873,569	5,338,018

Expenses:
Depreciation and amortization	19,590,530	3,092,232
Interest	3,898,414	344,531
Management fees - Manager	1,482,064	172,513
Administrative expense reimbursements -
Manager and affiliate	1,700,883	910,553
General and administrative	1,422,848	131,846
Bad debt expense	-	70,015
Minority interest	261,333	-

Total expenses	28,356,072	4,721,690

Net (loss) income	$(1,482,503)	$616,328

Net (loss) income allocable to:
Additional Members	$(1,467,678)	$610,165
Manager	(14,825)	6,163

	$(1,482,503)	$616,328

Weighted average number of additional
member shares outstanding	317,954	128,818

Net (loss) income per weighted average
additional member share outstanding	$(4.62)	$4.74

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
For the Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007
(Unaudited)

				Accumulated
	Additional			Other
	Member	Additional	Managing	Comprehensive
	Shares	Members	Member	(Loss) Income	Total
Balance, January 1, 2006	107,099	$90,318,028	$(28,876)	$(33,886)	$90,255,266

Proceeds from issuance of additional
members shares	185,118	185,118,088	-	-	185,118,088
Sales and offering expenses	-	(21,276,702)	-	-	(21,276,702)
Additional member shares redeemed	(53)	(41,454)	-	-	(41,454)
Cash distributions paid or accrued
to members	-	(16,600,276)	(167,738)	-	(16,768,014)
Change in valuation of interest rate
swap contracts	-	-	-	(928,750)	(928,750)
Change in valuation of warrants
held by joint venture	-	-	-	538,072	538,072
Foreign exchange translation adjustments	-	-	-	696,585	696,585
Net loss	-	(4,649,640)	(46,966)	-	(4,696,606)

Balance, December 31, 2006	292,164	232,868,044	(243,580)	272,021	232,896,485

Proceeds from issuance of additional
members shares	57,136	57,135,796	-	-	57,135,796
Sales and offering expenses	-	(6,569,904)	-	-	(6,569,904)
Additional member shares redeemed	(170)	(136,048)	-	-	(136,048)
Cash distributions paid or accrued
to members	-	(12,546,393)	(126,733)	-	(12,673,126)
Change in valuation of interest rate
swap contracts	-	-	-	(77,450)	(77,450)
Change in valuation of warrants
held by joint venture	-	-	-	(473,681)	(473,681)
Foreign exchange translation adjustments	-	-	-	554,709	554,709
Net loss	-	(1,467,678)	(14,825)	-	(1,482,503)

Balance, March 31, 2007	349,130	$269,283,817	$(385,138)	$275,599	$269,174,278

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,482,503)	$616,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(737,536)	(260,665)
Finance income	(2,332,210)	(19,838)
Income from investments in joint ventures	(35,680)	(263,110)
Net gains on sales of new and leased equipment	(272,017)	(103,972)
Depreciation and amortization	19,590,530	3,092,232
Bad debt expense	-	70,015
Interest expense paid directly to lenders by lessees	72,156	34,040
Change in fair value of interest rate swap contract	360,590	-
Minority interest	261,333	-
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	4,841,080	540,008
Rents receivable	(986,135)	1,372,103
Other assets, net	(1,292,823)	(1,192,981)
Payables, deferred rental income and other liabilities	(3,787,409)	5,021,223
Due to Manager and affiliates, net	206,755	(206,146)

Net cash provided by operating activities	14,406,131	8,699,237

Cash flows from investing activities:
Investments in leased assets, net of cash received	(31,713,501)	(56,484,185)
Proceeds from sales of equipment	4,953,900	706,003
Investment in mortgage notes receivable, net	(661,743)	-
Proceeds from mortgage notes receivable	568,797	-
Restricted cash deposits received (paid)	323,174	(404,000)
Investments in joint ventures, net of cash acquired	(2,625)	(4,598,382)
Distributions received from joint ventures	126,496	135,080
Other assets, net	(9,297,981)	-

Net cash used in investing activities	(35,703,483)	(60,645,484)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	8,675,040	4,063,618
Repayments of notes payable - non-recourse	(18,937,753)	(1,929,519)
Issuance of additional member shares, net of sales and offering expenses paid	50,565,892	40,623,048
Redemption of additional member shares	(136,048)	-
Due to Manager and affiliates, net	(61,111)	81,000
Cash distributions to members	(6,902,472)	(2,631,586)
Distributions to minority interest holders	(706,933)	-

Net cash provided by financing activities	32,496,615	40,206,561

Effects of exchange rates on cash and cash equivalents	79,095	(727,038)

Net increase (decrease) in cash and cash equivalents	11,278,358	(12,466,724)
Cash and cash equivalents, beginning of the period	61,200,675	71,449,920

Cash and cash equivalents, end of the period	$72,479,033	$58,983,196

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,826,258	$310,491

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$-	$82,576,156

Principal and interest on non-recourse notes payable
paid directly to lenders by lessees	$1,096,371	$506,959

Transfer from other assets to investments in leased assets	$-	$2,828,287

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(1) Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of ICON Capital Corp. (“the Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s 2006 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and any distributions  received are recorded as dividend income. All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

(2) Organization

The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first Additional Members. Additional Members represent all members other than the Manager. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. From time to time, the LLC also purchases equipment and sells it to its leasing customers. The LLC will continue until December 31, 2024, unless terminated sooner.

The Manager of the LLC is a Connecticut corporation. The Manager manages and controls the LLC’s business affairs, including, but not limited to, the equipment leases and financing transactions, pursuant to the terms of the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with the LLC. The Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(2) Organization - continued

The LLC had its initial closing on May 6, 2005 (“Commencement of Operations”) with the initial sale of member shares. Through March 31, 2007, the LLC sold 349,353 member shares, representing $349,352,657 of capital contributions. Through March 31, 2007, the LLC redeemed 223 additional member shares, leaving 349,130 additional member shares outstanding at March 31, 2007. Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager. These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity. Through March 31, 2007, the LLC had paid or accrued $27,943,739 of sales commissions to third parties, $6,740,290 of organizational and offering expenses to the Manager, and $6,987,053 of underwriting fees to ICON Securities.

The LLC’s offering period ended on April 20, 2007 and its operating period commenced. The LLC will invest most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds are invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 2012, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current presentation.

(4) Leasing Portfolio

On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada. At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment is primarily leased in both the United States and Canada. The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(4) Leasing Portfolio - continued

For the three months ended March 31, 2007, the LLC purchased an additional approximately $9,287,000 of new equipment. The LLC paid or accrued an acquisition fee to the Manager of approximately $279,000 relating to these transactions.

(5) Investments in Finance Leases

Teal Jones

On November 8, 2006, through two wholly-owned subsidiaries ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, "ICON Teal Jones"), the LLC entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States. The 84 month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones. The total lease financing amount was approximately $36,000,000. The LLC paid an acquisition fee to the Manager of approximately $1,063,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated. The Note was in the amount of approximately $13,291,000 (CAD $15,000,000 on November 8, 2006), accrues interest at 20.629% per year and matures on December 1, 2013. The Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.

(6) Investments in Operating Leases

Containership Vessels

On June 21, 2006, the LLC, through its wholly-owned subsidiaries ICON European Container, LLC (“EC I”) and ICON European Container II, LLC (“EC II” and together with EC I, the “ZIM Purchasers”), acquired four container vessels from Old Course Investments LLC (“Old Course”). The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan (both owned by EC I) are subject to bareboat charters that expire in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by EC II) are subject to bareboat charters that expire in January 2011. These four vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. (“ZIM”).

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,876,000, (ii) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels (See Note 9). The LLC incurred professional fees of approximately $336,000 and paid to the Manager an acquisition fee of approximately $4,236,000 relating to this transaction. These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(6) Investments in Operating Leases - continued

The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”). The acquisition of the ZIM Vessels was accomplished by the LLC acquiring all of Old Course’s right, title and interest in and to all of the issued and outstanding shares (the “AS Shares”) of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively, the “AS Companies”) and all of Old Course’s and the AS Companies’ right, title and interest in and to all of the issued and outstanding limited partnership interests (the “KS Shares,” and collectively with the AS Shares, the “Shares”) of the KS Companies. The acquisition of the ZIM Vessels was treated as an asset purchase, which is consistent with industry practices, as the historical operating data for the ZIM Vessels is not reviewed nor is it material to the LLC’s decision to make such acquisition.

In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a Guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the “PSA”). In addition, Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA. Pursuant to the terms and conditions of the Escrow Agreement, the ZIM Purchasers deposited $2,000,000 of the purchase price into escrow (the “Escrow Amount”), of which 50% was released to Old Course because no claims were made prior to the six month anniversary of the closing of the acquisition; the balance will be released on the first anniversary of the closing of the acquisition if no claims are made within such time period.

Tanker Vessels

On June 16, 2006, the LLC, through its wholly-owned subsidiaries ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), acquired four product carrying vessels named: the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Tankers”) from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Tankers directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Tanker Purchasers”).

The Tankers are subject to bareboat charters with subsidiaries of Top Tankers, Inc. (“Top Tankers”). The bareboat charters expire in February 2011. The purchase price for the Tankers was approximately $115,097,000, comprised of (i) approximately $22,650,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations, (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations (See Note 9) and (iv) less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. The LLC incurred professional fees of approximately $290,000 and paid to the Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Tankers.

Information Technology Equipment

On November 17, 2005, the LLC, along with ICON Income Fund Eight A L.P. (“Fund Eight A”) and ICON Income Fund Ten, LLC (“Fund Ten”), both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of approximately 44%, 12% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed Fund Eight A’s, Fund Ten’s and the LLC’s ownership interests to approximately 8.0%, 30.6% and 61.4%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing at March 31, 2006 and consolidated its results of operations beginning April 1, 2006. The total capital contributions made to ICON Global Crossing as of March 31, 2007 were approximately $25,131,000, of which the LLC’s share was approximately $15,429,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(6) Investments in Operating Leases - continued

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

On December 29, 2006, the LLC, through its wholly-owned subsidiary, ICON Global Crossing III, LLC (“ICON Global Crossing III”), purchased state-of-the-art telecommunications equipment for approximately $9,779,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The base lease term of the lease is 48 months, and commenced on January 1, 2007. The LLC paid an acquisition fee to the Manager of approximately $293,000 relating to this transaction.

During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group. The term of the lease is 48 months, and the lease commenced on March 1, 2007. The LLC paid an acquisition fee to the Manager of approximately $207,000 relating to this transaction.

(7) Joint Ventures

The joint ventures described below are not consolidated with the LLC.

ICON Global Crossing II

On September 28, 2006, Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed ICON Global Crossing II LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which Fund Ten’s share was approximately $10,044,000 and Fund Nine’s share was approximately $2,000,000.

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
March 31, 2007
(Unaudited)

(7) Joint Ventures - continued

The LLC paid approximately $55,000 in acquisition fees to the Manager, which was capitalized to other assets and is being amortized to operations over the corresponding lease term.

ICON AEROTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, the Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. The Manager thoroughly reviewed these facts and circumstances with outside legal counsel. On February 20, 2007, ICON AeroTV sent notice to AeroTV, which terminated the Master Lease Agreement. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining minimum rents receivable balance. As a result of the foregoing, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000 at March 31, 2007.

On February 20, 2007, ICON AeroTV disposed of the leased assets with a remaining cost basis of approximately $441,000. ICON AeroTV recognized the relinquished security deposit and deferred income of approximately $288,000 as proceeds from the disposition, which resulted in a loss of approximately $153,000. During April 2007, the remaining amounts previously contributed to ICON AeroTV by the LLC for the purchase of on-board digital audio/visual systems were returned to the LLC and Fund Ten (owner of the other 50% interest) along with accrued interest totaling approximately $5,215,000.

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Ten, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at this time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In April 2007, ICON EAM's initial investment and all accrued interest was returned to the LLC and Fund Ten in the amount of approximately $13,833,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
(8) Equipment Held for Sale or Lease

Equipment held for sale or lease includes equipment recently purchased on behalf of a lessee for whom the lease term has not yet commenced, as well as equipment previously leased to end users which has been returned to the LLC following lease expiration. At March 31, 2007, equipment held for sale or lease includes approximately $12,410,000 of auto parts manufacturing equipment to be leased to Heuliez SA and Heuliez Investissements SNC. The lease begins April 1, 2007 for a 60 month term and will be recorded as an operating lease.

(9) Notes Payable - Non-Recourse

Containership Vessels

In connection with the acquisition of the ZIM Vessels (See Note 6), the LLC assumed approximately $93,325,000 of a senior non-recourse debt obligation under the HSH Loan Agreement. Pursuant to the terms of the HSH Loan Agreement, there are two separate portions to the senior non-recourse debt obligation: (i) approximately $43,600,000 for the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) and (ii) approximately $49,725,000 for the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel. HSH Nordbank AG has a first priority security interest in the ZIM Vessels. The KS Companies are jointly and severally liable for the obligations under the HSH Loan Agreement and the ZIM Vessels are cross-collateralized.

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. The LLC accounts for these swap contracts as fair value hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), as amended, and recorded the fair value of the swap contracts at June 21, 2006 and recognizes the periodic change in the fair value of the interest rate swap contracts through the statement of operations. The LLC recorded approximately $143,000 through the statement of operations as interest expense for the three months ended March 31, 2007.

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

At March 31, 2007, the outstanding balance of the senior and junior non-recourse debt obligations for the ZIM Vessels was $93,081,866.

Tanker Vessels

In connection with the acquisition of the Tankers (See Note 6), the Tanker Purchasers entered into a non-recourse senior secured loan agreement (the “Fortis Loan Agreement”) with Fortis Bank NV/SA (“Fortis”) for approximately $80,000,000. Pursuant to the terms of the Fortis Loan Agreement, there were four separate advances: (i) approximately $19,364,000 for the acquisition of the M/T Doubtless, (ii) approximately $19,364,000 for the acquisition of the M/T Spotless, (iii) approximately $20,363,000 for the acquisition of the M/T Faithful, and (iv) approximately $20,909,000 for the acquisition of the M/T Vanguard. The advances are all cross-collateralized.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(9) Notes Payable - Non-Recourse - continued

In connection with the acquisition of the Tankers, the Tanker Purchasers assumed junior non-recourse debt obligations of approximately $10,000,000 payable to Top Tankers, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard.

At March 31, 2007, the outstanding balance of the senior and junior non-recourse debt obligations for the Tankers was $78,480,347.

Leasing Portfolio

In connection with the acquisition of the Leasing Portfolio from Clearlink, the LLC incurred non-recourse debt obligations. In the ordinary course of business, the LLC continually enters into non-recourse debt obligations in order to finance acquisitions to the Leasing Portfolio. For the three months ended March 31, 2007, the LLC incurred additional borrowings of approximately $8,675,000. At March 31, 2007, the Leasing Portfolio’s non-recourse debt obligations accrue interest at rates ranging from 4.59% to 7.36% per year and mature at various dates through September 2015. At March 31, 2007, the outstanding balance of the non-recourse debt obligations was $81,106,154.

(10) Revolving Loan Facility - Recourse

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(10) Revolving Loan Facility - Recourse - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,635,000 at March 31, 2007. The LLC currently has no borrowings under the Facility.

(11) Comprehensive (loss) income

Comprehensive (loss) income consists of the following:

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Net (loss) income	$(1,482,503)	$616,328

Other comprehensive (loss) income :
Change in valuation of interest rate swap contracts	(77,450)	-
Change in valuation of warrants held by joint venture	(473,681)	1,188,119
Foreign currency translation adjustments	554,709	(625,758)

Comprehensive (loss) income	$(1,478,925)	$1,178,689

(12) Transactions with Related Parties

The LLC has entered into certain agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties. The Manager is entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000 and 1.5% of capital raised over $100,000,000. ICON Securities is entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(12) Transactions with Related Parties - continued

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $69,026 for the three months ended March 31, 2007. The Manager’s interest in the LLC’s net (loss) income for the three month periods ended March 31, 2007 and 2006 was $(14,825) and $6,163, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2007 and 2006, are as follows:

Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$857,037	$688,506
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$1,142,716	$918,007
ICON Capital Corp.	Manager	Acquisition fees (2)	$2,822,907	$1,313,428
ICON Capital Corp.	Manager	Management fees (3)	$1,482,064	$172,513
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	$1,700,883	$910,553

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At March 31, 2007, the LLC had a net payable due to its Manager and affiliates of $508,344. The significant components are as follows: the Manager was due $502,130, which is comprised of $368,692 of administrative expense reimbursements, $88,649 of acquisition fees, $30,421 of management fees and $14,368 of organization and offering expenses. ICON Securities was due $19,157 for underwriting fees.

From April 1, 2007 to the end of the offering period on April 20, 2007, the LLC raised an additional $15,871,032 of additional member contributions. During this period, the LLC has paid or accrued organization and offering expenses to the Manager of $238,065 and underwriting fees to ICON Securities of $317,421.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(13) Lease Program

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

In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased. At March 31, 2007, the LLC had approved approximately $30,345,000 for equipment purchases during the next quarter with lease terms commencing on or before July 1, 2007, of which approximately $12,613,000 was for U.S. lessees, approximately $7,919,000 was for Canadian lessees and approximately $9,813,000 was for United Kingdom lessees.

(14) Recent Accounting Pronouncements

The Manager does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(15) Subsequent Events

Product Tankers

On April 11, 2007, the LLC, through its newly formed wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, purchased two Aframax 95,649 DWT product tankers - the Senang Spirit and the Sebarok Spirit (collectively, the "Teekay Vessels"). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 and (ii) the assumption of approximately $66,700,000 of non-recourse indebtedness under a secured loan agreement with Fortis Capital Corp. The LLC paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction during the three months ended March 31, 2007. Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to an affiliate of Teekay Shipping Corp. for a term of five years.  The charter commenced on April 11, 2007.

Special Distribution

The LLC made a one-time, special distribution of approximately $5,771,000 to the members who held member shares as of December 31, 2006 (the “Special Distribution”). The Special Distribution was accrued at March 31, 2007 and paid on April 6, 2007 and was made to each member based on such member’s pro rata portion of the total amount of distributions that the members were entitled to receive in 2006.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II, Item 1A. Risk Factors and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Eleven, LLC and its consolidated subsidiaries.

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

At March 31, 2007, our current portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Auto Parts Manufacturing Equipment

•	We have a 100% interest in auto parts manufacturing equipment which is subject to lease with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). The lease expires on April 1, 2012.

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

Information Technology and Technology-Related Equipment

•
We own 1,061 equipment leases with predominantly large, investment grade lessees that are comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

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

•
We have a 100% interest in ICON Global Crossing III, LLC (“ICON Global Crossing III”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to the Global Crossing Group. The leases expire on January 1, 2011 and March 1, 2011.

Lease and Other Significant Transactions

Auto Parts Manufacturing Equipment

On March 30, 2007, through our wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), we entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007. In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months with the option at the expiration of the base term of purchasing or returning the equipment or renewing the terms of the lease at the fair market renewal value.  The leases began on April 1, 2007 and provide for payments of approximately $140,000 (€105,000) and approximately $100,000 (€75,000) per month, respectively.

Lumber Processing Equipment

On November 8, 2006, through two wholly-owned subsidiaries ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, "ICON Teal Jones"), we entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States. The 84 month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones. The total lease financing amount was approximately $36,000,000.

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

Marine Vessels

Containership Vessels

On June 21, 2006, we acquired, through our wholly-owned subsidiaries ICON European Container, LLC (“EC I”) and ICON European Container II, LLC (“EC II” and together with EC I, the “ZIM Purchasers”), four container vessels from Old Course Investments LLC (“Old Course”). The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan (both owned by EC I) are subject to bareboat charters that expire in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by EC II) are subject to bareboat charters that expire in January 2011. These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. (“ZIM”).

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,876,000, (ii) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels. We incurred professional and acquisition fees of approximately $4,572,000 relating to this transaction. These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a Guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the “PSA”). In addition, Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA. Pursuant to the terms and conditions of the Escrow Agreement, the ZIM Purchasers deposited $2,000,000 of the purchase price into escrow (the “Escrow Amount”), of which 50% was released to Old Course because no claims were made prior to the six month anniversary of the closing of the acquisition; the balance will be released on the first anniversary of the closing of the acquisition if no claims are made within such time period.

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

Tanker Vessels

On June 16, 2006, we acquired, through our wholly-owned subsidiaries ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), four product carrying vessels named: the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Tankers”) from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Tankers directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Tanker Purchasers”).

The Tankers are subject to bareboat charters with subsidiaries of Top Tankers, Inc. (“Top Tankers”). The bareboat charters expire in February 2011. The purchase price for the Tankers was approximately $115,097,000, comprised of (i) approximately $22,650,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations, (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations and (iv) less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. We incurred professional and acquisition fees of approximately $3,669,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Tankers.

Information Technology and Technology-Related Equipment

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada. At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment is leased in both the United States and Canada. The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000.

For the three months ended March 31, 2007, we purchased approximately $9,287,000 of new equipment. At March 31, 2007, there were 1,061 leases in the Leasing Portfolio with an aggregate original equipment cost of approximately $183,000,000. The weighted average remaining term of the leases was 18 months. At March 31, 2007, 10 lessees comprised 61% of the total equipment cost of the Leasing Portfolio and 57% of the total outstanding booked residual value of the Leasing Portfolio. At March 31, 2007, the residual value of the equipment subject to lease was approximately $22,300,000, compared to approximately $23,600,000 when we acquired the Leasing Portfolio. For the three months ended March 31, 2007, 58 lease schedules terminated, resulting in a realization rate of approximately 143%. We anticipate that as additional leases expire this year, the Leasing Portfolio will continue to perform at approximately the same or at a slightly lower rate of residual realization.

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

Of the 86 current lessees in the Leasing Portfolio, 22 lessees continued to enter into new leases in 2007, and we added 54 new lease schedules. It may become increasingly difficult to add new lease schedules to the Leasing Portfolio, because some of our lessees have indicated that they may begin to purchase more of their technology equipment instead of leasing it from us and we continue to encounter pricing pressures from many of the captive leasing companies. As a result, we expect the total number of lessees and lease schedules in the Leasing Portfolio to decline slightly in the next quarter.

Telecommunications Equipment

On December 29, 2006, we, through our wholly-owned subsidiary, Global Crossing III, purchased state-of-the-art telecommunications equipment for approximately $9,779,000. This equipment is subject to a lease with the Global Crossing Group. The base lease term of the lease is 48 months, and commenced on January 1, 2007.

During February 2007, Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group. The base term of the lease is 48 months, and commenced on March 1, 2007. We paid an acquisition fee to our Manager of approximately $207,000 relating to this transaction.

On September 28, 2006, ICON Income Fund Ten, LLC (“Fund Ten”) along with ICON Income Fund Nine, LLC (“Fund Nine”), both entities managed by our Manager, formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which Fund Ten’s share was approximately $10,044,000 and Fund Nine’s share was approximately $2,000,000. On September 28, 2006, ICON Global Crossing II purchased approximately $12,044,000 of state-of-the-art telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006. On October 31, 2006, we made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

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

Digital Audio/Visual Entertainment Systems

 We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and has recently filed for insolvency protection in the United Kingdom. Upon receiving such notifications, our Manager, in consideration for the forgiveness of certain rent, was able to negotiate directly with AeroTV's customer to receive lease payments due to ICON AeroTV through the date of termination of the service agreement between AeroTV and its customer. Certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. Our Manager thoroughly reviewed these facts and circumstances with outside legal counsel. On February 20, 2007, ICON AeroTV sent notice to AeroTV, which terminated the Master Lease Agreement. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining minimum rents receivable balance. As a result of the foregoing, ICON AeroTV has recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000 at March 31, 2007.

On February 20, 2007, ICON AeroTV disposed of the leased assets with a remaining cost basis of approximately $441,000. ICON AeroTV recognized the relinquished security deposit and deferred income of approximately $288,000 as proceeds from the disposition, which resulted in a loss of approximately $153,000. During April 2007, the remaining amounts previously contributed to ICON AeroTV by us for the purchase of on-board digital audio/visual systems were returned to us and Fund Ten (owner of the other 50% interest ) along with accrued interest totaling approximately $5,215,000.

Results of Operations for the Three Months Ended March 31, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We commenced operations on May 6, 2005 and at March 31, 2007 were in our offering period. We have since completed the offering and are currently in our operating period. From our Commencement of Operations through March 31, 2007, we have raised total equity of $349,352,657. In July 2006, we increased our original offering from up to $200,000,000 to up to $375,000,000. With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases. As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment. We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total revenue	$26,873,569	$5,338,018	$21,535,551

Rental income	22,818,090	3,819,796	18,998,294
Finance income	2,332,210	397,133	1,935,077
Income from investment in joint ventures	35,680	263,110	(227,430)
Net gain on sales of new equipment	189,256	46,311	142,945
Net gain on sales of leased equipment	82,761	57,661	25,100
Interest and other income	1,415,572	754,007	661,565

Total revenue for the 2007 Quarter increased by $21,535,551 as compared to the 2006 Quarter. This increase was primarily attributable to our equipment acquisitions in 2006. Our rental and finance income was derived from our acquisition of the Leasing Portfolio effective March 1, 2006, as well as our acquisitions of both the Tankers and the ZIM Vessels in June 2006, and our acquisition of lumber processing equipment in November 2006. The 2007 Quarter includes a full three months of income from those acquisitions. The Leasing Portfolio accounted for approximately $12,067,000, the Zim Vessels accounted for approximately $5,269,000 and the Tankers accounted for approximately $4,749,000 of rental and finance income for the three months ended March 31, 2007.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total expenses	$28,356,072	$4,721,690	$23,634,382

Depreciation and amortization	19,590,530	3,092,232	16,498,298
Interest	3,898,414	344,531	3,553,883
Management fees - Manager	1,482,064	172,513	1,309,551
Administrative expense reimbursements -
Manager and affiliate	1,700,883	910,553	790,330
General and administrative	1,422,848	131,846	1,291,002
Bad debt expense	-	70,015	(70,015)
Minority interest	261,333	-	261,333

Total expenses for the 2007 Quarter increased by $23,634,382 as compared to the 2006 Quarter. The overall increase in expenses is due to our equipment acquisitions in 2006. The increase in depreciation and amortization expense and interest expense was primarily attributable to our acquisition of the Leasing Portfolio effective March 1, 2006, as well as our acquisitions of both the Tankers and the ZIM Vessels in June 2006. The 2007 Quarter includes a full three months of expenses from those acquisitions. We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and interest, will continue to increase.

Net Loss

As a result of the foregoing factors, the net loss for the 2007 Quarter was $1,482,503 as compared to net income for the 2006 Quarter of $616,328.  The net loss per weighted average number of additional members’ shares outstanding for the 2007 Quarter was $4.62 as compared to the net income per weighted average number of additional members’ shares outstanding for the 2006 Quarter of $4.74.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007 and 2006, we had cash and cash equivalents of $72,479,033 and $58,983,196, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, we anticipate our main source of cash will be from investing activities, which we expect will continue during our liquidation period. During our offering period, our main use of cash was from investing activities and during our operating period, our main use of cash will be from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of cash

Our main sources of cash from operating activities in the 2007 Quarter were the collection of non-financed receivables from our finance leases and the collection of rental income from our operating leases.

Our main sources of cash from operating activities in the 2006 Quarter were from increases in payables, deferred rental income and other liabilities.

Investing Activities

Sources of cash

Our main source of cash from investing activities in the 2007 Quarter was from proceeds from sales of equipment of approximately $4,954,000. We received cash of $4,954,000 from the sale of new and leased equipment in our Leasing Portfolio.

Our main source of cash from investing activities in the 2006 Quarter was from proceeds from sales of equipment of approximately $706,000. We received cash of $706,000 from the sale of new and leased equipment in our Leasing Portfolio. We also received approximately $135,000 in distributions from joint ventures.

Uses of cash

Our main use of cash for investing activities in the 2007 Quarter was for the purchase of leased equipment of approximately $31,714,000, relating to the acquisition of the information technology equipment in our Leasing Portfolio, telecommunications equipment and auto parts manufacturing equipment. We also paid approximately $9,298,000 for other assets, including approximately $7,330,000 for an escrow deposit on an acquisition not yet completed at March 31, 2007.

Our main use of cash for investing activities in the 2006 Quarter was for the purchase of leased equipment of approximately $56,484,000, relating to the acquisition of the Leasing Portfolio. We also made investments in joint ventures of approximately $4,598,000.

Financing Activities

Sources of cash

Our main source of cash from financing activities in the 2007 Quarter was from the issuance of additional member shares, net of sales and offering expenses. We sold 57,136 additional member shares, representing approximately $57,136,000 of capital contributions. We paid and accrued various selling expenses of approximately $6,570,000, which provided us with net proceeds from the sale of our member shares of approximately $50,566,000.

Our main source of cash from financing activities in the 2006 Quarter was from the issuance of additional member shares, net of sales and offering expenses. We sold 45,900 additional member shares, representing approximately $45,900,000 of capital contributions. We paid and accrued various selling expenses of approximately $5,277,000, which provided us with net proceeds from the sale of our member shares of approximately $40,623,000.

Beginning with the commencement of operations, we have been paying sales commissions to third parties and various fees to the Manager and ICON Securities. These sales commissions and fees paid to the Manager and ICON Securities are recorded as a reduction of our equity.

During the 2007 Quarter, we paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and ICON Securities. We paid and accrued sales commissions of $4,570,151 to unrelated third parties, paid and accrued $1,142,716 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all member shares to the additional members, and we paid and accrued $857,037 to our Manager, who is entitled to receive a fee for organization and offering expenses. Of these amounts, $19,157 in underwriting fees and $14,368 for organizational and offering fees have been accrued as of March 31, 2007.

During the period from April 1, 2007 to April 20, 2007, we have sold an additional 15,871 member shares, representing $15,871,032 of capital contributions. From May 6, 2005 to April 20, 2007, we have admitted 8,637 additional members.

We also received proceeds from non-recourse notes payable on the Leasing Portfolio of approximately $8,675,000 and $4,064,000 during the 2007 Quarter and 2006 Quarter, respectively.

Uses of cash

Our main use of cash for financing activities in the 2007 Quarter was for the repayment of approximately $18,938,000 of non-recourse notes payable on the Leasing Portfolio, the Tankers and the ZIM Vessels. We also paid or accrued distributions to our members of approximately $12,673,000.

Our main use of cash for financing activities in the 2006 Quarter was for distributions to our members of approximately $2,632,000. We also repaid approximately $1,930,000 of non-recourse notes payable on the Leasing Portfolio.

Financings and Borrowings

Non-Recourse Notes Payable

We have non-recourse debt at March 31, 2007 of $252,668,367. All of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment. In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease. In that case, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and remit to the lender.

Revolving Loan Facility

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., Fund Nine, and Fund Ten (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,635,000 at March 31, 2007. We currently have no borrowings under the Facility.

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee’s business that are beyond our control. See “Part II, Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period. We paid distributions to our additional members of $6,833,446 for the 2007 Quarter. We paid distributions to our Manager of $69,025 for the 2007 Quarter. We also accrued distributions to our additional members and Manager of $5,712,947 and $57,707, respectively, for the 2007 Quarter.

Contractual Obligations and Commitments

Contractual Obligations

At March 31, 2007, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2007, our outstanding non-recourse debt obligations were $252,668,367, inclusive of certain accrued interest. We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at March 31, 2007.

Commitments

We have a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement. In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter.  At March 31, 2007, we had approved approximately $30,345,000 for equipment purchases during the next quarter with lease terms commencing on or before July 1, 2007, of which approximately $12,613,000 was for U.S. lessees, approximately $7,919,000 was for Canadian lessees and approximately $9,813,000 was for United Kingdom lessees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There are no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004.  In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our Manager hired an additional accounting staff member during 2006 who is a certified public accountant and is experienced with public reporting entities. Subsequently, in 2007 our Manager hired (i) two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting and (ii) two additional accountants that are experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 170 additional member shares during the 2007 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional member redemptions:
	Total Number of	Price Paid Per
	Additional Member	Additional Member
	Shares Redeemed	Shares
January 1, 2007 through January 31, 2007	74	$821.16
February 1, 2007 through February 28, 2007	27	$823.35
March 1, 2007 through March 31, 2007	69	$768.08

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1 Section 302 Certification of Chairman, Chief Executive Officer and President.

31.2 Section 302 Certification of Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer.

32.1 Certification of Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 000-51916 (Registrant) by its Manager, ICON Capital Corp.

Date: May 21, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Date: May 21, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

31