Form 10-Q
period 2007-06-30
ICON Leasing Fund Eleven, LLC
filed 2007-08-14
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on July 31, 2007 is 363,944.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2007	December 31,
	(unaudited)	2006
Cash and cash equivalents	$66,534,381	$61,200,675

Investments in finance leases:
Minimum rents receivable	99,854,935	100,400,811
Estimated unguaranteed residual values	6,262,905	5,834,948
Initial direct costs, net	2,826,823	3,457,416
Unearned income	(14,104,545)	(15,302,719)

Net investments in finance leases	94,840,118	94,390,456

Investments in operating leases:
Equipment, at cost	502,395,618	384,171,594
Accumulated depreciation	(79,549,013)	(47,105,223)

Net investments in operating leases	422,846,605	337,066,371

Investments in joint ventures	1,645,364	11,805,734
Equipment held for sale or lease	3,994,743	2,678,117
Rents receivable, net	5,575,765	3,098,973
Mortgage notes receivable	16,259,494	12,932,924
Restricted cash	624,998	1,241,326
Deferred income taxes	3,555,904	2,554,454
Other assets, net	13,328,367	3,872,521

Total assets	$629,205,739	$530,841,551

LIABILITIES AND MEMBERS' EQUITY

	June 30,
	2007	December 31,
Liabilities:	(unaudited)	2006
Notes payable - non-recourse	$312,402,268	$260,926,942
Accounts payable and other liabilities	3,087,637	4,269,661
Deferred rental income	9,444,362	8,404,745
Leasing payables and other lease liabilities	14,900,409	12,881,369
Income taxes payable	-	2,634,727
Due to Manager and affiliates, net	43,458	515,119
Minority interest	7,417,377	8,312,503

Total liabilities	347,295,511	297,945,066

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original issue price)	(445,012)	(243,580)
Additional Members (363,956 and 292,164 shares outstanding,
$1,000 per share original issue price)	276,499,868	232,868,044
Accumulated other comprehensive income	5,855,372	272,021

Total members' equity	281,910,228	232,896,485

Total liabilities and members' equity	$629,205,739	$530,841,551

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental income	26,393,233	14,484,472	49,211,323	$18,304,268
Finance income	1,646,045	990,869	3,978,255	1,388,002
(Loss) income from investments in joint ventures	(14,748)	118,115	20,932	381,225
Net gain on sales of new equipment (net of cost of
sales of $8,979,167 and $12,943,339, respectively, for
the three and six months ended 2007, and $5,089,442
for the three and six months ended 2006)	362,452	280,617	551,708	280,617
Net (loss) gain on sales of leased equipment	(129,815)	317,550	(47,054)	421,522
Interest and other income	1,233,270	416,573	2,648,842	1,170,580

Total revenue	29,490,437	16,608,196	56,364,006	21,946,214

Expenses:
Depreciation and amortization	20,902,767	12,025,343	40,493,297	15,117,575
Interest	4,018,120	1,437,151	7,916,534	1,781,682
Management fees - Manager	1,673,428	912,901	3,155,492	1,085,414
Administrative expense reimbursements -
Manager and affiliate	1,288,944	1,613,312	2,989,827	2,523,865
General and administrative	411,812	133,314	1,132,803	265,160
Bad debt expense	-	-	-	70,015
Minority interest	254,317	265,028	515,650	265,028

Total expenses	28,549,388	16,387,049	56,203,603	21,108,739

Income before income taxes	941,049	221,147	160,403	837,475

Provision for income taxes	(1,205,109)	-	(503,252)	-

Net income	$2,146,158	$221,147	$663,655	$837,475

Net income allocable to:
Additional Members	$2,124,697	$218,936	$657,018	$829,100
Manager	21,461	2,211	6,637	8,375

	$2,146,158	$221,147	$663,655	$837,475

Weighted average number of additional
member shares outstanding	362,176	175,266	340,290	152,170

Net income per weighted average
additional member share	$5.87	$1.25	$1.93	$5.45

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
For the Year Ended December 31, 2006 and for the Three and Six Months Ended June 30, 2007
(unaudited)
				Accumulated
	Additional			Other
	Member	Additional	Managing	Comprehensive
	Shares	Members	Member	(Loss) Income	Total
Balance, January 1, 2006	107,099	$90,318,028	$(28,876)	$(33,886)	$90,255,266

Proceeds from issuance of additional
members shares	185,118	185,118,088	-	-	185,118,088
Sales and offering expenses	-	(21,276,702)	-	-	(21,276,702)
Additional member shares redeemed	(53)	(41,454)	-	-	(41,454)
Cash distributions paid or accrued
to members	-	(16,600,276)	(167,738)	-	(16,768,014)
Change in valuation of interest rate
swap contracts	-	-	-	(928,750)	(928,750)
Change in valuation of warrants
held by joint venture	-	-	-	538,072	538,072
Foreign currency translation adjustments	-	-	-	696,585	696,585
Net loss	-	(4,649,640)	(46,966)	-	(4,696,606)

Balance, December 31, 2006	292,164	232,868,044	(243,580)	272,021	232,896,485

Proceeds from issuance of additional
members shares	57,136	57,135,796	-	-	57,135,796
Sales and offering expenses	-	(6,569,904)	-	-	(6,569,904)
Additional member shares redeemed	(170)	(136,048)	-	-	(136,048)
Cash distributions paid or accrued
to members	-	(12,546,393)	(126,733)	-	(12,673,126)
Change in valuation of interest rate
swap contracts	-	-	-	(77,450)	(77,450)
Change in valuation of warrants
held by joint venture	-	-	-	(473,681)	(473,681)
Foreign currency translation adjustments	-	-	-	554,709	554,709
Net loss	-	(1,467,678)	(14,825)	-	(1,482,503)

Balance, March 31, 2007	349,130	269,283,817	(385,138)	275,599	269,174,278

Proceeds from issuance of additional
members shares	15,846	15,846,033	-	-	15,846,033
Sales and offering expenses	-	(1,822,618)	-	-	(1,822,618)
Additional member shares redeemed	(1,020)	(885,767)	-	-	(885,767)
Cash distributions paid or accrued
to members	-	(8,046,294)	(81,335)	-	(8,127,629)
Change in valuation of interest rate
swap contracts	-	-	-	670,100	670,100
Change in valuation of warrants
held by joint venture	-	-	-	(16,242)	(16,242)
Foreign currency translation adjustments	-	-	-	4,925,915	4,925,915
Net income	-	2,124,697	21,461	-	2,146,158

Balance, June 30, 2007	363,956	$276,499,868	$(445,012)	$5,855,372	$281,910,228

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$663,655	$837,475
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(4,351,952)	(1,368,644)
Finance income	(3,978,255)	(77,765)
Income from investments in joint ventures	(20,932)	(381,225)
Net gains on sales of new and leased equipment	(504,654)	(702,139)
Depreciation and amortization	40,493,297	15,117,575
Bad debt expense	-	70,015
Interest expense paid directly to lenders by lessees	683,773	151,222
Change in fair value of interest rate swap contract	(433,926)	-
Minority interest	515,650	265,028
Deferred tax provision	(762,088)	-
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	14,600,087	5,454,298
Rents receivable	(2,586,496)	2,101,978
Other assets, net	(9,047,462)	(2,913,679)
Payables, deferred rental income and other liabilities	1,608,596	5,441,229
Due to Manager and affiliates, net	(362,775)	(94,272)

Net cash provided by operating activities	36,516,518	23,901,096

Cash flows from investing activities:
Investments in leased assets, net of cash received	(82,889,767)	(139,811,053)
Proceeds from sales of equipment	15,697,288	6,963,868
Investment in mortgage notes receivable, net	(3,636,052)	-
Proceeds from mortgage notes receivable	1,137,594	-
Restricted cash deposits received	726,716	204,057
Investments in joint ventures, net of cash acquired	-	(4,598,382)
Distributions received from joint ventures	9,895,245	135,080
Other assets, net	568,131	-

Net cash used in investing activities	(58,500,845)	(137,106,430)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	21,952,395	12,846,688
Repayments of notes payable - non-recourse	(37,722,046)	(12,154,514)
Issuance of additional member shares, net of sales and offering expenses paid	64,589,307	81,648,885
Redemption of additional member shares	(1,021,815)	-
Due to Manager and affiliates, net	(94,636)	(19,387)
Cash distributions to members	(20,800,755)	(6,314,947)
Distributions to minority interest holders	(1,410,776)	(812,683)

Net cash provided by financing activities	25,491,674	75,194,042

Effects of exchange rates on cash and cash equivalents	1,826,359	828,854

Net increase (decrease) in cash and cash equivalents	5,333,706	(37,182,438)
Cash and cash equivalents, beginning of the period	61,200,675	71,449,920

Cash and cash equivalents, end of the period	$66,534,381	$34,267,482

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,219,393	$1,252,060

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$66,656,754	$272,008,071

Principal and interest on non-recourse notes payable
paid directly to lenders by lessees	$2,361,441	$1,905,709

Transfer from other assets to investments in leased assets	$-	$2,828,287

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s 2006 Annual Report on Form 10-K.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC's investments in joint ventures are subject to its impairment review policies.

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

The Manager of the LLC was a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the LLC’s business affairs, including, but not limited to, the equipment leases and financing transactions, pursuant to the terms of the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with the LLC.  The Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(2)	Organization - continued

The LLC had its initial closing on May 6, 2005 (“Commencement of Operations”) with the initial sale of member shares.  Through April 20, 2007, the final closing, the LLC sold 365,199 member shares, representing $365,198,690 of capital contributions.  Through June 30, 2007, the LLC redeemed 1,243 additional member shares, leaving 363,956 additional member shares outstanding at June 30, 2007.  Beginning with the Commencement of Operations, the LLC has been paying sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Through June 30, 2007, the LLC has paid or accrued $29,210,870 of sales commissions to third parties, $6,978,355 of organizational and offering expenses to the Manager, and $7,304,473 of underwriting fees to ICON Securities.

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

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current presentation.

(4)	Leasing Portfolio

On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries.  This equipment is leased primarily in the United States and Canada.  The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(4)	Leasing Portfolio - continued

For the six months ended June 30, 2007, the LLC purchased approximately $18,905,000 of additional new equipment related to the Leasing Portfolio.  The LLC paid or accrued an acquisition fee to the Manager of approximately $579,000 relating to these transactions.

(5)	Investments in Operating Leases

Product Tankers

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax 95,649 DWT product tankers,  the Senang Spirit and the Sebarok Spirit (collectively, the "Teekay Vessels"). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 and (ii) borrowings of approximately $66,700,000 of non-recourse indebtedness under a secured loan agreement with Fortis Capital Corp. (see Note 7).  The LLC paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to an affiliate of Teekay Corporation for a term of five years.  The charter commenced on April 11, 2007.

Auto Parts Manufacturing Equipment

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $51,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.    The leases commenced on April 1, 2007.

Information Technology Equipment

On December 29, 2006, the LLC, through its wholly-owned subsidiary, ICON Global Crossing III, LLC (“ICON Global Crossing III”), purchased state-of-the-art telecommunications equipment for approximately $9,779,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The term of the lease is 48 months, and commenced on January 1, 2007.  The LLC paid an acquisition fee to the Manager of approximately $293,000 relating to this transaction.

During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group.  The term of the lease is 48 months, and commenced on March 1, 2007.  The LLC paid an acquisition fee to the Manager of approximately $207,000 relating to this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(5)	Investments in Operating Leases - continued

Other

The LLC entered into various operating leases for its manufacturing, transportation, bank machines and office equipment.  The leases range in terms from less than one to five years and expire through April 2012.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consist of the following at June 30, 2007:

Year Ending
December 31,	Total
2007	$48,846,702
2008	84,487,644
2009	74,360,411
2010	59,006,149
2011	19,362,910

$286,063,816

(6)	Joint Ventures

The joint ventures described below are not consolidated with the LLC.

ICON AEROTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).  On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV.  Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007 ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. Subsequently, ICON AeroTV received a default judgment against the AeroTV director. ICON AeroTV is currently in the process of registering and executing the judgment.  At this time, it is not possible to determine the ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, offsetting the loss was the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all the remaining amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to the LLC and Fund Ten, which amount together with accrued interest was approximately $5,215,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(6)	Joint Ventures - continued

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Ten, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease.  The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel.  In April 2007, ICON EAM's initial investment and all accrued interest were returned to the LLC and Fund Ten, amounting to approximately $13,833,000.

(7)	Notes Payable – Non-Recourse

Product Tankers

In connection with the acquisition of the Teekay Vessels (See Note 5), the Teekay Purchasers entered into a non-recourse senior secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corp. (“Fortis Capital”) for $66,656,754.  Pursuant to the terms of the Teekay Loan Agreement, there were two advances of $33,328,377 each for the acquisition of the Senang Spirit and the Sebarok Spirit, respectively.  The advances are both cross-collateralized, have a maturity date of April 11, 2012 and accrue interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.

The advances require monthly principal payments through April 11, 2012, totaling approximately $5,796,000 in 2007, $8,924,000 in 2008, $9,515,000 in 2009, $10,051,000 in 2010, $10,659,000 in 2011, and $2,939,000 in 2012.  On April 11, 2012 a balloon payment of approximately $18,800,000 is due and payable.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty.

As part of the acquisition of the Teekay Vessels, the LLC assumed two interest rate swap contracts.  These interest rate swap contracts were established in order to fix the variable interest rate on the senior non-recourse debt obligation with an affiliate of Fortis Capital to minimize the LLC’s risk for interest rate fluctuations.  These interest rate swap contracts were effective on April 11, 2007, have an aggregate notional amount of approximately $33,333,000 per contract and will fix the interest rate at 5.125% per year, thereby fixing the overall interest rate at 6.125%.  The LLC accounts for these swap contracts as fair value hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), as amended, and recognizes the periodic change in the fair value of the interest rate swap contracts through the statement of income.  For the six months ended June 30, 2007, the LLC recorded approximately $340,000 through the statement of income as interest expense.

At June 30, 2007, the outstanding balance of the non-recourse debt obligations for the Teekay Vessels was $65,122,778.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(7)	Notes Payable – Non-Recourse - continued

Leasing Portfolio

In connection with the acquisition of the Leasing Portfolio from Clearlink (See Note 4), the LLC incurred non-recourse debt obligations.  In the ordinary course of business, the LLC continually enters into non-recourse debt obligations in order to finance acquisitions to the Leasing Portfolio.  For the six months ended June 30, 2007, the LLC incurred additional borrowings of approximately $21,952,000.  At June 30, 2007, the Leasing Portfolio’s non-recourse debt obligations accrue interest at rates ranging from 4.59% to 7.36% per year and mature at various dates through September 2015.  At June 30, 2007, the outstanding balance of the non-recourse debt obligations was $85,837,211.

(8)	Revolving Loan Facility - Recourse

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower.  The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(8)	Revolving Loan Facility - Recourse - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.  The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC, an affiliate of the manager (“Fund Twelve”) became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  The LLC currently has no borrowings under the Facility.

(9)	Comprehensive income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,146,158	$221,147	$663,655	$837,475

Other comprehensive income:
Change in valuation of interest rate swap contracts	670,100	(27,864)	592,650	(27,864)
Change in valuation of warrants held by joint venture	(16,242)	(548,082)	(489,923)	640,037
Foreign currency translation adjustments	4,925,915	1,933,762	5,480,624	1,308,004

Comprehensive income	$7,725,931	$1,578,963	$6,247,006	$2,757,652

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
(10)	Transactions with Related Parties

The LLC has entered into certain agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties.  The Manager was entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 and $100,000,000 and 1.5% of capital raised over $100,000,000.  ICON Securities was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

In accordance with the terms of the LLC Agreement, the LLC pays the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager has assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to the Manager’s Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $208,068 for the six months ended June 30, 2007.  The Manager’s interest in the LLC’s net income for the three months ended June 30, 2007 and 2006 was $21,461 and $2,211, respectively.  The Manager’s interest in the LLC’s net income for the six months ended June 30, 2007 and 2006 was $6,637 and $8,375, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(10)	Transactions with Related Parties - continues

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and six months ended June 30, 2007 and 2006, are as follows:

			Three Months Ended
			June 30,
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$238,066	$695,199
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$317,421	$926,933
ICON Capital Corp.	Manager	Acquisition fees (2)	$1,557,705	$11,307,096
ICON Capital Corp.	Manager	Management fees (3)	$1,673,428	$912,901
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	$1,288,944	$1,613,312

			Six Months Ended
			June 30,
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$1,095,103	$1,383,705
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$1,460,137	$1,844,940
ICON Capital Corp.	Manager	Acquisition fees (2)	$4,380,612	$12,620,524
ICON Capital Corp.	Manager	Management fees (3)	$3,155,492	$1,085,414
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	$2,989,827	$2,523,865

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At June 30, 2007, the LLC had a net payable due to its Manager and affiliates of $43,458.  The Manager was due $116,080 for acquisition fees and $26,871 for management fees.  These amounts were offset by $95,980 owed to the LLC by the Manager for certain acquisition expense reimbursements refunded by Heuliez SA and Heuliez Investissements SNC.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
(11)	Lease Program - continued

requirements without having to negotiate a new lease agreement with the LLC.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.

In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  At June 30, 2007, the LLC had approved approximately $30,096,000 for equipment purchases during the next quarter with lease terms commencing on or before October 1, 2007, of which approximately $11,200,000 was for U.S. lessees, approximately $8,890,000 was for Canadian lessees and approximately $10,006,000 was for United Kingdom lessees.

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

Overview

We operate as an equipment leasing program formed on December 2, 2004.  We began active operations on May 6, 2005.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

At June 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Auto Parts Manufacturing Equipment

•	We have a 100% interest in auto parts manufacturing equipment which is subject to lease with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). The leases expire on April 1, 2012.

Lumber Processing Equipment

•
We have a 100% interest in equipment, plant and machinery, which is subject to lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”).  The lease expires in November 2013.

Marine Vessels

•	We have a 100% interest in two product tankers, the Senang Spirit and the Sebarok Spirit, which are subject to bareboat charters with an affiliate of Teekay Corporation that expire in April 2012.

•
We have a 100% interest in four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (the “Tankers”), which are subject to bareboat charters with subsidiaries of Top Tankers, Inc. that expire in February 2011.

•
We have a 100% interest in four container vessels on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”), the M/V Adaman Sea (f/k/a ZIM America), the M/V Japan Sea (f/k/a ZIM Japan), the M/V ZIM Hong Kong, and the M/V ZIM Israel (collectively the “ZIM Vessels”).  The M/V Adaman Sea (f/k/a ZIM America) and the M/V Japan Sea (f/k/a ZIM Japan) have bareboat charters that expire in November 2010, and the M/V ZIM Hong Kong and the M/V ZIM Israel have bareboat charters that expire in January 2011.

Information Technology and Technology-Related Equipment

•
We own 1,019 equipment leases with predominantly large, investment grade lessees that are comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

Telecommunications Equipment

•
We have a 61.4% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease will expire on March 31, 2010.

•
We have a 13.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The lease will expire on October 31, 2010.

•
We have a 100% interest in ICON Global Crossing III, LLC (“ICON Global Crossing III”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to the Global Crossing Group.  The leases will expire on January 1, 2011 and March 1, 2011.

Lease and Other Significant Transactions

Auto Parts Manufacturing Equipment

On March 30, 2007, through our wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), we entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  We incurred professional fees of approximately $51,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.    The leases commenced on April 1, 2007.

Marine Vessels

Product Tankers

On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, two Aframax 95,649 DWT product tankers - the Senang Spirit and the Sebarok Spirit (collectively, the "Teekay Vessels"). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 and (ii) borrowings of approximately $66,700,000 of non-recourse indebtedness under a secured loan agreement with Fortis Capital Corp.  We paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to an affiliate of Teekay Corporation for a term of five years.  The charter commenced on April 11, 2007.

Information Technology and Technology-Related Equipment

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment is leased primarily in the United States and Canada.  The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000.

For the six months ended June 30, 2007, we purchased approximately $18,905,000 of new equipment. At June 30, 2007, there were 1,019 leases in the Leasing Portfolio with an aggregate original equipment cost of approximately $190,948,000.  We paid an acquisition fee to our Manager of approximately $579,000 and $2,913,000, for the six months ended June 30, 2007 and 2006, respectively.  We paid an acquisition fee to our Manager of approximately $301,000 and $2,677,000, for the three months ended June 30, 2007 and 2006, respectively.  The weighted average remaining term of the leases was 18 months.  At June 30, 2007, 10 lessees comprised 62% of the total equipment cost of the Leasing Portfolio and 59% of the total outstanding booked residual value of the Leasing Portfolio.  At June 30, 2007, the residual value of the equipment subject to lease was approximately $22,125,000, compared to approximately $23,600,000 when we acquired the Leasing Portfolio.  For the six months ended June 30, 2007, 143 lease schedules terminated, resulting in a realization rate of approximately 118%.  We anticipate that as additional leases expire this year, the Leasing Portfolio will continue to perform at approximately the same or at a slightly lower rate of residual realization.

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

Of the 86 current lessees in the Leasing Portfolio, 22 lessees continued to enter into new leases in 2007, and we added 105 new lease schedules. It may become increasingly difficult to add new lease schedules to the Leasing Portfolio, because some of our lessees have begun to purchase more of their technology equipment instead of leasing it from us and we continue to encounter pricing pressures from many of the captive leasing companies.  As a result, we expect the total number of lessees and lease schedules in the Leasing Portfolio to decline slightly in the next quarter.

Telecommunications Equipment

On December 29, 2006, we purchased, through our wholly-owned subsidiary, ICON Global Crossing III, state-of-the-art telecommunications equipment for approximately $9,779,000. This equipment is subject to a lease with the Global Crossing Group.  The term of the lease is 48 months, and commenced on January 1, 2007.  We paid an acquisition fee to our Manager of approximately $293,000 relating to this transaction.

During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group.  The term of the lease is 48 months, and commenced on March 1, 2007.  We paid an acquisition fee to our Manager of approximately $207,000 relating to this transaction.

Digital Audio/Visual Entertainment Systems

We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was to own equipment leased to AeroTV Ltd (“AeroTV”).  On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 20, 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement. Certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  Subsequently, ICON AeroTV received a default judgment against the AeroTV director. ICON AeroTV is currently in the process of registering and executing the judgment.  At this time it is not possible to determine the ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, off-setting the loss was the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all the remaining amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to us and Fund Ten, which amount together with accrued interest was approximately $5,215,000.

Results of Operations for the Three Months Ended June 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We commenced operations on May 6, 2005, completed our offering period in April 2007 and are currently in our operating period.  We raised total equity of $365,198,690 from our Commencement of Operations through June 30, 2007.  With the net proceeds from our offering, we have acquired and anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total revenue	$29,490,437	$16,608,196	$12,882,241

Rental income	26,393,233	14,484,472	11,908,761
Finance income	1,646,045	990,869	655,176
(Loss) income from investment in joint ventures	(14,748)	118,115	(132,863)
Net gain on sales of new equipment	362,452	280,617	81,835
Net (loss) gain on sales of leased equipment	(129,815)	317,550	(447,365)
Interest and other income	1,233,270	416,573	816,697

Total revenue for the 2007 Quarter increased by $12,882,241, or 77.6%, as compared to the 2006 Quarter.  The increase in our rental and finance income was primarily attributable to a full three months of rental and finance income from the Tankers and ZIM Vessels, the lumber processing equipment, Global Crossing III, the auto parts manufacturing equipment and the Teekay Vessels.  In the 2006 Quarter, our revenue was derived primarily from our acquisition of the Leasing Portfolio.  The ZIM Vessels, the Tankers and the Teekay Vessels accounted for approximately $4,529,000, $3,984,000 and $2,751,000, respectively of the increase in rental and finance income for the 2007 Quarter.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total expenses	$28,549,388	$16,387,049	$12,162,339

Depreciation and amortization	20,902,767	12,025,343	8,877,424
Interest	4,018,120	1,437,151	2,580,969
Management fees - Manager	1,673,428	912,901	760,527
Administrative expense reimbursements -
Manager and affiliate	1,288,944	1,613,312	(324,368)
General and administrative	411,812	133,314	278,498
Bad debt expense	-	-	-
Minority interest	254,317	265,028	(10,711)

Total expenses for the 2007 Quarter increased by $12,162,339, or 74.2%, as compared to the 2006 Quarter.  The overall increase in expenses was primarily due to increased expenses from our equipment acquisitions as compared to the 2006 Quarter.  The increase in depreciation and amortization expense and interest expense was primarily attributable to our acquisitions of the Tankers and the ZIM Vessels in June 2006. The ZIM Vessels, the Tankers and the Teekay Vessels accounted for approximately $5,132,000, $3,955,000 and $1,910,000, respectively of the increase in depreciation and amortization expense and interest expense for 2007 Quarter.  We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and interest, will continue to increase.

Provision For Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2007 Quarter the provision for income taxes was comprised of $443,021 in current taxes and $762,088 in deferred taxes.

Net Income

As a result of the foregoing factors, net income for the 2007 Quarter was $2,146,158 as compared to net income for the 2006 Quarter of $221,147.  The net income per weighted average number of additional member share for the 2007 Quarter was $5.87 as compared to the net income per weighted average number of additional member share for the 2006 Quarter of $1.25.

Results of Operations for the Six Months Ended June 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total revenue	$56,364,006	$21,946,214	$34,417,792

Rental income	49,211,323	18,304,268	30,907,055
Finance income	3,978,255	1,388,002	2,590,253
Income from investment in joint ventures	20,932	381,225	(360,293)
Net gain on sales of new equipment	551,708	280,617	271,091
Net (loss) gain on sales of leased equipment	(47,054)	421,522	(468,576)
Interest and other income	2,648,842	1,170,580	1,478,262

Total revenue for the 2007 Period increased by $34,417,792, or 156.8%, as compared to the 2006 Period.  The increase in our rental and finance income was primarily attributable to a full period of rental and finance income from the Tankers and ZIM Vessels acquired in June 2006, the Leasing Portfolio acquired in March 2006, and Global Crossing III and the Teekay Vessels.  The ZIM Vessels, the Tankers, the Leasing Portfolio and the Teekay Vessels accounted for approximately $9,797,000, $8,733,000, $6,925,000 and $2,751,000, respectively of the increase in rental and finance income for the 2007 Period. For the 2006 Period, our revenue was derived primarily from our acquisition of the Leasing Portfolio.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total expenses	$56,203,603	$21,108,739	$35,094,864

Depreciation and amortization	40,493,297	15,117,575	25,375,722
Interest	7,916,534	1,781,682	6,134,852
Management fees - Manager	3,155,492	1,085,414	2,070,078
Administrative expense reimbursements -
Manager and affiliate	2,989,827	2,523,865	465,962
General and administrative	1,132,803	265,160	867,643
Bad debt expense	-	70,015	(70,015)
Minority interest	515,650	265,028	250,622

Total expenses for the 2007 Period increased by $35,094,864, or 166.3%, as compared to the 2006 Period.  The overall increase in expenses was primarily due to the increased expenses from the full period impact of our equipment acquisitions in 2006 and the additional impact of our acquisitions in 2007.  The increase in depreciation and amortization expense and interest expense was primarily attributable to our acquisition of the Leasing Portfolio in March 2006, the Tankers and the ZIM Vessels in June 2006. The ZIM Vessels, the Tankers and the Leasing Portfolio accounted for approximately $10,957,000, $8,526,000 and $6,798,000, respectively of the increase in depreciation and amortization expense and interest expense for the 2007 Period.  We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and interest, will continue to increase.

Provision For Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2007 Period the provision for income taxes was comprised of $258,836 in current taxes and $762,088 in deferred taxes.

Net Income

As a result of the foregoing factors, net income for the 2007 Period was $663,655 as compared to net income for the 2006 Period of $837,475.  The net gain per weighted average number of additional member share for the 2007 Period was $1.93 as compared to the net income per weighted average number of additional member share for the 2006 Period of $5.45.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2007 and 2006, we had cash and cash equivalents of $66,534,381 and $34,267,482, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, we anticipate our main source of cash will be from investing activities, which we expect will continue during our liquidation period. During our offering period, our main use of cash was from investing activities and during our operating period, our main use of cash will be from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of cash

Our main source of cash from operating activities in the 2007 Period was from the collection of non-financed receivables from our finance leases.

Our main sources of cash from operating activities in the 2006 Period were from the collection of non-financed receivables from our finance leases and the collection of rental income from our operating leases.

Investing Activities

Sources of cash

Our main source of cash from investing activities in the 2007 Period was from proceeds from sales of equipment of approximately $15,697,000 of new and leased equipment in our Leasing Portfolio.  We also received approximately $9,900,000 in distributions from our joint venture investments.

Our main source of cash from investing activities in the 2006 Period was from proceeds from sales of equipment in our Leasing Portfolio of approximately $6,964,000.

Uses of cash

Our main use of cash for investing activities in the 2007 Period was for the purchase of leased equipment of approximately $82,890,000, relating to the acquisition of the information technology equipment in our Leasing Portfolio, telecommunications equipment, auto parts manufacturing equipment and product tankers.  We also paid approximately $3,636,000, net for notes receivables investments to two of our lessees.

Our main use of cash for investing activities in the 2006 Period was for the purchase of leased equipment of approximately $139,811,000, relating to the acquisition of the Leasing Portfolio, the Tankers and the ZIM Vessels.  We also made investments in joint ventures of approximately $4,598,000.

Financing Activities

Sources of cash

Our main source of cash from financing activities in the 2007 Period was from the issuance of additional member shares, net of sales and offering expenses.  We sold 72,982 additional member shares, representing approximately $72,982,000 of capital contributions.  We paid and accrued various selling expenses of approximately $8,393,000, which provided us with net proceeds from the sale of our member shares of approximately $64,589,000.

Our main source of cash from financing activities in the 2006 Period was from the issuance of additional member shares, net of sales and offering expenses.  We sold 92,247 additional member shares, representing approximately $92,247,000 of capital contributions.  We paid and accrued various selling expenses of approximately $10,598,000, which provided us with net proceeds from the sale of our member shares of approximately $81,649,000.

Beginning with the commencement of operations, we paid sales commissions to third parties and various fees to the Manager and ICON Securities.  These sales commissions and fees paid to the Manager and ICON Securities are recorded as a reduction of our equity.

During the 2007 Period, we paid sales commissions of $5,837,282 to unrelated third parties, paid $1,460,137 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all member shares to the additional members, and we paid $1,095,103 to our Manager, who is entitled to receive a fee for organization and offering expenses.

We also received proceeds from non-recourse notes payable on the Leasing Portfolio of approximately $21,952,000 and $12,847,000 during the 2007 Period and 2006 Period, respectively.

Uses of cash

Our main use of cash for financing activities in the 2007 Period was for the repayment of approximately $37,722,000 of non-recourse notes payable on the Leasing Portfolio, the Tankers and the ZIM Vessels.  We also paid or accrued distributions to our members of approximately $20,801,000.

Our main use of cash for financing activities in the 2006 Period was for the repayment of approximately $12,155,000 of non-recourse notes payable on the Leasing Portfolio.  We also paid distributions to our members of approximately $6,315,000.

Financings and Borrowings

Non-Recourse Notes Payable

We have non-recourse debt at June 30, 2007 of $312,402,268.  All of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment. In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease.  In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and remit to the lender.

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.  The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC, an affiliate of the Manager (“Fund Twelve”) became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  We currently have no borrowings under the Facility.

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

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members of $20,592,687 and $6,251,776 for the 2007 Period and 2006 Period, respectively.  We also paid distributions to our Manager of $208,068 and $63,171 for the 2007 Period and 2006 Period, respectively.

Contractual Obligations and Commitments

Contractual Obligations

At June 30, 2007, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2007, our outstanding non-recourse debt obligations were $312,402,268, inclusive of certain accrued interest.  We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at June 30, 2007.

Commitments

We have a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.  In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter.  At June 30, 2007, the LLC had approved approximately $30,096,000 for equipment purchases during the next quarter with lease terms commencing on or before October 1, 2007, of which approximately $11,200,000 was for U.S. lessees, approximately $8,890,000 was for Canadian lessees and approximately $10,006,000 was for United Kingdom lessees.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as the condensed consolidated financial statements  and Quarterly Reports on Form 10-Q for the period ended June 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures during 2006, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff. In response, our Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 1,190 additional member shares during the 2007 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional member redemptions:

	Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	74	$821.16
February 1, 2007 through February 28, 2007	27	$823.35
March 1, 2007 through March 31, 2007	69	$768.08
April 1, 2007 through April 30, 2007	82	$741.33
May 1, 2007 through May 31, 2007	1	$885.71
June 1, 2007 through June 30, 2007	937	$879.80

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Period.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certifications.

31.2	Rule 13a-14(a)/15d-14(a) certifications.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC File No. 000-51916 (Registrant) by its Manager, ICON Capital Corp.

Date: August 14, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Date: August 14, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

29