Form 10-Q
period 2007-09-30
ICON Leasing Fund Eleven, LLC
filed 2007-11-16
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on October 31, 2007 is 363,859.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets

	September 30,
	2007	December 31,
	(unaudited)	2006
Current assets
Cash and cash equivalents	$41,593,359	$61,258,267
Current portion of net investment in finance leases	6,384,217	4,482,077
Current portion of mortgage notes receivables	557,162	210,918
Short-term notes receivables	6,500,000	-
Accounts receivable (net of allowance
for doubtful accounts of $72,882 and $70,015, respectively)	2,941,242	3,098,973
Restricted cash	1,885,383	1,241,326
Deferred income taxes	2,734,610	-
Other current assets, net	3,034,168	1,553,401

Total current assets	65,630,141	71,844,962

Non-current assets
Net investments in finance leases, less current portion	88,093,010	89,908,379
Leased equipment at cost (less: accumulated depreciation of $95,526,190 and $47,105,223, respectively)	431,345,132	337,066,371
Note receivable on financing facility, net	3,154,875	-
Long-term portion of mortgage notes receivable, net of current portion	14,318,938	12,722,006
Investments in joint ventures	1,509,888	11,805,734
Equipment held for sale or lease, net	1,745,510	2,678,117
Deferred income taxes	1,027,675	2,554,454
Other non-current assets, net	1,655,666	2,319,120

Total non-current assets	542,850,694	459,054,181

Total Assets	$608,480,835	$530,899,143

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$50,420,190	$40,949,651
Deferred rental income	6,873,779	8,404,745
Current portion of leasing payables and other lease liabilities	3,648,473	2,680,690
Due to Manager and affiliates, net	394,888	515,119
Income taxes payable	-	2,634,727
Accrued expenses and other liabilities	4,316,037	4,327,253

Total current liabilities	65,653,367	59,512,185

Non-current liabilities
Non-recourse long-term debt, net of current portion	248,900,429	219,977,291
Leasing payables and other lease liabilities, net of current portion	10,694,058	10,200,679

Total non-current liabilities	259,594,487	230,177,970

Total Liabilities	325,247,854	289,690,155

Minority Interest	6,968,088	8,312,503

Commitments and contingencies

Members' Equity
Manager	(548,361)	(243,580)
Additional Members	266,258,294	232,868,044
Accumulated other comprehensive income	10,554,960	272,021

Total Members' Equity	276,264,893	232,896,485

Total Liabilities and Members' Equity	$608,480,835	$530,899,143

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rental income	$26,503,336	$23,013,318	$75,714,659	$41,317,586
Finance income	1,736,842	1,150,699	5,715,097	2,538,701
Income from investments in joint ventures	36,790	120,643	57,722	501,868
Net gain on sales of new equipment	164,871	162,349	716,579	442,966
Net (loss) gain on sales of leased equipment	(590,605)	(132,908)	(637,659)	288,614
Interest income	1,554,296	390,164	4,222,279	1,383,260

Total revenue	29,405,530	24,704,265	85,788,677	46,472,995

Expenses:
General and administrative	458,712	267,738	1,610,656	425,429
Depreciation and amortization	20,577,648	18,972,950	61,070,945	34,090,525
Impairment loss	122,774	446,301	122,774	446,301
Management fees - Manager	1,739,929	1,520,291	4,895,421	2,605,705
Administrative expense reimbursements -
Manager and affiliate	1,192,107	1,811,745	4,181,934	4,335,610
Interest	6,593,695	5,356,149	14,510,229	7,137,831
Minority interest	263,621	264,423	779,271	529,451

Total expenses	30,948,486	28,639,597	87,171,230	49,570,852

Loss before income taxes	(1,542,956)	(3,935,332)	(1,382,553)	(3,097,857)

Provision (benefit) for income taxes	428,484	-	(74,768)	-

Net loss	$(1,971,440)	$(3,935,332)	$(1,307,785)	$(3,097,857)

Net loss allocable to:
Additional Members	$(1,951,726)	$(3,895,979)	$(1,294,707)	$(3,066,878)
Manager	(19,714)	(39,353)	(13,078)	(30,979)

	$(1,971,440)	$(3,935,332)	$(1,307,785)	$(3,097,857)

Weighted average number of additional
member shares outstanding	363,946	218,980	348,262	174,685

Net loss per weighted average
additional member share	$(5.36)	$(17.79)	$(3.72)	$(17.56)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
(unaudited)
				Accumulated
	Additional			Other	Total
	Member	Additional		Comprehensive	Members'
	Shares	Members	Manager	(Loss) Income	Equity
Opening balance, January 1, 2006	107,099	$90,318,028	$(28,876)	$(33,886)	$90,255,266
Proceeds from issuance of additional members shares	185,118	185,118,088	-	-	185,118,088
Sales and offering expenses	-	(21,276,702)	-	-	(21,276,702)
Additional member shares redeemed	(53)	(41,454)	-	-	(41,454)
Cash distributions paid or accrued to members	-	(16,600,276)	(167,738)	-	(16,768,014)
Change in valuation of interest rate swap contracts	-	-	-	(928,750)	(928,750)
Change in valuation of warrants held by joint venture	-	-	-	538,072	538,072
Foreign currency translation adjustments	-	-	-	696,585	696,585
Net loss	-	(4,649,640)	(46,966)	-	(4,696,606)

Period ended, December 31, 2006	292,164	$232,868,044	$(243,580)	$272,021	$232,896,485

Proceeds from issuance of additional members shares	57,136	57,135,796	-	-	57,135,796
Sales and offering expenses	-	(6,569,904)	-	-	(6,569,904)
Additional member shares redeemed	(170)	(136,048)	-	-	(136,048)
Cash distributions paid or accrued to members	-	(12,546,393)	(126,733)	-	(12,673,126)
Change in valuation of interest rate swap contracts	-	-	-	(77,450)	(77,450)
Change in valuation of warrants held by joint venture	-	-	-	(473,681)	(473,681)
Foreign currency translation adjustments	-	-	-	554,709	554,709
Net loss	-	(1,467,678)	(14,825)	-	(1,482,503)

Period ended, March 31, 2007	349,130	$269,283,817	$(385,138)	$275,599	$269,174,278

Proceeds from issuance of additional members shares	15,846	15,846,033	-	-	15,846,033
Sales and offering expenses	-	(1,822,618)	-	-	(1,822,618)
Additional member shares redeemed	(1,020)	(885,767)	-	-	(885,767)
Cash distributions paid or accrued to members	-	(8,046,294)	(81,335)	-	(8,127,629)
Change in valuation of interest rate swap contracts	-	-	-	670,100	670,100
Change in valuation of warrants held by joint venture	-	-	-	(16,242)	(16,242)
Foreign currency translation adjustments	-	-	-	4,925,915	4,925,915
Net income	-	2,124,697	21,461	-	2,146,158

Period ended, June 30, 2007	363,956	$276,499,868	$(445,012)	$5,855,372	$281,910,228

Additional member shares redeemed	(12)	(10,031)	-	-	(10,031)
Cash distributions paid or accrued to members	-	(8,279,817)	(83,635)	-	(8,363,452)
Change in valuation of interest rate swap contracts	-	-	-	(832,550)	(832,550)
Change in valuation of warrants held by joint venture	-	-	-	(45,928)	(45,928)
Foreign currency translation adjustments	-	-	-	5,578,066	5,578,066
Net loss	-	(1,951,726)	(19,714)	-	(1,971,440)

Period ended, September 30, 2007	363,944	$266,258,294	$(548,361)	$10,554,960	$276,264,893

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,307,785)	$(3,097,857)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(7,928,631)	(2,317,981)
Finance income	(5,715,097)	(2,538,701)
Income from investments in joint ventures	(57,722)	(501,868)
Net gains on sales of new and leased equipment	(78,920)	(731,580)
Depreciation and amortization	61,070,945	34,090,525
Impairment loss	122,774	446,301
Bad debt expense	-	70,015
Interest expense paid directly to lenders by lessees	1,812,754	384,248
Change in fair value of interest rate swap contract	1,530,916	1,246,899
Minority interest	779,271	529,451
Deferred tax provision	(737,667)	-
Changes in operating assets and liabilities:
Collection of principal - financed receivables	25,668,997	12,913,259
Rents receivable	(45,555)	1,758,241
Other assets, net	(1,197,346)	(954,172)
Payables, deferred rental income and other liabilities	(6,836,443)	13,787,523
Due to Manager and affiliates, net	(128,881)	(280,306)

Net cash provided by operating activities	66,951,610	54,803,997

Cash flows from investing activities:
Investments in leased assets, net of cash received	(114,676,027)	(169,468,315)
Proceeds from sales of new and leased equipment	20,918,533	11,286,921
Investment in financing facility	(3,475,507)	-
Investment in mortgage notes receivable	(1,981,155)	-
Investment in short-term note receivable	(6,500,000)	-
Proceeds from mortgage notes receivable	1,771,587	-
Restricted cash deposits paid	(456,112)	(1,076,827)
Investments in joint ventures, net of cash acquired	-	(4,598,382)
Distributions received from joint ventures	10,026,158	135,080
Other assets, net	834,322	-

Net cash used in investing activities	(93,538,201)	(163,721,523)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	30,103,769	33,956,911
Repayments of notes payable - non-recourse	(59,191,174)	(32,418,991)
Issuance of additional member shares, net of sales and offering expenses paid	64,494,671	117,544,095
Redemption of additional member shares	(1,031,846)	-
Cash distributions to members	(29,164,208)	(10,829,198)
Distributions to minority interest holders	(2,123,686)	(1,509,546)

Net cash provided by financing activities	3,087,526	106,743,271

Effects of exchange rates on cash and cash equivalents	3,834,157	1,049,733

Net decrease in cash and cash equivalents	(19,664,908)	(1,124,522)
Cash and cash equivalents, beginning of the period	61,258,267	71,449,920

Cash and cash equivalents, end of the period	$41,593,359	$70,325,398

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended Septmeber 30,
(unaudited)

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,547,103	$5,419,994

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse long-term debt	$66,656,754	$271,698,228

Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$8,462,121	$2,697,477

Transfer from other assets to investments in leased equipment at cost	$-	$2,828,287

Transfer from investments in joint ventures to leased equipment at cost	$-	$7,695,494

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policies.

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

The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first Additional Members.  Additional Members represent all members other than the Manager.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration.  From time to time, the LLC also purchases equipment and sells it to its leasing customers.  The LLC will continue until December 31, 2024, unless terminated sooner.

The Manager of the LLC was a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions, pursuant to the terms of the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with the LLC.  The Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(2)	Organization - continued

The LLC had its initial closing on May 6, 2005 (the “Commencement of Operations”) with the initial sale of member shares.  Through April 20, 2007, the final closing, the LLC sold 365,199 member shares, representing $365,198,690 of capital contributions.  Through September 30, 2007, the LLC redeemed 1,255 additional member shares, leaving 363,944 additional member shares outstanding at September 30, 2007.  Beginning with the Commencement of Operations, the LLC has paid sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Beginning with the Commencement of Operation through September 30, 2007, the LLC has paid $29,210,870 of sales commissions to third parties, $6,978,355 of organizational and offering expenses to the Manager, and $7,304,473 of underwriting fees to ICON Securities.  For the nine months ended September 30, 2007, the LLC has paid $5,837,282 of sales commissions to third parties, $1,095,103 of organizational and offering expenses to the Manager, and $1,460,137 of underwriting fees to ICON Securities.

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

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)	Summary of Significant Accounting Policies

Revenue Recognition

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.  If the borrower does not make a payment for 120 days, the LLC places the related note receivable on non-accrual status.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Unearned income, discounts and premiums are amortized to income using the interest method.  Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance and is reduced upon receipt of the cash payment.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free interest rate and the volatility percentage.  Any unrealized gains or losses during the period from these warrants calculated using the Black-Scholes model are reflected in other comprehensive income, which is a component of members’ equity. Realized gains and losses during the year are reflected in the statement of operations, which will only be recorded once the warrants have been exercised.

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

For the nine months ended September 30, 2007, the LLC purchased approximately $27,543,000 of additional new equipment related to the Leasing Portfolio.  The LLC paid or accrued an acquisition fee to the Manager of approximately $826,000 relating to these transactions.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(5)	Investments in Leased Equipment at Cost

MW Universal

On September 28, 2007, the LLC completed the acquisitions of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc., and MW Gilco, LLC, wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees for W Forge, MW Scott, Inc., and MW Gilco, LLC of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases terms commence on October 1, 2007 and continue for a period of 60 months.

In connection with the W Forge transaction, the LLC also provided $6,500,000 in short-term real property financing that was recorded as short term notes receivables.  W Forge is to make interest only payments at a rate of 14% per annum payable on the 30th and 60th days following the close.  Also due on the 60th day is a balloon payment of all principal outstanding.  Subsequent to September 30, 2007, W Forge repaid $6,500,000 of borrowings to the LLC.

Simultaneously with the closing of the transactions with W Forge, MW Scott, Inc. and MW Gilco, LLC, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Income Fund Ten, LLC (“Fund Ten”), two entities also managed by the Manager (together, the “Participating Funds”), completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each of the subsidiary’s obligations under its respective leases (including those of W Forge, MW Scott, Inc., and MW Gilco, LLC) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

Product Tankers

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax 95,649 DWT product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. (see Note 8).  The LLC paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, a bareboat charter was entered into by an affiliate of Teekay Corporation for a term of five years.  The charter commenced on April 11, 2007.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(5)	Investments in Leased Equipment at Cost - continued

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

On October 26, 2007, HSA, a lessee of ICON Heuliez, and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde”, a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  ICON Heuliez’s other lessee, Heuliez Invesissements SNC, did not file for “procedure de sauvegarde”.  HSA has paid all amounts due under the lease and has notified ICON Heuliez that it will continue to make timely payments in full. The lease remains in full force and effect.

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

Other

The LLC entered into various operating leases for its manufacturing, transportation, bank machines and office equipment.  The leases range in terms from less than one to eight years and expire through August 2015.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consist of the following at September 30, 2007:

Year Ending
December 31,	Total
2007	$26,536,163
2008	$93,315,269
2009	$81,980,147
2010	$64,963,025
2011	$24,721,890

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(6)	Notes Receivable on Financing Facility

On August 13, 2007, the LLC entered into an equipment financing facility with a consortium of other lenders and Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Principal payments will be received by the LLC starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.86% to 9.01%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock.  Any unrealized gains and losses during the period from these warrants are reflected in other comprehensive income, which is a component of members’ equity. Realized gains and losses during the year are reflected in the statement of operations. At September 30, 2007, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants is $170,608.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $4.28, expiration date of April 6, 2014, a volatility of 250%, and the risk free interest rate of 4.72%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At September 30, 2007, the LLC invested approximately $3,326,000 and committed to loan additional amounts of up to $1,674,000.  In October 2007, the LLC invested approximately $671,000, increasing the total amount invested to approximately $3,997,000 and is committed to loan additional amounts of up to $1,003,000.

(7)	Investments in Joint Ventures

The joint ventures described below are not consolidated with the LLC.

ICON AeroTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was to own equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. Subsequently, ICON AeroTV registered a default judgment against the AeroTV director. ICON AeroTV is currently in the process of attempting to execute the judgment. At this time, it is not possible to determine the ability to collect the judgment.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(7)	Investments in Joint Ventures - continued

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all the unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to the LLC and Fund Ten, which totaled, together with accrued interest, approximately $5,215,000.

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Ten, formed ICON EAM, LLC (“ICON EAM") and each contributed approximately $5,618,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease.  The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment was deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel.  In April 2007, ICON EAM's initial investment and all accrued interest were returned to the LLC and Fund Ten, amounting to approximately $13,833,000.

(8)	Non-Recourse Long-Term Debt

Product Tankers

In connection with the acquisition of the Teekay Vessels (See Note 5), the Teekay Purchasers entered into a non-recourse senior secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corp. (“Fortis Capital”) for $66,656,754.  Pursuant to the terms of the Teekay Loan Agreement, there were two advances of $33,328,377, each for the acquisition of the Senang Spirit and the Sebarok Spirit, respectively.  The advances are both cross-collateralized, have a maturity date of April 11, 2012 and accrue interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.

The advances require monthly principal payments through April 11, 2012, totaling approximately $5,796,000 in 2007, $8,924,000 in 2008, $9,515,000 in 2009, $10,051,000 in 2010, $10,659,000 in 2011, and $2,939,000 in 2012.  On April 11, 2012, a balloon payment of approximately $18,800,000 is due and payable.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. At September 30, 2007, the outstanding balance of the non-recourse debt obligations for the Teekay Vessels was $63,069,219.

As part of the acquisition of the Teekay Vessels, the LLC assumed two interest rate swap contracts.  These interest rate swap contracts were established in order to fix the variable interest rate on the senior non-recourse debt obligation with an affiliate of Fortis Capital to minimize the LLC’s risk for interest rate fluctuations.  These interest rate swap contracts were deemed effective on September 30, 2007, have an aggregate notional amount of $31,534,609 per contract and will fix the interest rate at 5.125% per year, thereby fixing the overall interest rate at 6.125%.  The LLC accounts for these swap contracts as fair value hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), as amended, and recognizes the periodic change in the fair value of the interest rate swap contracts through the statement of operations.  For the nine months ended September 30, 2007, the LLC recorded approximately $1,121,000 through the statement of operations as interest expense relating to the change in fair value if the interest rate swap contracts.

Leasing Portfolio

In connection with the acquisition of the Leasing Portfolio from Clearlink (See Note 4), the LLC incurred non-recourse debt obligations.  In the ordinary course of operations, the LLC continually enters into non-recourse debt obligations in order to finance acquisitions relating to the Clearlink operations.  For the nine months ended September 30, 2007, the LLC incurred additional borrowings of approximately $30,104,000.  At September 30, 2007, the Leasing Portfolio’s non-recourse debt obligations accrue interest at rates ranging from 4.59% to 7.36% per year and mature at various dates through September 2015.  At September 30, 2007, the outstanding balance of the non-recourse debt obligations was $82,607,349.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(8)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse debt consist of the following at September 30, 2007:

Year Ending
December 31,	Total
2007	$21,891,756
2008	$76,422,312
2009	$61,225,005
2010	$66,162,767
2011	$47,141,546

(9)	Revolving Line of Credit - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P. ("Fund Eight B"), ICON Income Fund Nine, LLC and Fund Ten (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007.  The LLC currently has no borrowings outstanding under the Facility. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility. The remaining balance of $1,255,000 relates to borrowings by Fund Eight B.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $291,703 for the nine months ended September 30, 2007.  The Manager’s interest in the LLC’s net loss for the three months ended September 30, 2007 and 2006 was $19,714 and $39,353, respectively.  The Manager’s interest in the LLC’s net loss for the nine months ended September 30, 2007 and 2006 was $13,078 and $30,979, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(10)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and nine months ended September 30, 2007 and 2006, are as follows:

			Three Months Ended
			September 30,
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$-	$608,706
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$-	$811,608
ICON Capital Corp.	Manager	Acquisition fees (2)	$1,172,500	$512,285
ICON Capital Corp.	Manager	Management fees (3)	$1,739,929	$1,520,291
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	$1,192,107	$1,811,745

			Nine Months Ended
			September 30,
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Organizational and
		offering expenses (1)	$1,095,103	$1,992,411
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$1,460,137	$2,656,548
ICON Capital Corp.	Manager	Acquisition fees (2)	$5,553,112	$13,132,809
ICON Capital Corp.	Manager	Management fees (3)	$4,895,421	$2,605,705
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	$4,181,934	$4,335,610

(1) Amount charged directly to members' equity.
(2) Amount capitalized and amortized to operations.
(3) Amount charged directly to operations.

At September 30, 2007, the LLC had a net payable due to its Manager and affiliates that consisted primarily of accruals due to the Manager for acquisition fees, administrative expense reimbursements and management fees of $394,888.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
(11)	Comprehensive income (loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(1,971,440)	$(3,935,332)	$(1,307,785)	$(3,097,857)

Other comprehensive income (loss):
Change in valuation of interest rate swap contracts	(832,550)	(1,070,856)	(239,900)	(1,098,720)
Change in valuation of warrants held by joint venture	(45,928)	(96,234)	(535,851)	543,803
Foreign currency translation adjustments	5,578,066	408,004	11,058,690	1,716,008

Comprehensive income (loss)	$2,728,148	$(4,694,418)	$8,975,154	$(1,936,766)

(12)	Lease Program

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

In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  At September 30, 2007, the LLC had approved approximately $35,824,000 for equipment purchases during the next quarter with lease terms commencing on or before January 1, 2008, of which approximately $13,900,000 was for U.S. lessees, approximately $11,820,000 was for Canadian lessees and approximately $10,104,000 was for United Kingdom lessees.

(13)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
(14)	Commitment and Contingencies and Off Balance Sheet Risk

On September 28, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of W Forge, MW Scott, Inc., and MW Gilco, LLC, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with W Forge, MW Scott, Inc. and MW Gilco, LLC, the Participating Funds completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each of the subsidiary’s obligations under its respective leases (including those of W Forge, MW Scott, Inc., and MW Gilco, LLC) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately with the LLC based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Manager must continue to monitor the conditions that are subject to the guarantees and indemnifications, a required under existing GAAP, to identify if a loss has been incurred.  If the Manager determines that it is probable that a loss has been incurred, any such estimable loss would be recognized.

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

Overview

We operate as an equipment leasing program formed on December 2, 2004.  We began active operations on May 6, 2005.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these “growth” leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

We expect to invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate purchasing equipment from time to time for the next five years. This time frame is called the “operating period,” which may be extended, at the discretion of our Manager, up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Investment Portfolio and Significant Transactions

The following is an overview of our significant investments at September 30, 2007 which we hold either directly or through joint venture investments with affiliates, and certain recent transaction:

Auto Parts Manufacturing Equipment

•
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

Marine Vessels

•
On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, two Aframax 95,649 DWT product tankers - the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp.  We paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to an affiliate of Teekay Corporation for a term of five years.  The charter commenced on April 11, 2007.

•
We have a 100% interest in four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (the “Tankers”), which are subject to bareboat charters with subsidiaries of Top Tankers, Inc. that expire in February 2011.

•
We have a 100% interest in four container vessels on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”), the M/V Andaman Sea (f/k/a ZIM America), the M/V Japan Sea (f/k/a ZIM Japan), the M/V ZIM Hong Kong, and the M/V ZIM Israel (collectively the “ZIM Vessels”).  The M/V Andaman Sea (f/k/a ZIM America) and the M/V Japan Sea (f/k/a ZIM Japan) have bareboat charters that expire in November 2010, and the M/V ZIM Hong Kong and the M/V ZIM Israel have bareboat charters that expire in January 2011.

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

For the nine months ended September 30, 2007, we purchased approximately $27,543,000 of new equipment. At September 30, 2007, there were 1,023 leases in the Leasing Portfolio with an aggregate original equipment cost of approximately $201,835,000.  We paid an acquisition fee to our Manager of approximately $826,000 and $3,425,000, for the nine months ended September 30, 2007 and 2006, respectively.  We paid or accrued an acquisition fee to our Manager of approximately $259,000 and $512,000, for the three months ended September 30, 2007 and 2006, respectively.  The weighted average remaining term of the leases was 17 months as of September 30, 2007.  At September 30, 2007, 10 lessees comprised 62% of the total equipment cost of the Leasing Portfolio and 57% of the total outstanding booked residual value of the Leasing Portfolio.  At September 30, 2007, the residual value of the equipment subject to lease was approximately $22,009,000, compared to approximately $23,600,000 when we acquired the Leasing Portfolio.  For the nine months ended September 30, 2007, 182 lease schedules terminated, resulting in a realization rate of approximately 107%.  We anticipate that as additional leases expire this year, the Leasing Portfolio will continue to perform at approximately the same or at a slightly lower rate of residual realization.

The Leasing Portfolio’s continued performance is contingent upon us realizing on the expected future value of the technology equipment in the Leasing Portfolio (which is a rapidly depreciating asset class) after the base term of the lease expires and the non-recourse debt has been paid off.  We utilize third party resources and our own historical experience to determine the rate of amortization and the fair market value of the equipment at lease expiration, taking into account the type of equipment, its useful life, anticipated customer activity at lease expiration and anticipated changes in technology. At this time, we have no reason to believe that we will not continue to meet or exceed our expectations on the residual value of the Leasing Portfolio.

Of the 73 current lessees in the Leasing Portfolio, 29 lessees continued to enter into new leases in 2007, and we added 148 new lease schedules. It may become increasingly difficult to add new lease schedules to the Leasing Portfolio, because some of our lessees have begun to purchase more of their technology equipment instead of leasing it from us and we continue to encounter pricing pressures from many of the captive leasing companies.  As a result, we expect the total number of lessees and lease schedules in the Leasing Portfolio to decline slightly in the next quarter.

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

•
On December 29, 2006, we purchased, through our wholly-owned subsidiary, ICON Global Crossing III, LLC (“ICON Global Crossing III”), state-of-the-art telecommunications equipment for approximately $9,779,000. This equipment is subject to a lease with the Global Crossing Group.  The term of the lease is 48 months, and commenced on January 1, 2007.  We paid an acquisition fee to our Manager of approximately $293,000 relating to this transaction.  During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group.  The term of the lease is 48 months, and commenced on March 1, 2007.  We paid an acquisition fee to our Manager of approximately $207,000 relating to this transaction.

Manufacturing equipment

•
On September 28, 2007, we completed the acquisitions of the manufacturing assets of W Forge Holdings Inc. (“W Forge”), MW Scott, Inc., and MW Gilco, LLC, wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid acquisition fees for W Forge, MW Scott, Inc., and MW Gilco, LLC of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases terms commence on October 1, 2007 and continue for a period of 60 months.

In connection with the W Forge transaction, we also provided $6,500,000 in short-term real property financing that was recorded as current portion of mortgage notes receivables.  W Forge is to make interest only payments at a rate of 14% per annum payable on the 30th and 60th days following the close.  Also due on the 60th day is a balloon payment of all principal outstanding.  Subsequent to September 30, 2007, W Forge repaid $6,500,000 of borrowings to us.

Financing facility:

•
On August 13, 2007, we entered into an equipment financing facility with a consortium of other lenders and Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition are warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96.  The warrants expire on April 6, 2014.

Digital Audio/Visual Entertainment Systems

•
We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was to own equipment leased to AeroTV Ltd (“AeroTV”). On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement.  Certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. Subsequently, ICON AeroTV executed a default judgment against the AeroTV director. ICON AeroTV is currently in the process of attempting to execute the judgment. At this time, it is not possible to determine the ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $441,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $288,000, resulting in a loss of approximately $153,000. During March 2007, ICON AeroTV collected approximately $218,000 of the remaining rent balance.  In April 2007, all the unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to us and ICON Income Fund Ten, LLC (“Fund Ten”), which amount together with accrued interest was approximately $5,215,000.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative accounting principles generally accepted in the United States of America (“GAAP”) pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement.

We commenced operations on May 6, 2005, completed our offering period in April 2007 and are currently in our operating period.  We raised total equity of $365,198,690 from our Commencement of Operations through April 20, 2007.  With the net proceeds from our offering, we have acquired and anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

Results of Operations for the Three Months Ended September 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total revenue	$29,405,530	$24,704,265	$4,701,265

Rental income	26,503,336	23,013,318	3,490,018
Finance income	1,736,842	1,150,699	586,143
Income from investment in joint ventures	36,790	120,643	(83,853)
Net gain on sales of new equipment	164,871	162,349	2,522
Net loss on sales of leased equipment	(590,605)	(132,908)	(457,697)
Interest income	1,554,296	390,164	1,164,132

Total revenue for the 2007 Quarter increased $4,701,265, or 19.0%, as compared to the 2006 Quarter.  The increase in total revenue was due to higher rental income, interest income and finance income that were partly offset by increased loss on sales of leased equipment.  The increase in rental income was primarily attributable to the acquisitions of the Teekay Vessels in the second quarter of 2007, Global Crossing III in the fourth quarter of 2006, and the auto parts manufacturing equipment in the first quarter of 2007.  These acquisitions accounted for approximately $3,107,000, $1,178,000 and $738,000, respectively of the increase in rental income.  The increase in rental income was partly offset by an increased number of leases in the Leasing Portfolio coming to term during the 2007 Quarter which accounted for approximately a $1,650,000 decrease in rental income for the 2007 Quarter.  The increase in interest income during the 2007 Quarter was primarily due to interest received on our money market account.  The increase in finance income was attributable to the acquisition of the lumber processing equipment in the fourth Quarter of 2006 which accounted for approximately $327,000, and the remaining finance income was from our Leasing Portfolio.  The revenue in the 2007 Quarter was offset by the loss on sales of leased equipment which was attributed to our Leasing Portfolio.  We anticipate that as we continue to acquire assets subject to lease that our revenue, particularly rental income, will continue to increase.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total expenses	$30,948,486	$28,639,597	$2,308,889

General and administrative	458,712	267,738	190,974
Depreciation and amortization	20,577,648	18,972,950	1,604,698
Impairment loss	122,774	446,301	(323,527)
Management fees - Manager	1,739,929	1,520,291	219,638
Administrative expense reimbursements -
Manager and affiliate	1,192,107	1,811,745	(619,638)
Interest	6,593,695	5,356,149	1,237,546
Minority interest	263,621	264,423	(802)

Total expenses for the 2007 Quarter increased $2,308,889, or 8.1%, as compared to the 2006 Quarter.  The increase was primarily due to higher depreciation and amortization and Management fees – Manager that were partly offset by a decrease in Administrative expense reimbursements – Manager and affiliates and impairment loss.  The increase in depreciation and amortization was primarily attributable to the acquisitions of the Teekay Vessels, Global Crossing III, and the auto parts manufacturing equipment noted above, which accounted for approximately $1,524,000, $874,000 and $405,000, respectively in the 2007 Quarter.  The increase was partly offset by the expiration of our leases in the Leasing Portfolio, which accounted for a decrease in depreciation and amortization of approximately $1,183,000 during the 2007 Quarter.  The increase in interest expense was primarily attributable to the acquisition of the Teekay Vessels in the 2007 Quarter of approximately $998,000 and a full quarter impact of the ZIM Vessels of approximately $577,000, partly offset by a reduction in interest expense of $276,000 resulting from the amortization of the loans on the Tankers.  The overall increase in Management fees – Manager was a result of the increased investment in leased assets in the 2007 Quarter.  The increase in total expenses for the 2007 Quarter was partly offset by a decrease in administrative expense reimbursements-Manager which is the result of a decrease in investment activities.  The decrease in impairment loss was from lower write-offs in the 2007 Quarter as compared to the 2006 Quarter in our Leasing Portfolio.   We anticipate that as we continue to acquire assets subject to lease and that our expenses, particularly depreciation and amortization, will continue to increase.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2007 Quarter, the provision for income taxes was comprised of $409,831 in current taxes and $18,653 in deferred taxes.

Net Loss

As a result of the foregoing factors, net loss for the 2007 and 2006 Quarter was $1,971,440 and $3,935,332, respectively.  The net loss per weighted average number of additional member share for the 2007 and 2006 Quarter was $5.36 and $17.79, respectively.

Results of Operations for the Nine Months Ended September 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total revenue	$85,788,677	$46,472,995	$39,315,682

Rental income	75,714,659	41,317,586	34,397,073
Finance income	5,715,097	2,538,701	3,176,396
Income from investment in joint ventures	57,722	501,868	(444,146)
Net gain on sales of new equipment	716,579	442,966	273,613
Net (loss) gain on sales of leased equipment	(637,659)	288,614	(926,273)
Interest income	4,222,279	1,383,260	2,839,019

Total revenue for the 2007 Period increased $39,315,682, or 84.6%, as compared to the 2006 Period.  The increase in total revenue was due to higher rental income, finance income and interest income that were partly offset by increased loss on sales of leased equipment. The increase in our rental income was primarily attributable to a full period of rental income from the ZIM Vessels and the Tankers acquired in June 2006, the acquisition of the Teekay Vessels in the second quarter of 2007, and the Leasing Portfolio acquired in March 2006, which accounted for $9,798,000, $8,707,000, $5,858,000 and $3,315,000, respectively, of the increase in rental income for the 2007 Period.  The increase in finance income was attributable to the acquisition of the lumber processing equipment in the fourth quarter of 2006, which accounted for $958,000, and the remaining finance income was from our Leasing Portfolio.  The increase in interest income during the 2007 Period was primarily derived from the addition of the lumber processing equipment which accounted for approximately $2,056,000 of mortgage note interest.  The remaining interest and other income were primarily due to interest received on our money market account.  The revenue in the 2007 Period was offset by the loss on sales of leased equipment which was attributed to our Leasing Portfolio.  We anticipate that as we continue to acquire assets subject to lease that our revenue, particularly rental income, will continue to increase.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total expenses	$87,171,230	$49,570,852	$37,600,378

General and administrative	1,610,656	425,429	1,185,227
Depreciation and amortization	61,070,945	34,090,525	26,980,420
Impairment loss	122,774	446,301	(323,527)
Management fees - Manager	4,895,421	2,605,705	2,289,716
Administrative expense reimbursements -
Manager and affiliate	4,181,934	4,335,610	(153,676)
Interest	14,510,229	7,137,831	7,372,398
Minority interest	779,271	529,451	249,820

Total expenses for the 2007 Period increased $37,600,378, or 75.9%, as compared to the 2006 Period.  The increase was due to higher depreciation and amortization, interest and Management fees – Manager.  The increase in depreciation and amortization was primarily attributed to the full period impact of our equipment acquisitions in 2006 and the 2007 acquisition as noted above, which accounted for approximately $8,591,000, $6,152,000, $4,626,000 and $2,878,000, respectively, in the 2007 Period.  The increase in interest expense was attributable to the full period impact of our equipment acquisitions in 2006 also as noted above, which accounted for approximately $2,806,000, $2,044,000, $1,554,000 and $1,091,000, respectively, in the 2007 Period.  The increase in Management fees – Manager was a result of the increased investment in leased assets in the 2007 Period.  We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and amortization and interest, will continue to increase.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2007 Period, the provision for income taxes was comprised of $668,667 in current taxes and ($743,435) in deferred taxes.

Net Loss

As a result of the foregoing factors, net loss for the 2007 and 2006 Period was $1,307,785 and $3,097,857, respectively.  The net loss per weighted average number of additional member share for the 2007 and 2006 Period was $3.72 and $17.56, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007 and 2006, we had cash and cash equivalents of $41,593,359 and $70,325,398, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, we anticipate our main source of cash will be from investing activities, which we expect will continue during our liquidation period. During our offering period, our main use of cash was from investing activities and during our operating period, our main use of cash will be from financing activities, which we anticipate will continue during the liquidation period.  Our offering period ended on April 20, 2007 and our operating period commenced.

Operating Activities

Sources of cash

Our main source of cash from operating activities in the 2007 Period was from the collection of rental income from our operating leases and the collection of non-financed receivables from our finance leases.

Our main sources of cash from operating activities in the 2006 Period were from the collection of rental income from our operating leases and the collection of non-financed receivables from our finance leases.

Investing Activities

Sources of cash

Our main source of cash from investing activities in the 2007 Period was from proceeds from sales of equipment of $20,918,533 of new and leased equipment in our Leasing Portfolio.  We also received $10,026,158 in distributions from our joint venture investments.

Our main source of cash from investing activities in the 2006 Period was from proceeds from sales of equipment in our Leasing Portfolio of $11,286,921.

Uses of cash

Our main use of cash for investing activities in the 2007 Period was for the purchase of leased equipment of $114,676,027, relating to the acquisition of the information technology equipment in our Leasing Portfolio, telecommunications equipment, auto parts manufacturing equipment and product tankers. We paid $1,981,155 for mortgage notes receivable investments to two of our lessees.  We provided for a short-term note receivable of $6,500,000 to W Forge.  We also paid $3,475,507, net for notes receivable on financing facility.  Subsequent to September 30, 2007, W Forge repaid $6,500,000 of borrowings to us.

Our main use of cash for investing activities in the 2006 Period was for the purchase of leased equipment of $169,468,315, relating to the acquisition of the Leasing Portfolio, the Tankers and the ZIM Vessels.  We also made investments in joint ventures of $4,598,382.

Financing Activities

Sources of cash

Our main source of cash from financing activities in the 2007 Period was from the issuance of additional member shares, net of sales and offering expenses.  We sold 72,982 additional member shares, representing approximately $72,982,000 of capital contributions.  We paid various selling expenses of approximately $8,393,000, which provided us with net proceeds from the sale of our member shares of approximately $64,495,000.

Our main source of cash from financing activities in the 2006 Period was from the issuance of additional member shares, net of sales and offering expenses.  We sold 132,827 additional member shares, representing approximately $132,827,000 of capital contributions.  We paid and accrued various selling expenses of approximately $15,264,000, which provided us with net proceeds from the sale of our additional member shares of approximately $117,563,000.

Beginning with the commencement of operations, we paid sales commissions to third parties and various fees to our Manager and ICON Securities.  These sales commissions and fees paid to our Manager and ICON Securities are recorded as a reduction of our equity.

During the 2007 Period, we paid sales commissions of $5,837,282 to unrelated third parties,  $1,460,137 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all additional member shares to the additional members, and $1,095,103 to our Manager, who is entitled to receive a fee for organizational and offering expenses.

We also received proceeds from non-recourse long-term debt on the Leasing Portfolio of $30,103,769 and $33,956,911 during the 2007 Period and 2006 Period, respectively.

Uses of cash

Our main use of cash for financing activities in the 2007 Period was for the repayment of $59,191,174 of non-recourse long-term debt on the Leasing Portfolio, the Tankers and the ZIM Vessels.  We also paid or accrued distributions to our members of $29,164,208.

Our main use of cash for financing activities in the 2006 Period was for the repayment of $32,418,991 of non-recourse long-term debt on the Leasing Portfolio.  We also paid distributions to our members of $10,829,198.

Financings and Borrowings

Non-recourse Long-Term Debt

We have non-recourse long-term debt at September 30, 2007 of $299,320,619.  All of our non-recourse long-term debt consists of debt in which the lender has a security interest in the equipment. In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease.  In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and remit to the lender.

Revolving Line of Credit - Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC and Fund Ten (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve, LLC (“Fund Twelve”) as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007.  We currently have no borrowings outstanding under the Facility. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility.  The remaining balance of $1,255,000 relates to borrowings by Fund Eight B.

Our Manager believes that with the cash we have currently available, cash being generated from our equipment leases and cash proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Part II, Item 1A.  Risk Factors.” At September 30, 2007, we have approximately $65,630,000 in current assets and approximately $65,653,000 in current liabilities, which results in approximately a $23,000 working capital deficit. Of this amount, approximately $7,929,000 consists of direct payments to lenders made by our lessees. These direct payments are for debts that have no corresponding current assets. Therefore, when considering the overall working capital, direct payments should be excluded. The exclusion of these payments yields a surplus of approximately $7,906,000 at September 30, 2007.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members of approximately $28,873,000 and $10,912,000 for the 2007 Period and 2006 Period, respectively.  We also paid distributions to our Manager of approximately $292,000 and $110,000 for the 2007 Period and 2006 Period, respectively.

Contractual Obligations and Commitments

Contractual Obligations

At September 30, 2007, we have non-recourse long-term debt obligations. The lenders have security interests in the equipment relating to each non-recourse long-term debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. At September 30, 2007, our outstanding non-recourse long-term debt obligations were $299,320,619.  We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at September 30, 2007.

Commitments

We have a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.  In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter.  At September 30, 2007, the LLC had approved approximately $35,824,000 for equipment purchases during the next quarter with lease terms commencing on or before January 1, 2008, of which approximately $13,900,000 was for U.S. lessees, approximately $11,820,000 was for Canadian lessees and approximately $10,104,000 was for United Kingdom lessees.

On September 28, 2007, we completed the acquisition of substantially all of the machining and metal working equipment of W Forge, MW Scott, Inc., and MW Gilco, LLC, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transaction with W Forge, MW Scott, Inc., and MW Gilco, LLC, Fund Twelve and Fund Ten, two entities also managed by the Manager (together, the “Participating Funds”), completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each of the subsidiary’s obligations under its respective leases (including those of W Forge, MW Scott, Inc., and MW Gilco, LLC) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2007 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote.  For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, our Manager must continue to monitor the conditions that are subject to the guarantees and indemnifications, a required under existing GAAP, to identify if a loss has been incurred.  If our Manager determines that it is probable that a loss has been incurred, any such estimable loss would be recognized.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 1,202 additional member shares during the 2007 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of additional member shares which can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member share redemptions:

	Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	74	$821.16
February 1, 2007 through February 28, 2007	27	$823.35
March 1, 2007 through March 31, 2007	69	$768.08
April 1, 2007 through April 30, 2007	82	$741.33
May 1, 2007 through May 31, 2007	1	$885.71
June 1, 2007 through June 30, 2007	937	$879.80
July 1, 2007 through July 31, 2007	12	$802.48

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

Date: November 16, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

Date: November 16, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Leasing Fund Eleven, LLC

32