Form 10-K
period 2007-12-31
ICON Leasing Fund Eleven, LLC
filed 2008-04-22
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”,  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     Accelerated filer     Non-accelerated filer ☑    Smaller reporting company 

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

Number of outstanding limited liability company shares of the Registrant on February 29, 2008 is 363,504.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,”  “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company.  The LLC will continue until December 31, 2024, unless terminated sooner.  When used in this report, the terms “we,” “us” and “our” refer to the LLC (and its consolidated subsidiaries).

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our operating period.  Our offering period began in April 2005 and ended in April 2007.  Our initial capitalization of $2,000 was contributed on December 17, 2004, which consisted of $1,000 from our Manager and $1,000 from an officer of our Manager.  We subsequently redeemed the $1,000 for the single member share previously issued to the officer of our Manager.  We initially offered our member shares with the intent to raise up to $200,000,000 of capital.  On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our limited liability company agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members, and we executed the LLC Agreement.  We filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of member shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commenced the offering of the additional 175,000 member shares thereafter.

Our initial closing was on May 6, 2005 (Commencement of Operations) with the sale of 1,200 member shares representing $1,200,000 of capital contributions.  Through the end of our offering period, we sold 365,199 member shares, representing $365,198,690 of capital contributions. Through December 31, 2007, we redeemed 1,340 member shares, bringing the total number of member shares to 363,859 outstanding as of such date.

Our Business

We operate as an equipment leasing program in which the capital our members invest is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

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

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2007 and 2006, we had total assets of $595,752,005 and $530,841,551, respectively. For the year ended December 31, 2007, our total rental and finance income was $110,902,719, which included four lessees that accounted for approximately 51% of our total rental income and finance income.   We had a net loss for the year ended December 31, 2007 of $2,478,993. For the year ended December 31, 2006, our total rental and finance income was $67,768,067, which included two lessees that accounted for approximately 32% of our total rental income and finance income.  We had a net loss for the year ended December 31, 2006 of $4,696,606.  For the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we had no rental or finance income and generated total revenue of $761,758, which consisted solely of interest earned from the proceeds of the sale of our member shares.  For the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, we had a net loss of $404,201.

Since May 6, 2005 (Commencement of Operations), we paid sales commissions to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”).  The sales commissions and fees paid to our Manager and its affiliate are recorded as a reduction of our equity.  Through December 31, 2007, we paid and accrued (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expenses to our Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities.

At December 31, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Lumber Processing Equipment

•	We own equipment, plant and machinery, which is subject to lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”). The lease expires in November 2013.

Marine Vessels

•
We own two Aframax 95,649 DWT product tankers - the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”), which are subject to bareboat charters with subsidiaries of Teekay Shipping Corp. that expire in April 2012.

•
We own four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard, which are subject to bareboat charters with subsidiaries of Top Ships, Inc. that expire in February 2011.

•
We own four container vessels on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”), the M/V Adaman Sea (f/k/a ZIM America), the M/V ZIM Hong Kong, the M/V ZIM Israel, and the M/V ZIM Japan.  The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan have bareboat charters that expire in November 2010, and the M/V ZIM Hong Kong and the M/V ZIM Israel have bareboat charters that expire in January 2011.

Auto Parts Manufacturing Equipment

•
We own certain auto parts manufacturing equipment which was purchased from Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”), which was then leased back to HSA and Heuliez.  The lease expires on April 30, 2012.

Information Technology and Technology-Related Equipment

•
We own 965 equipment leases with predominantly large, investment grade lessees that are comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment.

Telecommunications Equipment

•
We have a 61.4% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment from various vendors which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 13.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased telecommunications equipment from various vendors which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”). The lease expires on October 31, 2010.

•
We have a 100% interest in ICON Global Crossing III, LLC (“ICON Global Crossing III”), which purchased telecommunications equipment from various vendors, which was then leased to the Global Crossing Group.  The lease expires on January 1, 2011.

•
We have a 55% interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment from various vendors which was then leased to Global Crossing. The lease expires on December 31, 2010.

Manufacturing Equipment

•
We own machining and metal working equipment, which was purchased from and leased back to W Forge Holdings Inc. (“W Forge”), MW Scott, Inc., MW Gilco, LLC, MW General, Inc. (“General”), AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  The leases expire on December 31, 2012.

•
We have a 45% interest in ICON EAR, LLC (“ICON EAR”).  ICON EAR owns certain semiconductor manufacturing equipment, which was purchased from and leased back to Equipment Acquisition Resources, Inc. (“EAR”).  The latest the lease term expires is June 29, 2013.

Notes Receivable on Financing Facility

•
We, along with a consortium of other lenders, have a 100% interest in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels, for the construction of a new production facility.  The financing facility matures on June 30, 2013.

For a discussion of our lease and other significant transactions for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment with companies that we believe to be creditworthy.

Competition

The equipment leasing and financing industry is highly competitive.  When seeking leasing and financing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do.  For additional information about our competition and other risks relating to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include operating leases and revenues in geographic areas outside of the United States. For additional information, see Note 16 to our consolidated financial statements.

Item 1A. Risk Factors

Our operations are subject to a number of risks.  You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we may face.  If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Uncertainties associated with the equipment leasing and financing business may affect our business, operating results and financial condition.

We are subject to a number of uncertainties associated with the equipment leasing and financing  business that may affect our business, operating results and financial condition. These include, but are not limited to:

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

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•	Our Manager will receive more fees for making investments if we incur indebtedness to fund these acquisitions than it would if we did not incur such indebtedness;
•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length transactions could affect negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interest of our members given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow, funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

Although we acquired, and may in the future acquire, some of our investments for cash, we borrowed, and may in the future borrow, a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio offset the heightened risk of loss in an individual lease transaction using leverage.  With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager, specifically ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to a revolving line of credit agreement with California Bank & Trust.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third party end users, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations.  If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we calculate a residual value for the equipment at the end of the lease based on available information including, depending on the equipment, historical residual value rates.  The expected residual value, when combined with lease payments, is expected to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon many factors, including the following, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	the technological and economic obsolescence of equipment;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy at the time the lease expires; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.  If our residual value estimates are incorrect, the total proceeds of the lease plus the proceeds received from realizing the residual value of the equipment may be insufficient to achieve our anticipated rate of return, or even in growth leases to recover the principal invested.

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

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.   These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third-parties.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. If that were to happen, we would lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.  These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease. These costs and lost revenues could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Leasing or financing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

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

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our Manager’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code or we may enter into financings that do not provide any tax shelter. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

We invest in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly-owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a loss occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.  These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and financing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our shares are not publicly traded and there is no public market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 29, 2008
Manager (as a member)	1
Additional members	8,616

We pay monthly distributions to each of our members beginning the first month after each member is admitted through the termination of the operating period, which we currently anticipate will be in April 2012.  We paid distributions to additional members totaling $37,151,073, $16,600,276 and $2,556,112, for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.  Additionally, we paid our Manager distributions of $375,190, $167,738 and $25,834, for years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.  The terms of the loan agreement with California Bank & Trust could restrict us from paying cash distributions on our members’ shares if such payment would cause us to not be in compliance with our financial covenants. For additional information on our distributions and the terms of our loan agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value.  In addition, our Manager must prepare annual statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $1,000 per Share at December 31, 2007.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding. To the extent that this abstract yields a value in excess of the offering price per share, the offering price per share is used for these purposes.  This valuation was based solely on our Manager’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that additional members could receive $1,000 per share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and FINRA purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

			Period From
			May 6, 2005
			(Commencement
			of Operations)
			Through
	Years Ended December 31,		December 31,
	2007	2006	2005
Total revenues (a)	$117,617,106	$71,897,046	$761,758
Net loss (b)	$(2,478,993)	$(4,696,606)	$(404,201)
Net loss allocable to additional members	$(2,454,203)	$(4,649,640)	$(400,159)
Net loss allocable to the Manager	$(24,790)	$(46,966)	$(4,042)

Weighted average number of additional
members shares outstanding	352,197	197,957	58,665
Net loss per weighted average
additional members share outstanding	$(6.97)	$(23.49)	$(6.82)

Distributions to additional members	$37,151,073	$16,600,276	$2,556,112
Distributions per weighted average
additional member share outstanding	$105.48	$83.86	$43.57
Distributions to the Manager	$375,190	$167,738	$25,834

	December 31,
	2007	2006	2005	2004
Total assets	$595,752,005	$530,841,551	$91,701,701	$2,000
Non-recourse long-term debt	$285,494,408	$260,926,942	$-	$-
Members' equity	$261,223,876	$232,896,485	$90,255,266	$2,000

(a) In 2007, we had approximately $39,427,000 of additional rental income, approximately $3,708,000 of additional finance income and approximately $3,565,000 of additional interest and other income, totaling approximately $46,700,000. The increase in rental and finance income is primarily attributable to a full year’s activity for leased equipment acquired in 2006 as well as leased equipment acquired during 2007. The increase in interest and other income is primarily attributable to a full year’s activity for a mortgage note receivable acquired in 2006. In 2006, total revenue consisted primarily of (i) $64,060,212 of rental income, (ii) $3,707,855 of finance income and (iii) $2,408,038 of interest and other income from our acquisitions of leased assets during the year. In 2005, our total revenue was derived solely from interest and other income of $761,758.

(b) In 2007, we had a net loss of $2,478,993 as compared to a net loss in 2006 of $4,696,606. This is primarily attributable to the increase in rental, finance, interest and other income of approximately $46,700,000, partly offset by an increase of (i) depreciation and amortization expense of approximately $29,154,000, (ii) interest expense of approximately $7,405,000, (iii) management fees - Manager of approximately $2,586,000 and (iv) loss on hedging instruments of approximately $1,618,000. In 2006, net loss was primarily related to (i) $52,973,823 of depreciation and amortization expenses, (ii) $10,062,805 of interest expense and (iii) $5,877,044 of administrative expense reimbursements – Manager and affiliate expenses from our acquisitions of leased assets during the year. In 2005, net loss was primarily attributable to administrative expense reimbursements – Manager and affiliate expenses of $1,082,658.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our Consolidated Financial Statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, or financing equipment for third parties and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all the rental payments received from the lessee is used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

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

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

Current Business Environment and Outlook

We believe that domestic equipment leasing and financing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2008 is forecasted to be an estimated $1,159 billion as compared to a low of $868 billion in 2002 and estimated investment of $1,106 billion in 2007, while the corresponding forecast for equipment finance volume in 2008 is estimated to be $657 billion as compared to a low of $476 billion in 2003 and estimated value of $625 billion in 2007. In addition, we believe that a similar correlation exists in the international markets in which we operate. Increased capital spending may increase the number of available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing and financing industry because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing and financing industry's outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases, and as companies tend to preserve cash and lease (rather than purchase) equipment in pre-recessionary and recessionary economies, we are optimistic that equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions:

Auto Parts Manufacturing Equipment

On March 30, 2007, through our wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), we entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  We incurred professional fees of approximately $42,000 and paid an acquisition fee to our Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.    The leases commenced on April 1, 2007.

Lumber Processing Equipment

On November 8, 2006, through two wholly-owned subsidiaries ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, "ICON Teal Jones"), we entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States. The 84 month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.   The total lease financing amount was approximately $22,224,000.  We paid an acquisition fee to our Manager of approximately $667,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated.  The Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013. The Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2007 and 2006, the balance of the Note was $12,722,006 and is reflected as mortgage note receivable on the accompanying consolidated balance sheets. We paid an acquisition fee to the Manager of approximately $399,000 relating to this transaction.

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

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,900,000, (ii) the assumption of approximately $93,300,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,300,000.  The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels.  We incurred professional fees of approximately $300,000 and paid to our Manager an acquisition fee of approximately $4,200,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

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

The Tankers are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”).  The bareboat charters expire in February 2011.  The purchase price for the Tankers was approximately $115,100,000, comprised of (i) approximately $22,700,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations, (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations and (iv) less approximately $1,200,000 of discounted interest on the junior non-recourse debt obligations. We incurred professional fees of approximately $300,000 and paid to our Manager an acquisition fee of approximately $3,400,000 relating to these transactions.  These fees were capitalized as part of the acquisition cost of the Tankers.

On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, two Aframax 95,649 DWT product tankers - the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp.  We paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to an affiliate of Teekay Corporation for a term of 60 months.  The charter commenced on April 11, 2007.

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

The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager, for approximately $144,600,000, which included a cash payment of approximately $49,400,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,200,000. Our Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

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

We added 193 new lease schedules for technology equipment in 2007, amounting to approximately $43,134,000 in total equipment cost and approximately $4,536,000 in residual value. The average term of these new lease schedules is 40 months.

From the date of acquisition of the Leasing Portfolio through December 31, 2007, we purchased approximately $87,551,000 of additional equipment. At December 31, 2007, there were 965 leases in the Leasing Portfolio with an aggregate original equipment cost of approximately $198,982,000.  At December 31, 2007, 10 lessees comprised 64% of the total equipment cost of the Leasing Portfolio and 59% of the total outstanding booked residual value of the Leasing Portfolio.  The weighted average remaining term of the leases in the Leasing Portfolio at December 31, 2007 was 17 months.  At December 31, 2007, the residual value of the equipment subject to lease in the non-guaranteed Leasing Portfolio was approximately $21,000,000 compared to approximately $23,600,000 when we acquired the Leasing Portfolio.  We anticipate that approximately 50% of the leases in the Leasing Portfolio, as measured by residual value, will expire this year and that the Leasing Portfolio will continue to perform at approximately the same rate of residual realization.

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

Of the 72 current lessees in the Leasing Portfolio at December 31, 2007, 30 lessees continued to enter into new leases in 2007, and we added 193 new lease schedules in 2007.  Forty-two lessees failed to write a new lease schedule with us for the 12 months ending December 31, 2007.

It may become increasingly difficult to add new lease schedules to the Leasing Portfolio, because some of our lessees have indicated that they may begin to purchase more of their technology equipment instead of leasing it from us and we continue to encounter pricing pressures from many of the captive leasing companies.  As a result, we expect the total number of lessees and lease schedules in the Leasing Portfolio to decline slightly in 2008.

In connection with the acquisition of the Leasing Portfolio from Clearlink, we acquired a finance lease  effective as of April 4, 2006.  We are receiving annual rental payments denominated in Canadian dollars on this finance lease through August 31, 2015, which have been translated to approximately USD $2,747,000 for the year ended December 31, 2007.  Additionally, we assumed liabilities related to this finance lease, which were approximately USD $12,114,000 at December 31, 2007, which are classified as leasing payables in the consolidated balance sheet. These liabilities are being paid by us in equal monthly installments of approximately USD $132,000 from December 31, 2007 through August 2015.

Telecommunications Equipment

On December 20, 2007, we, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V, as of December 31, 2007, were approximately $12,982,000, of which our share was approximately $7,140,000.  We paid an acquisition fee to our Manager of approximately $214,000 relating to this transaction.

On December 29, 2006, we purchased, through our wholly-owned subsidiary, ICON Global Crossing III, LLC (“ICON Global Crossing III”), telecommunications equipment for approximately $9,779,000. This equipment is subject to a lease with Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The term of the lease is 48 months, and commenced on January 1, 2007.  We paid an acquisition fee to our Manager of approximately $293,000 relating to this transaction.  During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group.  The term of the lease is 48 months, and commenced on March 1, 2007.  We paid an acquisition fee to our Manager of approximately $207,000 relating to this transaction.

On September 28, 2006, Fund Ten along with ICON Income Fund Nine, LLC (“Fund Nine”), both entities managed by our Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of  telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.  On October 31, 2006, we made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006. We paid approximately $55,000 in acquisition fees to our Manager relating to this transaction, which was capitalized to other assets and is being amortized to operations over the corresponding lease term.

On November 17, 2005, we, along with ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, and Fund Ten formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 44%, 12% and 44%, respectively, to purchase telecommunications equipment from various vendors. Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers.  On March 31, 2006, we made an additional capital contribution of approximately $7,700,000, which changed Fund Eight A’s, Fund Ten’s and our ownership interests to 8.0%, 30.6%, and 61.4%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2007 were approximately $25,100,000, of which our share was approximately $15,400,000.  During February and March 2006, ICON Global Crossing purchased approximately $22,100,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,200,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $200,000). The term of the lease is 48 months and the lease commenced on April 1, 2006. We paid an acquisition fee to our Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

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

 On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division, against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside.  ICON AeroTV is currently in the process of attempting to have the judgment reinstated.  At this time it is not possible to determine the ability to collect the judgment if it is reinstated.

The lease was recorded by ICON AeroTV as a finance lease. At December 31, 2006, there were approximately $882,000 of minimum rents receivable over the remaining life of the lease. As a result of being notified by AeroTV’s customer of the termination of its service agreement with AeroTV and AeroTV’s filing for insolvency protection in the United Kingdom, we recorded a reserve for the remaining minimum rents receivable balance of approximately $664,000, which our Manager deemed uncollectible at December 31, 2006.  On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a net loss of approximately $152,000, which our share was approximately $76,000.  During March 2007, ICON AeroTV collected approximately $215,000 of the remaining rent balance.  In May 2007, all unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to us and Fund Ten, which amount, together with accrued interest, was approximately $5,560,000, of which our share was approximately $2,780,000.

Industrial Gas Meters

On November 9, 2005, we, along with Fund Ten, formed ICON EAM, LLC (“ICON EAM”) and each contributed approximately $5,620,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to our obligations to perform under the Master Lease. Our Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on our Manager’s further due diligence, our Manager determined it was not in our best interest to enter into a work-out situation with EAM at that time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In May 2007, ICON EAM's initial investment and accrued interest of approximately $13,695,000 was returned to us and Fund Ten. Our share of the returned investment and accrued interest was approximately $6,848,000.

On March 13, 2006, pursuant to the Master Lease, the shareholders of Energy Asset Management plc, the parent company of EAM, issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, our Manager had estimated the value of the warrants to be zero in part because Energy Asset Management plc was privately held with no market for its shares. Later in March 2006, Energy Asset Management plc completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2007, our Manager has determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $7,000, which our share is approximately $3,500.

Manufacturing Equipment

On September 28, 2007, we completed the acquisition and simultaneously leased back substantially all of the manufacturing assets of W Forge Holdings Inc. (“W Forge”), MW Scott, Inc., and MW Gilco, LLC, wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid acquisition fees to our Manager for W Forge, MW Scott, Inc., and MW Gilco, LLC of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases commenced on October 1, 2007 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with W Forge, MW Scott, Inc. and MW Gilco, LLC, ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager, and Fund Ten (together, the “Participating Funds”), completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each of the subsidiary’s obligations under its respective leases (including those of W Forge, MW Scott, Inc., and MW Gilco, LLC) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, we completed the acquisitions and simultaneously leased back substantially all of the manufacturing assets of MW General, Inc. (“General”), and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  We paid acquisition fees to our Manager for General and AMI of approximately $12,000 and $51,000, respectively.  Each of the leases commenced on January 1, 2008 and continue for a period of 60 months.

Simultaneously with the closing of the transaction with General and AMI, the Participating Funds completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, we, along with the Participating Funds, amended the original leases that closed on September 28, 2007 W Forge, MW Scott, Inc., and MW Gilco, LLC and the two other MWU subsidiaries to have lease terms with MWU commencing on January 1, 2008 and continue for a period of 60 months.  The period from September 28, 2007 to December 31, 2007 was treated as an interim period under the leases.

On December 28, 2007, we, along with Fund Twelve, formed ICON EAR, LLC (“ICON EAR”), with interests of 45% and 55%, respectively.  ICON EAR completed the acquisition and leaseback of semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for an initial acquisition price of $6,935,000, of which our share was approximately $3,121,000.  We paid acquisition fees of approximately $94,000 to our Manager. We will collect $4,332 per day until the commencement of the lease term, which is the earlier of June 30, 2008 or upon meeting of a specific threshold and will continue for 60 months.

Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, a privately held manufacturer of solar panels for the construction of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra. The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  We will receive principal payments starting in October 2008. In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.36% to 9.01%.  In connection with the transaction, we received warrants to purchase up to 40,290 shares of Solyndra common stock.

The financing facility is for a maximum amount of $93,500,000, of which we have committed to invest up to $5,000,000.  At December 31, 2007, we had loaned approximately $4,202,000.  We paid acquisition fees of approximately $126,000 to our Manager.  In 2008, we loaned an additional $165,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our Manager has not yet determined whether SFAS No. 157 will have a material impact on its financial condition, results of operations, or cash flow. However, our Manager believes it will likely be required to provide additional disclosures as part of our future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected as reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Our Manager is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition,
•	Asset impairments,
•	Depreciation,
•	Notes receivable,
•	Initial direct costs,
•	Acquisition fees,
•	Warrants, and
•	Derivative financial instruments

Lease Classification and Revenue Recognition

Each lease with regard to the equipment we lease to third parties will be classified either as a finance or an operating lease, which will be determined based upon the terms of each lease. For a finance lease, the initial direct costs are capitalized and amortized over the term of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Our Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Unearned income, discounts and premiums are amortized to income using the interest method.  Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial direct costs

We capitalize initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to our LLC Agreement, acquisition fees paid to our Manager are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the acquired asset.

Warrants

Warrants held by us are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free rate and the volatility percentage.  The change in fair value of warrants is recognized in the consolidated statement of operations. The impact on the statement of operations was not material for any year presented.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

We designate certain derivative financial instruments, for accounting purposes, as a hedge.  For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented.  For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized in our consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

We completed our offering period in April 2007.  During our offering period, we raised total equity of approximately $365,198,690. With the net proceeds from our offering, we anticipate acquiring both income leases and growth leases.  As our leases expire, we may sell the equipment and reinvest the proceeds in additional equipment subject to leases or re-lease the equipment.  We anticipate incurring both gains and losses on the sales of equipment during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio.

With respect to our Leasing Portfolio, its continued performance is contingent on us realizing on the expected future value of the technology equipment contained in our Leasing Portfolio, which is a rapidly depreciating asset class, after the base term of the lease expires and the non-recourse loan has been paid off.  We utilize third party resources and our own historical experience to determine the rate of amortization and the fair market value of the equipment at lease expiration, taking into account the type of equipment, its useful life, anticipated customer activity at lease expiration and anticipated changes in technology.  For 2007, we had 277 schedules with 53 lessees that expired. These schedules had a combined $6,173,000 of residual book value.  From these 277 schedules, we realized approximately $7,433,000 of total proceeds against the anticipated residual value.

Revenue for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Rental income	$103,487,305	$64,060,212	$39,427,093
Finance income	7,415,414	3,707,855	3,707,559
Income from investments in joint ventures	80,502	337,798	(257,296)
Net gain on sales of new equipment	772,799	686,390	86,409
Net (loss) gain on sales of leased equipment	(112,167)	696,753	(808,920)
Interest and other income	5,973,253	2,408,038	3,565,215

Total revenue	$117,617,106	$71,897,046	$45,720,060

Total revenue for 2007 increased by $45,720,060, or 63.6%, as compared to 2006.  The increase in total revenue was due to higher rental income, finance income and interest income that were partly offset by increased loss on sales of leased equipment.  The increase in rental income was primarily attributable to the full year impact of the 2006 acquisitions of the ZIM Vessels, the Tankers, the telecommunications equipment in Global Crossing III, and the new assets purchased in our Leasing Portfolio, which cumulatively, accounted for approximately $25,061,548 of additional rental income during 2007.  Also contributing to the increase in rental income were the 2007 acquisitions of the Teekay Vessels and the auto parts manufacturing equipment for approximately $11,213,000. The increase in finance income was attributable to the full year impact of the lumber processing equipment purchased in the fourth quarter of 2006 (approximately $1,135,000) and additions to our Leasing Portfolio.  The increase in interest income was primarily from the full year impact of the Note with Teal Cedar products that originated in November 2006 and interest received on our money market account.  The increase in total revenue was partly offset by the loss on sales of leased equipment which was attributed to our Leasing Portfolio.  We anticipate that as we continue to acquire assets subject to lease, our revenue, particularly rental income, will continue to increase.

Expenses for 2007 and 2006 are summarized as follows:

	2007	2006	Change
Management fees - Manager	$6,662,395	$4,076,873	$2,585,522
Administrative expense reimbursements - Manager	5,423,388	5,877,044	(453,656)
General and administrative	2,172,591	1,009,852	1,162,739
Interest	17,467,704	10,062,805	7,404,899
Depreciation and amortization	82,127,392	52,973,823	29,153,569
Impairment loss	122,774	446,301	(323,527)
Loss on derivative instruments	2,821,045	1,203,273	1,617,772
Other financial loss, net	25,024	-	25,024
Bad debt expense	-	70,015	(70,015)

Total expenses	$116,822,313	$75,719,986	$41,102,327

Total expenses for 2007 increased $41,102,327, or 54.3%, as compared to 2006.  The increase was due to higher depreciation and amortization, interest and Management fees – Manager.  The increase in depreciation and amortization was primarily attributable to the full year impact of our equipment acquisitions in 2006 and our 2007 acquisitions, which accounted for approximately $21,452,000 and $5,519,000, respectively.  The increase in interest expense was primarily attributable to the full year impact of borrowings on the ZIM Vessels, the Leasing Portfolio and the Tankers in 2006 and the Teekay Vessels in 2007, which accounted for approximately $4,528,000 and $2,929,000 in interest expense in 2007, respectively.  The increase in Management fees - Manager was a result of the increased investment in leased assets in 2007.  We anticipate that as we continue to acquire assets subject to lease that our expenses, particularly depreciation and amortization and interest, will continue to increase.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For 2007, the provision for income taxes was comprised of $293,016 in current taxes and $1,911,211 in deferred taxes.  The increase in the provision for income taxes from $77,868 in 2006 to $2,204,227 in 2007 is primarily attributable to the establishment of a valuation allowance on the deferred tax assets, as we determined that it is more likely than not that the deferred tax assets will not be realized.

Minority Interest

The increase in minority interest primarily relates to a full year’s activity in ICON Global Crossing I, in which the lease commenced on April 2006.

Net Loss

As a result of the foregoing factors, net loss for 2007 and 2006 was $2,478,993 and $4,696,606, respectively.  The net loss per weighted average number of additional members’ shares outstanding for 2007 and 2006 was $6.97 and $23.49, respectively.

Results of Operations for the Year Ended December 31, 2006 (“2006”) and for the Period from May 6, 2005 (Commencement of Operations) Through December 31, 2005 (“2005”)

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Rental income	$64,060,212	$-	$64,060,212
Finance income	3,707,855	-	3,707,855
Income from investments in joint ventures	337,798	-	337,798
Net gain on sales of new equipment	686,390	-	686,390
Net gain on sales of leased equipment	696,753	-	696,753
Interest and other income	2,408,038	761,758	1,646,280

Total revenue	$71,897,046	$761,758	$71,135,288

Total revenue for 2006 increased by $71,135,288 as compared to 2005.  This increase was primarily attributable to an overall increase in total revenues from a full year of operations, including rental income of approximately $64,060,000, finance income of approximately $3,708,000, income from investments in joint ventures of approximately $338,000, a net gain on sales of equipment of approximately $1,383,000 and interest and additional other income of approximately $2,408,000.  The increase in rental and finance income was primarily attributable to our acquisition of the Leasing Portfolio effective March 1, 2006, as well as our acquisitions of both the Tankers and the ZIM Vessels in June 2006. The Zim Vessels accounted for approximately $11,221,000, the Tankers accounted for approximately $10,290,000 and the Leasing Portfolio accounted for approximately $40,367,000 of rental and finance income for 2006.

During 2005, we did not enter into any equipment leases.  During the fourth quarter of 2005, we formed several joint ventures with affiliated entities to acquire leased equipment during the first quarter of 2006.  Our only source of revenue in 2005 was interest and other income of approximately $762,000, which was earned from the equity we raised in 2005.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Management fees - Manager	$4,076,873	$-	$4,076,873
Administrative expense reimbursements - Manager	5,877,044	1,082,658	4,794,386
General and administrative	1,009,852	77,100	932,752
Interest	10,062,805	6,201	10,056,604
Depreciation and amortization	52,973,823	-	52,973,823
Impairment loss	446,301	-	446,301
Loss on derivative instruments	1,203,273	-	1,203,273
Bad debt expense	70,015	-	70,015

Total expenses	$75,719,986	$1,165,959	$74,554,027

Total expenses for 2006 increased by $74,554,027 as compared to 2005.  This increase was primarily attributable to an overall increase in total expenses from a full year of operations and was mainly comprised of depreciation and amortization of approximately $52,974,000, interest expense of approximately $10,062,000, management fees – Manager of approximately $4,077,000, administrative expense reimbursements - Manager and affiliate of approximately $5,877,000 and general and administrative expenses of approximately $1,010,000.  The increase in depreciation and amortization expense and interest expense was primarily attributable to the increase in expenses associated with the acquisition of our Leasing Portfolio effective March 1, 2006, as well as our acquisitions of both the Tankers and the ZIM Vessels in June 2006.  We anticipate that as we continue to acquire assets, subject to lease, our expenses, particularly depreciation and interest, will continue to increase.

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

Financial Condition

This section discusses the major balance sheet variances from 2007 compared to 2006.

Total Assets

Total assets increased $64,910,454 from $530,841,551 at December 31, 2006 to $595,752,005 at December 31, 2007. The increase primarily relates to the 2007 purchases of the Teekay Vessels, the auto parts manufacturing equipment, the manufacturing equipment on lease to various subsidiaries of MWU, the telecommunications equipment on lease to Global Crossing and is offset by the sales of equipment on lease by the Leasing Portfolio and a decrease in current assets.

Current Assets

Current assets decreased $11,069,626 from $75,234,226 at December 31, 2006 to $64,164,600 at December 31, 2007. The decrease primarily relates to the reduction in cash and cash equivalents of approximately $18,861,000 (primarily relating to acquisitions made and distributions paid in 2007, partly offset by the income received from operating and finance leases).  This decrease in current assets was partly offset by an approximately $5,960,000 increase in the current portion of the net investment in finance leases (primarily relating to the acquisition of Global Crossing V in the fourth quarter of 2007).

Total Liabilities

      Total liabilities increased $32,506,154 from $289,632,563 at December 31, 2006 to $322,138,717 at December 31, 2007. The increase was primarily due to the addition of non recourse debt from the purchase of the Teekay Vessels during 2007.

Current Liabilities

 Current liabilities increased $13,343,342 from $91,851,261 at December 31, 2006 to $105,194,603 at December 31, 2007.  The increase was primarily due to the increase in the current portion of long term debt from the purchase of the Teekay Vessels, which are leveraged and newly acquired in 2007.

Members’ Equity

Members’ equity increased $28,327,391 from $232,896,485 at December 31, 2006 to $261,223,876 at December 31, 2007. The increase was primarily from issuance of additional member shares of approximately $72,982,000 and approximately $4,841,000 in other comprehensive income recorded during 2007.  The increase in Members’ equity was offset by distributions to our members of approximately $37,151,000 and approximately $8,393,000 in offering expense.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2007 and 2006, we had cash and cash equivalents of $42,339,549 and $61,200,675, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash has been from operating and investing activities, which we expect to continue through the entire operating period. During our offering period, our main use of cash was from financing activities and during our operating period, our main use of cash has been from investing and financing activities, which we anticipate will continue during the entire operating period. We expect that our sources of cash flows from operating and investing activities will adequately generate sufficient cash flows primarily from the collection of operating revenues discussed below to meet our short and long term liquidity requirements, primarily from distributions to our members, management fees and administrative expense reimbursements - manager.

Operating Activities

Sources of cash

Sources of cash from operating activities increased $31,469,618 from $69,525,582 in 2006 to $100,995,200 in 2007.  The increase primarily relates to approximately $42,696,000 additional collection of non-financed receivables from our finance leases and the collection of rental income from our operating leases (mainly due to the 2006 acquisitions of the Tankers, the ZIM Vessels and  the equipment in Global Crossing III and also the 2007 acquisition of the Teekay Vessels.

Our main sources of cash from operating activities in 2006 were the collection of non-financed receivables from our finance leases and the collection of rental income from our operating leases.

Investing Activities

Sources of cash

Sources of cash increased $23,270,434 from $20,432,329 in 2006 to $43,702,763 in 2007.  The increase primarily relates to the proceeds from the sales of equipment which account for approximately an additional $11,984,000 from our Leasing Portfolio and distributions received from our joint ventures which accounted for approximately an additional $9,556,000 (mainly due to the return of our investment in EAM and AeroTV).

Our main source of cash from investing activities in 2006 was from proceeds from sales of equipment of approximately $19,404,000.  We received cash of $19,404,000 from the sale of new and leased equipment in our Leasing Portfolio.

Uses of cash

Uses of cash decreased $82,950,528 from $237,978,216 in 2006 to $155,027,688 in 2007.  Purchases in leased equipment decreased from $216,601,205 in 2006 (the lumber processing equipment, marine vessels, information technology equipment in our Leasing Portfolio and telecommunications equipment.), to $144,227,277 (information technology equipment in our Leasing Portfolio, the auto parts manufacturing equipments, the Teekay Vessels, the manufacturing equipments and telecommunications equipment) in 2007, which accounts for approximately $70,790,000 of the total decrease in the uses of cash.  Also, there was a decrease in the investment in mortgage note receivable from 2006 of approximately $10,906,000 as the transaction in 2006 was not repeated in 2007.

Our main use of cash for investing activities in 2006 was for the purchase of leased equipment of approximately $216,601,000, relating to the acquisition of the lumber processing equipment, marine vessels, information technology equipment in our Leasing Portfolio and telecommunications equipment.

Financing Activities

Sources of cash

Our main source of cash from financing activities in 2007 was from the issuance of additional member shares, net of sales and offering expenses.  During 2007, we sold 72,982 additional member shares, representing approximately $72,982,000 of capital contributions.  We paid various selling expenses of approximately $8,393,000, which provided us with net proceeds from the sale of our member shares of approximately $64,589,000.  In 2006, the net proceeds from the sale of our member shares were approximately $163,841,000, resulting in a decrease of approximately $99,252,000 in 2007 for sources of cash for financing activities.   Proceeds from our non-recourse borrowings decreased $9,723,000 for the Leasing Portfolio from $48,205,000 in 2006 to $38,482,000 in 2007.

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

During 2006, we paid and accrued sales commissions to unrelated third parties and paid and accrued various fees to our Manager and ICON Securities.  We paid and accrued sales commissions of $14,797,570 to unrelated third parties, paid and accrued $3,702,362 to ICON Securities, who receives or is entitled to receive, a 2% underwriting fee from the gross proceeds from sales of all member shares to the additional members, and we paid and accrued $2,776,771 to our Manager, who is entitled to receive a fee for organization and offering expenses.  Of these amounts, $54,078 in underwriting fees and $40,558 for organizational and offering fees had been accrued as of December 31, 2006.

Uses of cash

Our main use of cash for financing activities in 2007 increased $44,753,487 from $73,333,711 in 2006 to $118,087,198 in 2007 primarily relates to repayments of non-recourse debt and distributions to members.   The increase of $25,686,000 relates to a full year repayment of non-recourse debt in 2007 on the 2006 acquisitions of the Leasing Portfolio, the Tankers and the ZIM Vessels.   In 2007, distributions to members increased by $20,758,000.

Our main use of cash for financing activities in 2006 was for the repayment of approximately $53,806,000 of non-recourse debt on the Leasing Portfolio, the Tankers and the ZIM Vessels.

Financings and Borrowings

Non-Recourse Long-Term Debt

We have non-recourse debt at December 31, 2007 of approximately $285,494,000.  All of our non-recourse debt consists of notes payable in which the lender has a security interest in the equipment. In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease.  In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and remit payment to the lender.

Substantially all of the equipment schedules in the Leasing Portfolio are pledged to non-recourse lenders in exchange for the lenders providing us with non-recourse loans discounting the rental payments under the lease schedules.  As of December 31, 2007, there was approximately $79,565,000 of non-recourse indebtedness to lenders comprising 433 loans.  With respect to the Leasing Portfolio, our main lenders are as follows:  Wells Fargo Equipment Finance, Inc.; Park National Bank; Hitachi Capital America Corp; HSBC; Phoenix Home Life Mutual Insurance Co.; Pacific and Western Bank of Canada; and De Lage Landen Financial Services Canada Inc.  The weighted average annual interest rate on these non-recourse loans is 6.02%.   We expect that we will continue to utilize non-recourse lending with respect to the technology leases in our Leasing Portfolio.

As of December 31, 2007 and 2006, the LLC had deferred financing costs of $1,149,691 and $438,000, respectively. For the year ended December 31, 2007 and 2006 the LLC recognized amortization expense of $168,309 and $42,000, respectively.

Revolving Line of Credit, Recourse

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement. The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility to the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market Rate (the “LIBOR Rate”) plus 2.75% to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower.  Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

The Borrowers are in compliance with the covenants at December 31, 2007. The Borrowers are also in compliance with the Contribution Agreement at December 31, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007.  We had no borrowings outstanding under the Facility as of such date.  The balance of $6,255,000 relates to borrowings by Fund Eight B ($1,255,000) and Fund Ten ($5,000,000).  Subsequent to December 31, 2007, Fund Ten made repayments of $5,000,000.

Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future.  We also have the ability to borrow funds under the Facility if necessary.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee’s business that are beyond our control.  See “Item 1A.  Risk Factors.”

Distributions

We pay monthly distributions to each of our members starting the first month after each member is admitted and we continue to pay such distributions until the termination of the operating period. We paid distributions to our Additional Members totaling $37,151,073, $16,600,276 and $2,556,112, respectively, for the years ended December 31, 2007, 2006 and 2005. Additionally, we paid our Manager distributions of $375,190, $167,738, and $25,834, respectively, for the years ended December 31, 2007, 2006 and 2005.

Contractual Obligations and Commitments

At December 31, 2007, we had non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2007, our outstanding non-recourse debt obligations were approximately $285,494,000, inclusive of certain accrued interest.  We are a party to the Facility as discussed in the financing and borrowings section above.  We had no borrowings under the Facility at December 31, 2007.

Principal and interest maturities of our non-recourse debt consisted of the following at December 31, 2007:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$285,494,407	$79,084,119	$131,846,100	$71,163,442	$3,400,746
Non-recourse interest	36,182,985	14,579,950	16,812,741	4,499,839	290,455

Total non-recourse debt	$321,677,392	$93,664,069	$148,658,841	$75,663,281	$3,691,201

Commitments

We have a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.  In advance of each calendar quarter, we notify the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter.  At December 31, 2007, we had approved approximately $34,355,000 for equipment purchases during the next quarter with lease terms commencing on or before April 1, 2008, of which approximately $12,700,000 was for U.S. lessees, approximately $11,668,000 was for Canadian lessees and approximately $9,987,000 was for United Kingdom lessees.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place would generally not be affected by changes in interest rates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

 We lease equipment for use by domestic and foreign lessees outside of the United States. Although certain of our transactions are denominated in the European euro, the pound sterling and the Canadian dollar, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. To date, our exposure to exchange rate volatility has not been significant. There can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

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

To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

We assumed three interest rate swap contracts with HSH Nordbank in order to fix the variable interest rates on our non-recourse debt with regards to the ZIM Vessels and to minimize our risk for interest rate fluctuations. The interest rate swap contracts have a fixed interest rate of 4.16%, 4.72% and 4.74%, respectively, per year. We also entered into four interest rate swap contracts with Fortis Bank (Nederland) N.V.  in order to fix the variable interest rate on our non-recourse debt with regards to the Tankers and to minimize our risk for interest rate fluctuations. The interest rate swap contracts each have a fixed interest rate of 5.59% per year.  We assumed an additional two interest rate swap contracts with Fortis Bank (Nederland) N.V.  in order to fix the variable interest rate on our non-recourse debt with regards to the Teekay Vessels and to minimize our risk for interest rate fluctuations. The interest rate swap contracts each have a fixed interest rate of 5.125% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheet of ICON Leasing Fund Eleven, LLC and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  Our audit also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, ICON Leasing Fund Eleven, LLC and subsidiaries changed its method of accounting for uncertainty in income taxes.

   /s/ Ernst & Young, LLP

April 17, 2008
New York, New York

The Members
ICON Leasing Fund Eleven, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of ICON Leasing Fund Eleven, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2006 and the period from May 6, 2005 (commencement of operations) through December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Leasing Fund Eleven, LLC and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from May 6, 2005 (commencement of operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$42,339,549	$61,200,675
Current portion of net investment in finance leases	10,442,124	4,482,077
Accounts receivable (net of allowance
for doubtful accounts of $73,321 and $70,015, respectively)	4,087,034	3,098,973
Restricted cash	1,426,170	1,241,326
Equipment held for sale or lease, net	2,226,905	2,678,117
Prepaid expenses	2,991,302	2,320,534
Other current assets	651,516	212,524

Total current assets	64,164,600	75,234,226

Non-current assets
Net investment in finance leases, less current portion	89,080,301	89,908,379
Leased equipment at cost, (less accumulated depreciation of $109,756,923 and $47,105,223, respectively)	417,738,629	337,066,371
Note receivable on financing facility, net	4,087,568	-
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	4,638,393	11,805,734
Deferred income taxes	963,595	2,554,454
Other non-current assets, net	2,356,913	1,550,381

Total non-current assets	531,587,405	455,607,325

Total Assets	$595,752,005	$530,841,551

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$79,084,120	$73,346,319
Interest rate swap contracts	4,556,116	18,616
Deferred rental income	11,869,874	8,404,745
Current portion of leasing payables and other lease liabilities	5,253,451	2,680,690
Due to Manager and affiliates, net	296,476	515,119
Income taxes payable	139,310	2,634,727
Accrued expenses and other liabilities	3,995,256	4,251,045

Total current liabilities	105,194,603	91,851,261

Non-current liabilities
Non-recourse long-term debt, net of current portion	206,410,288	187,580,623
Leasing payables and other lease liabilities, net of current portion	10,533,826	10,200,679

Total non-current liabilities	216,944,114	197,781,302

Total Liabilities	322,138,717	289,632,563

Minority Interest	12,389,412	8,312,503

Commitments and contingencies (Note 18)

Members' Equity
Managing Member	(643,560)	(243,580)
Additional Members	256,754,095	232,868,044
Accumulated other comprehensive income	5,113,341	272,021

Total Members' Equity	261,223,876	232,896,485

Total Liabilities and Members' Equity	$595,752,005	$530,841,551

See accompanying notes to consolidated financial statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

			For the Period
			from May 6, 2005
			(Commencement of
			Operations) through
	Years Ended December 31,		December 31,
	2007	2006	2005
Revenue:
Rental income	$103,487,305	$64,060,212	$-
Finance income	7,415,414	3,707,855	-
Income from investments in joint ventures	80,502	337,798	-
Net gain on sales of new equipment	772,799	686,390	-
Net (loss) gain on sales of leased equipment	(112,167)	696,753
Interest and other income	5,973,253	2,408,038	761,758

Total revenue	117,617,106	71,897,046	761,758

Expenses:
Management fees - Manager	6,662,395	4,076,873	-
Administrative expense reimbursements - Manager	5,423,388	5,877,044	1,082,658
General and administrative	2,172,591	1,009,852	77,100
Interest	17,467,704	10,062,805	6,201
Depreciation and amortization	82,127,392	52,973,823	-
Impairment loss	122,774	446,301	-
Loss on derivative instruments	2,821,045	1,203,273	-
Other financial loss, net	25,024	-	-
Bad debt expense	-	70,015	-

Total expenses	116,822,313	75,719,986	1,165,959

Income (loss) before minority interest	794,793	(3,822,940)	(404,201)

Minority interest	1,069,559	795,798	-

Loss before income taxes	(274,766)	(4,618,738)	(404,201)

Provision for income taxes	2,204,227	77,868	-

Net loss	$(2,478,993)	$(4,696,606)	$(404,201)

Net loss allocable to:
Additional Members	$(2,454,203)	$(4,649,640)	$(400,159)
Manager	(24,790)	(46,966)	(4,042)

	$(2,478,993)	$(4,696,606)	$(404,201)

Weighted average number of additional
member shares outstanding	352,197	197,957	58,665

Net loss per weighted average
additional member share outstanding	$(6.97)	$(23.49)	$(6.82)

See accompanying notes to consolidated financial statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional	Managing	Comprehensive	Members'
	Member Shares	Members	Member	Income (Loss)	Equity
Opening balance, May 6, 2005	1	$1,000	$1,000	$-	$2,000

Net loss		(400,159)	(4,042)		(404,201)
Foreign exchange translation adjustments
in investee				(33,886)	(33,886)
Comprehensive loss					(438,087)
Proceeds from issuance of
additional members shares	107,099	107,098,773			107,098,773
Sales and offering expenses	-	(13,824,474)			(13,824,474)
Refund of initial member share	(1)	(1,000)			(1,000)
Cash distributions to members	-	(2,556,112)	(25,834)	-	(2,581,946)

Balance, December 31, 2005	107,099	90,318,028	(28,876)	(33,886)	90,255,266

Net loss		(4,649,640)	(46,966)		(4,696,606)
Unrealized gain on stock
warrants				538,072	538,072
Change in valuation of
interest rate swap contracts				(928,750)	(928,750)
Foreign exchange translation adjustments				696,585	696,585
Comprehensive loss					(4,390,699)
Proceeds from issuance of
additional members shares	185,118	185,118,088			185,118,088
Sales and offering expenses	-	(21,276,702)			(21,276,702)
Additional member shares redeemed	(53)	(41,454)			(41,454)
Cash distributions to members	-	(16,600,276)	(167,738)	-	(16,768,014)

Balance, December 31, 2006	292,164	232,868,044	(243,580)	272,021	232,896,485

Net loss		(2,454,203)	(24,790)		(2,478,993)
Unrealized loss on stock
warrants				(538,072)	(538,072)
Change in valuation of
interest rate swap contracts				(1,734,951)	(1,734,951)
Foreign exchange translation adjustments				7,114,343	7,114,343
Comprehensive income					2,362,327
Proceeds from issuance of
additional members shares	72,982	72,981,829			72,981,829
Sales and offering expenses	-	(8,392,522)			(8,392,522)
Additional member shares redeemed	(1,287)	(1,097,980)			(1,097,980)
Cash distributions to members	-	(37,151,073)	(375,190)	-	(37,526,263)

Balance, December 31, 2007	363,859	$256,754,095	$(643,560)	$5,113,341	$261,223,876

See accompanying notes to consolidated financial statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
			For the Period
			from May 6, 2005
			(Commencement of
	Years Ended December 31,		Operations) through
			December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,478,993)	$(4,696,606)	$(404,201)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(11,494,960)	(3,252,755)	-
Finance income	(7,415,414)	(3,707,855)	-
Income from investments in joint ventures	(80,502)	(337,798)	-
Net gain on sales of new and leased equipment	(660,632)	(1,383,143)	-
Depreciation and amortization	82,127,392	52,973,823	-
Impairment loss	122,774	446,301	-
Bad debt expense	-	70,015	-
Interest expense paid directly to lenders by lessees	2,888,694	561,959	-
Loss on hedging instruments	2,821,045	1,203,273
Minority interest	1,069,559	795,798	-
Deferred tax provision	1,911,210	(2,631,794)
Distributions to/from minority interest holders and joint ventures	(903,670)
Changes in operating assets and liabilities:
Collection of minimum rents receivable	32,589,325	17,003,190	-
Rents receivable	(1,111,471)	2,250,842
Other assets, net	(929,005)	(1,553,401)	-
Payables, deferred rental income and other liabilities	2,859,590	12,157,000	14,618
Due to Manager and affiliates, net	(319,742)	(373,267)	552,682

Net cash provided by operating activities	100,995,200	69,525,582	163,099

Cash flows from investing activities:
Investments in leased assets, net of cash received	(144,227,277)	(216,601,205)	-
Proceeds from sales of new and leased equipment	30,978,193	19,404,013	-
Investment in financing facility	(4,202,233)	-	-
Investment in mortgage note receivable	(2,595,728)	(13,501,721)	-
Proceeds from mortgage note receivable	2,275,188	568,797	-
Investments in joint ventures, net of cash acquired	(3,214,373)	(6,439,258)	(16,091,346)
Restricted cash provided (used)	73,486	(332,141)	-
Distributions received from joint ventures in excess of profits	10,375,896	459,519	-
Other assets, net	(788,077)	(1,103,891)	(2,424,491)

Net cash used in investing activities	(111,324,925)	(217,545,887)	(18,515,837)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	37,178,099	48,205,505	-
Repayments of notes payable - non-recourse	(77,577,846)	(53,805,671)	-
Issuance of additional member shares, net of sales and offering expenses paid	64,589,307	163,841,386	93,329,994
Redemption of additional member shares	(1,097,980)	(41,454)	-
Refund of initial member share	-	-	(1,000)
Financing costs paid	-	(492,593)	(37,205)
Increase in restricted cash	-	-	(909,185)
Due to Manager and affiliates, net	(94,636)	44,941	-
Cash distributions to members	(37,526,263)	(16,768,014)	(2,581,946)
Minority interest contribution in joint venture, net	5,841,830	-	-
Distributions to minority interest holders	(1,790,473)	(2,225,979)	-

Net cash (used in) provided by financing activities	(10,477,962)	138,758,121	89,800,658

Effects of exchange rates on cash and cash equivalents	1,946,561	(987,061)	-

Net (decrease) increase in cash and cash equivalents	(18,861,126)	(10,249,245)	71,447,920
Cash and cash equivalents, beginning of the year	61,200,675	71,449,920	2,000

Cash and cash equivalents, end of the year	$42,339,549	$61,200,675	$71,449,920

See accompanying notes to consolidated financial statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

			For the Period
			from May 6, 2005
			(Commencement of
			Operations) through
	Years Ended December 31,		December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,399,452	$10,632,204	$-

Cash paid during the year for income taxes	$4,390,849	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse long-term debt	$66,656,754	$271,698,228	$-

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$12,630,780	$5,398,372	$-

Transfer from other assets to investments in leased equipment at cost	$-	$2,828,287	$-

Transfer from investments in joint ventures to leased equipment at cost	$-	$7,695,494	$-

See accompanying notes to consolidated financial statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)  Organization

ICON Leasing Fund Eleven, LLC and subsidiaries (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  From time to time, the LLC also purchases equipment and sells it to its leasing customers.  The LLC will continue until December 31, 2024, unless terminated sooner.

The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions at the discretion of its manager to its members commencing with each member's admission to the LLC, continuing through the operating period, which period will end no later than April 4, 2012, but may be extended for up to an additional three years at the discretion of its manager; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of the LLC's investments and distribute the excess cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC had its initial closing on May 6, 2005 (the “Commencement of Operations”) with the initial sale of member shares.  Through April 20, 2007, the final closing, the LLC sold 365,199 member shares, representing $365,198,690 of capital contributions.  Through December 31, 2007, the LLC redeemed 1,340 additional member shares, leaving 363,859 additional member shares outstanding at December 31, 2007.  Beginning with the Commencement of Operations, the LLC has paid sales commissions incurred to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), an entity owned by the Manager.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Beginning with the Commencement of Operations through December 31, 2007, the LLC has paid $29,210,870 of sales commissions to third parties, $6,978,355 of organizational and offering expenses to the Manager, and $7,304,473 of underwriting fees to ICON Securities.  For the twelve months ended December 31, 2007, the LLC paid $5,837,282 of sales commissions to third parties, $1,095,103 of organizational and offering expenses to the Manager, and $1,460,137 of underwriting fees to ICON Securities.

The LLC’s offering period ended on April 20, 2007 and its operating period commenced.  The LLC will invest most of the net proceeds from its offering in items of equipment that are subject to leases, equipment financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments are made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 2012, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)  Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and all subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash and cash equivalents and restricted cash

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Restricted cash consists primarily of time deposits held by the lender for the difference in the monthly rental payments and the related debt service of the LLC’s non-recourse long term debt.

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 15 for concentration of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term which range from 4 to 5 years to the asset’s residual value.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Held for Sale or Lease, Net

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

Equipment held for sale or lease is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

Revenue Recognition

The LLC leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable.  Accounts receivable are stated at their estimated net realizable value.  Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

The Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s policy relating to impairment review.

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2007.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Costs on originated loans are reported as other non-current assets. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial direct costs

The LLC capitalizes initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to the LLC Agreement, acquisition fees paid to the Manager are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

Income Taxes

The LLC is taxed as a partnership for federal and state income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

Certain of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these certain entities the LLC uses the liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

The LLC adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  Accordingly, the LLC records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The LLC recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense.  The adoption of FIN 48 did not have any impact on the LLC’s consolidated financial statements.

Per Share Data

Net income (loss) per share is based upon the weighted average number of additional member shares outstanding during the period.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their shares for at least one year before redemptions will be permitted.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying Consolidated Statements of Changes in Members’ Equity and Accumulated Other Comprehensive Income and consists of net income and other gains and losses affecting members’ equity that are excluded from net loss.

Derivative Financial Instruments

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The LLC designates certain derivative financial instruments, for accounting purposes, as a hedge. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedging instruments, the LLC evaluates the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized in the consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the earnings in the period in which the changes occur or when such instruments are settled.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk free rate and the volatility percentage.  The change in fair value of warrants is recognized in the consolidated statement of operations. The impact on the statement of operations was not material for any year presented.

Foreign Currency Translation

Assets and liabilities having non-United States dollar functional currencies are translated at month-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues and expenses and cash flow items are translated at weighted average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Manager has not yet determined whether SFAS No. 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Manager believes the LLC will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)  Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected is reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Manager is currently evaluating the impact of adopting SFAS No. 159 on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

(3)  Leasing Portfolio

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

During the year ended December 31, 2007 and from the date of acquisition through December 31, 2006, the LLC purchased approximately $37,915,000 and $49,636,000 of new equipment, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)  Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31:

	2007	2006
Minimum rents receivable	$104,858,623	$100,400,811
Estimated residual values	7,440,417	5,834,948
Initial direct costs, net	2,583,319	3,457,416
Unearned income	(15,359,934)	(15,302,719)

	$99,522,425	$94,390,456

Less: Current portion of net investment in finance lease	10,442,124	4,482,077

Net investment in finance leases, less current portion	$89,080,301	$89,908,379

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2007:

Year Ending
December 31,
2008	$34,406,874
2009	25,665,631
2010	17,519,797
2011	9,032,318
2012	7,881,629
Thereafter	10,352,374
$104,858,623

Teal Jones

On November 8, 2006, through two wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, "ICON Teal Jones"), the LLC entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States. The 84 month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones. The total lease financing amount was approximately $22,224,000.  The LLC paid an acquisition fee to the Manager of approximately $667,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated.  The Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013. The Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2007 and 2006, the balance of the Note was $12,722,006 and is reflected as mortgage note receivable on the accompanying consolidated balance sheets. The LLC paid an acquisition fee to the Manager of approximately $399,000 relating to this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)  Net Investment in Finance Leases - continued

Leasing Portfolio

As part of the acquisition of the Leasing Portfolio from Clearlink, the LLC acquired a finance lease effective as of April 4, 2006.  The LLC is receiving annual rental payments denominated in Canadian dollars on this finance lease through August 31, 2015, which have been translated to approximately USD $2,747,000 for the year ended December 31, 2007.  Additionally, the LLC assumed liabilities related to this finance lease, which were approximately USD $12,114,000 at December 31, 2007, and are classified as leasing payables in the accompanying consolidated balance sheet.  These liabilities are being paid by the LLC in equal monthly installments of approximately USD $132,000 from December 31, 2007 through August 2015.

Information Technology Equipment

On December 20, 2007, the LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”) with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V as of December 31, 2007 were approximately $12,982,000, of which the LLC’s share was approximately $7,140,000.  The LLC paid an acquisition fee to the Manager of approximately $214,000 relating to this transaction.

(5)  Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31:

	2007	2006
Container vessels	$141,620,324	$142,500,324
Tanker vessels	115,097,430	115,097,430
Product tankers	91,678,632	-
Auto parts manufacturing equipment	13,705,284	-
Information Technology Equipment	42,686,715	35,391,598
Manufacturing equipment	25,064,743	-
Other	97,642,424	91,182,242

	527,495,552	384,171,594
Less: accumulated depreciation	(109,756,923)	(47,105,223)

	$417,738,629	$337,066,371

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)  Leased Equipment at Cost – continued

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

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,876,000, (ii) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,273,000.  The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels (see Note 8).  The LLC incurred professional fees of approximately $336,000 and paid to the Manager an acquisition fee of approximately $4,236,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”).  The acquisition of the ZIM Vessels was consummated by the LLC acquiring all of Old Course’s right, title and interest in and to all of the issued and outstanding shares (the “AS Shares”) of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively, the “AS Companies”) and all of Old Course’s and the AS Companies’ right, title and interest in and to all of the issued and outstanding limited partnership interests (the “KS Shares,” and collectively with the AS Shares, the “Shares”) of the KS Companies.  The acquisition of the ZIM Vessels has been treated as an asset purchase.

In connection with the acquisition of the ZIM Vessels, a controlling affiliate of Old Course issued a guaranty for the benefit of the ZIM Purchasers, dated June 21, 2006, guaranteeing the obligations of Old Course under the purchase and sale agreement (the “PSA”) and Old Course and the ZIM Purchasers entered into an Escrow Agreement to secure the indemnification obligations of Old Course under the PSA.  Pursuant to the terms and conditions of the Escrow Agreement, the ZIM Purchasers deposited $2,000,000 of the purchase price into escrow (the “Escrow Amount”), which has been released to Old Course as of December 31, 2007 since no claims were made prior to the first anniversary of the closing of the acquisition.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)  Leased Equipment at Cost – continued

The Tankers are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”).  The bareboat charters expire in February 2011. The purchase price for the Tankers was approximately $115,097,000, comprised of (i) approximately $22,650,000 in cash, (ii) the assumption of approximately $80,000,000 of senior non-recourse debt obligations, (iii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations (see Note 8) and (iv) less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations.  The LLC incurred professional fees of approximately $290,000 and paid the Manager an acquisition fee of approximately $3,379,000 relating to these transactions.  These fees were capitalized as part of the acquisition cost of the Tankers.

Product Tankers

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax 95,649 DWT product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. (see Note 8).  The LLC paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, a bareboat charter was entered into by an affiliate of Teekay Corporation for a term of 60 months.  The charter commenced on April 11, 2007.

Auto Parts Manufacturing Equipment

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $42,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.  The leases commenced on April 1, 2007.

On October 26, 2007, HSA, a lessee of ICON Heuliez, and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for procedure de sauvegarde, a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  ICON Heuliez’s other lessee, Heuliez Invesissements SNC, did not file for procedure de sauvegarde.  HSA has paid all amounts due under the lease and has notified ICON Heuliez that it will continue to make timely payments in full. The lease remains in full force and effect.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)  Leased Equipment at Cost - continued

Information Technology Equipment

On November 17, 2005, the LLC, along with ICON Income Fund Eight A L.P. (“Fund Eight A”) and Fund Ten, both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of approximately 44%, 12% and 44%, respectively, to purchase telecommunications equipment from various vendors on lease to Global Crossing. On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed Fund Eight A’s, Fund Ten’s and the LLC’s ownership interests to approximately 8.0%, 30.6% and 61.4%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing at March 31, 2006 and consolidated its results of operations beginning April 1, 2006.  The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which the LLC’s share was approximately $15,429,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment (including initial direct costs of approximately $157,000) that is subject to a lease with Global Crossing. The term of the lease is 48 months, and the lease commenced on April 1, 2006.  The LLC paid an acquisition fee to the Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

On December 29, 2006, the LLC, through its wholly-owned subsidiary, ICON Global Crossing III, LLC (“Global Crossing III”), purchased telecommunications equipment for approximately $9,779,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The base lease term of the lease is 48 months, and commenced on January 1, 2007.  The LLC paid or accrued an acquisition fee to the Manager of approximately $293,000 relating to this transaction.

Manufacturing Equipment

On September 28, 2007, the LLC completed the acquisitions and simultaneously leased back substantially all of the manufacturing assets of W Forge Holdings Inc. (“W Forge”), MW Scott, Inc., and MW Gilco, LLC, wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees to the Manager for W Forge, MW Scott, Inc., and MW Gilco, LLC of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases commenced on October 1, 2007 and continues for a period of 60 months.

In connection with the W Forge transaction, the LLC also provided $6,500,000 in short-term financing that was recorded as short term notes receivables.  W Forge is to make interest only payments at a rate of 14% per annum payable on the 30th and 60th days following the close.  Also due on the 60th day is a balloon payment of all principal outstanding.  On November 15, 2007, W Forge repaid $6,500,000 of borrowings plus interest to the LLC.

Simultaneously with the closing of the transactions with W Forge, MW Scott, Inc. and MW Gilco, LLC, ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, and Fund Ten (together, the “Participating Funds”), completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each of the subsidiary’s obligations under its respective leases (including those of W Forge, MW Scott, Inc., and MW Gilco, LLC) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)  Leased Equipment at Cost - continued

On December 10, 2007, the LLC completed the acquisitions and simultaneously leased back substantially all of the manufacturing assets of MW General, Inc. (“General”), and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  The LLC paid acquisition fees to the Manager for General and AMI of approximately $12,000 and $51,000, respectively.  Each of the leases commenced on January 1, 2008 and continue for a period of 60 months.

Simultaneously with the closing of the transaction with General and AMI, the Participating Funds completed similar acquisitions with two other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary. Each subsidiary’s obligations under its respective leases (including those of General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

On December 10, 2007, the LLC, along with the Participating Funds, amended the original leases that closed on September 28, 2007 with W Forge, MW Scott, Inc., and MW Gilco, LLC and the two other MWU subsidiaries to have lease terms continue for a period of 60 months commencing on January 1, 2008.

Other

During 2007, the LLC entered into various operating leases for its manufacturing, transportation, bank machines and office equipment.  The leases range in terms from less than 12 months to 48 months and expire through July 2011.

Depreciation expense related to leased equipment approximated $79,841,000, $52,663,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at December 31, 2007:

Year Ending
December 31,
2008	$96,417,841
2009	84,904,528
2010	67,354,568
2011	25,556,836
2012	10,007,428
$284,241,201

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)  Notes Receivable on Financing Facility

On August 13, 2007, the LLC, along with a consortium of other lenders entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the construction of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels. The LLC will receive principal payments starting in October 2008. In the interim period, interest will be paid on a quarterly basis using a range of rates from 8.36% to 9.01%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock. The fair value of these warrants, approximately $115,000 on the transaction date has been reflected as a discount on the face amount of the notes receivables. For the year ended December 31, 2007, the LLC recognized a loss of $25,024 in other financial loss from the decline in the fair value of the warrants.

At December 31, 2007, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $89,641.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.23, expiration date of April 6, 2014, a volatility of 250%, and the risk free interest rate of 3.98%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and attributing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At December 31, 2007, the LLC had loaned approximately $4,202,000. In 2008, the LLC loaned an additional $165,000.

(7)  Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed and controlled by the Manager, formed four joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The four joint ventures described below are minority owned and accounted for under the equity method.

ICON EAM, LLC

On November 9, 2005, the LLC, along with Fund Ten, formed ICON EAM, LLC (“ICON EAM”) and each contributed approximately $5,620,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the Master Lease. The Manager attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on the Manager’s further due diligence, the Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time. All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In May 2007, ICON EAM’s initial investment and all accrued interest were returned to the LLC and Fund Eleven of approximately $13,695,000, of which the LLC’s share was approximately $6,848,000. The LLC’s net carrying value of ICON EAM is $3,500 at December 31, 2007.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(7)  Investments in Joint Ventures - continued

On March 13, 2006, pursuant to the Master Lease, the shareholders of Energy Asset Management plc, the parent company of EAM, issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, the Manager had estimated the value of the warrants to be zero in part because Energy Asset Management plc was privately held with no current market for its shares.  Later in March 2006, Energy Asset Management plc completed a reverse-merger with a United Kingdom public company. The warrants are exercisable for five years after issuance and have a strike price of 1.50p.   At December 31, 2007, the Manager determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants is approximately $7,000; the LLC’s share was approximately $3,500.

Information as to the financial position and results of operations of ICON EAM, LLC  are summarized below:

		December 31,
		2007	2006
Current Assets		$7,000	$14,383,028
Non-current Assets		-	69,569
Equity		7,000	14,452,597
LLC's share of equity		3,500	7,226,451

			Period From November 9, 2005 (Commmencement of Operations) through December 31, 2005
	Years Ended December 31,
	2007	2006

Revenue	$261,650	$536,199	$-
Expenses	74,936	5,033	-
Net income	186,714	531,166	-
LLC's share of net income	93,357	265,583	-

ICON AEROTV, LLC

On December 22, 2005, the LLC, along with Fund Ten, formed ICON AEROTV, LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest. During February and March 2006, ICON AeroTV purchased approximately $986,000 of equipment that was leased to AeroTV Ltd. (“AeroTV”) with lease terms that expire between December 31, 2007 and June 30, 2008. On August 3, 2006, ICON AeroTV agreed to purchase approximately $844,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, ICON AeroTV paid approximately $371,000 of the agreed upon purchase price of $844,000 and agreed to pay the remaining $473,000 conditioned upon AeroTV installing the leased equipment.  AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(7)  Investments in Joint Ventures - continued

In February 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. ICON AeroTV is currently in the process of attempting to have the judgment reinstated. At this time, it is not possible to determine the ability to collect the judgment if it is reinstated.

ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a loss of approximately $152,000, of which the LLC’s share was approximately $76,000. During March 2007, ICON AeroTV collected approximately $215,000 of the remaining rent balance. In May 2007, all unexpended amounts previously contributed to ICON AeroTV for the purchase of on board digital audio/visual systems were returned to the LLC and Fund Ten, which amount together with accrued interest was approximately $5,560,000, of which the LLC’s share was approximately $2,780,000.

ICON Global Crossing II

On September 28, 2006, Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Manager, formed ICON Global Crossing II LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000.

On September 28, 2006, ICON Global Crossing II purchased approximately $12,044,000 of telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

On October 31, 2006, the LLC made a capital contribution of approximately $1,841,000 to ICON Global Crossing II.  The contribution changed the ownership interests of ICON Global Crossing II for Fund Ten, Fund Nine and the LLC at October 31, 2006 to 72.34%, 14.40% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

The LLC paid approximately $55,000 in acquisition fees to the Manager, which was capitalized to other assets and is being amortized to operations over the corresponding lease term.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(7)  Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Global Crossing II at December 31, 2007 and 2006 and for the year ended December 31, 2007, and the  period from September 27, 2006 (commencement of operations) through December 31, 2006 are summarized below:

	December 31,
	2007	2006
Current Assets	$73,611	$231,589
Non-current Assets	10,491,304	13,214,008
Current Liabilities	50,416	116,610
Equity	10,514,499	13,328,987
LLC's share of equity	1,416,404	1,789,605

		Period From September 27, 2006 (Commmencement of Operations) through December 31, 2006
	Year Ended December 31,
	2007

Revenue	$3,923,808	$819,980
Expenses	2,865,456	673,046
Net income	1,058,352	146,934
LLC's share of net income	140,337	20,149

ICON EAR, LLC

On December 28, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with interests of 45% and 55%, respectively.  ICON EAR completed the acquisition and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for an initial acquisition price of $6,935,000, of which the LLC’s share was approximately $3,121,000.  The LLC paid acquisition fees of approximately $94,000 to the Manager.  ICON EAR will collect $4,332 per day until the commencement of the lease term, which is the earlier of June 30, 2008 or upon meeting of a specific threshold and will continue for 60 months.

(8)  Non-Recourse Long-Term Debt

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

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) matures on November 18, 2010 and accrues interest at the London Eurocurrency Market Offered Rate (“LIBOR”) plus 1.25% per year.  This portion of the senior non-recourse debt obligation required quarterly principal payments of $1,900,000 through November 2006 and requires quarterly principal payments of $1,800,000 through November 2007 and $1,600,000 through August 2010.  On November 12, 2010, a balloon payment of approximately $12,500,000 is due and payable.   The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On August 18, 2006, November 18, 2006, February 18, 2007, and November 18, 2007, the LLC paid $900,000, $200,000, $400,000, and $800,000, respectively, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)  Non-Recourse Long-Term Debt - continued

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

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse debt obligation and minimize the LLC’s risk for interest rate fluctuations.     The interest rate swap contracts have a fixed interest rate of 4.16% for M/V ZIM Japan, 4.72% for M/V Adaman Sea (f/k/a ZIM America), and 4.74% for M/V ZIM Hong Kong and M/V ZIM Israel.    No hedge designation has been made by the LLC on these interest rate swaps for accounting purposes, therefore, the LLC recognizes the periodic change in the fair value of the interest rate swap contracts through the statement of operations.

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

At December 31, 2007 and 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the ZIM Vessels was $77,400,000 and $95,050,000, respectively.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)  Non-Recourse Long-Term Debt - continued

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

As part of the acquisition of the Tankers, the Tanker Purchasers entered into four interest rate swap contracts.  These interest rate swap contracts were established in order to fix the variable interest rate on the senior non-recourse debt obligations and minimize the LLC’s risk for interest rate fluctuations.  These interest rate swap contracts fix the LIBOR interest rate at 5.59%.  The LLC accounts for these swap contracts as cash flow hedges and recognizes the change in the fair value in other comprehensive income (loss).

In connection with the acquisition of the Tankers, the Tanker Purchasers assumed junior non-recourse debt obligations of approximately $10,000,000 with Top Tankers, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard.  The junior non-recourse debt obligations all mature on March 14, 2011 and do not accrue interest.  The LLC has recorded the junior non-recourse debt at its net present value at June 16, 2006, which was approximately $8,778,000, and will impute interest at 2.75% per year, which is the rate of interest on similar junior debt obligations that the LLC holds.  Top Tankers has a second priority security interest in the Tankers as security for the junior non-recourse debt obligations.  At  December 31, 2007 and 2006, the outstanding balance of the senior and junior non-recourse debt obligations for the Tankers was $67,668,000 and $81,919,000, respectively.

Product Tankers

In connection with the acquisition of the Teekay Vessels (see Note 5), the Teekay Purchasers entered into a non-recourse senior secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corp. (“Fortis Capital”) for approximately $66,660,000.  Pursuant to the terms of the Teekay Loan Agreement, there were two advances of approximately $33,330,000 each for the acquisition of the Senang Spirit and the Sebarok Spirit, respectively.  The advances are both cross-collateralized, have a maturity date of April 11, 2012 and accrue interest at LIBOR plus 1.00% per year.

The advances require monthly principal payments through April 11, 2012, totaling approximately $5,796,000 in 2007, $8,924,000 in 2008, $9,515,000 in 2009, $10,051,000 in 2010, $10,659,000 in 2011, and $2,939,000 in 2012.  On April 11, 2012, a balloon payment of approximately $18,800,000 is due and payable.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. At December 31, 2007, the outstanding balance of the non-recourse debt obligations for the Teekay Vessels was $60,860,640.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)  Non-Recourse Long-Term Debt - continued

As part of the acquisition of the Teekay Vessels, the LLC assumed two interest rate swap contracts.  These interest rate swap contracts were established in order to fix the variable interest rate on the senior non-recourse debt obligation to minimize the LLC’s risk for interest rate fluctuations.  These interest rate swap contracts have an aggregate notional amount of $30,430,320 per contract with a fixed interest rate of 5.125%.  As of December 31, 2007, the LLC accounted for these swap contracts as cash flow hedges.

Leasing Portfolio

In connection with the acquisition of the Leasing Portfolio from Clearlink (see Note 3), the LLC incurred non-recourse debt obligations.  In the ordinary course of operations, the LLC continually enters into non-recourse debt obligations in order to finance acquisitions relating to the Clearlink operations.  For the year ended December 31, 2007, the LLC incurred additional borrowings of approximately $38,482,000.  At December 31, 2007, the Leasing Portfolio’s non-recourse debt obligations accrue interest at rates ranging from 4.59% to 8.09% per year and mature at various dates through September 2015.  At December 31, 2007 and 2006, the outstanding balance of the non-recourse debt obligations was approximately $79,565,000 and $83,958,105, respectively.

As of December 31, 2007 and 2006, the LLC had deferred financing costs of $1,149,691 and $438,000, respectively. For the year ended December 31, 2007 and 2006 the LLC recognized amortization expense of $168,309 and $42,000, respectively.

The aggregate maturities of non-recourse debt consist of the following at December 31, 2007:

Year Ending
December 31,
2008	$79,084,120
2009	64,198,295
2010	67,647,805
2011	47,718,324
2012	23,445,118
Thereafter	3,400,746
Total	$285,494,408

(9)  Revolving Line of Credit, Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager Fund Eight B, Fund Nine, and Fund Ten (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(9)  Revolving Line of Credit, Recourse - continued

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement. The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender at LIBOR plus 2.75% per year to LIBOR plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit Fund Twelve as a permitted borrower.

The Borrowers were in compliance with these covenants at December 31, 2007.  The Borrowers were in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement as of such date.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. The LLC had no borrowings outstanding under the Facility as of such date.  The balance of $6,255,000 relates to borrowings by Fund Eight B ($1,255,000) and Fund Ten ($5,000,000).  Subsequent to December 31, 2007, Fund Ten made repayments of $5,000,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(10)  Deferred Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies under the laws of Canada and are taxed as corporations in Canada.  The LLC has other indirect wholly-owned subsidiaries that are taxed as corporations in Barbados.

The components of loss before income taxes were:

	Years Ended December 31,
	2007	2006
Nontaxable (1)	$(337,323)	$(3,765,402)
Taxable (1)	62,557	(853,336)
Loss before income taxes	$(274,766)	$(4,618,738)

(1) The distinction of the taxable and non-taxable activities were determined based on the locations of the taxing authories.

The components of the provision for income taxes for the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
Current:
Foreign national and provincial taxes	$293,016	$2,709,662

Deferred:
Foreign national and provincial taxes	1,911,211	(2,631,794)

Provision for income taxes	$2,204,227	$77,868

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(10)  Deferred Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. The significant components of deferred tax assets consisted of the following at December 31:

Deferred tax assets:	2007	2006
Current deferred tax assets
Reversal of reserve	$15,446	$-
Total current deferred tax assets	15,446	-

Non-current deferred tax assets
Investments in operating leases	6,791,525	25,810,931
Unrealized taxable capital loss	265,548	-
Net operating loss carryforward	3,760,519	-
Total non-current deferred tax assets before valuation allowance	10,817,592	25,810,931
Valuation allowance	(2,716,674)	-
Total non-current deferred tax assets after valuation allowance	8,100,918	25,810,931
Total deferred tax assets	8,116,364	25,810,931

Non-current deferred tax liabilities:
Net investments in finance leases	(6,581,443)	(23,256,477)
Unrealized taxable capital gain	(571,326)	-
Total deferred tax liabilities	(7,152,769)	(23,256,477)
Net deferred tax assets	$963,595	$2,554,454

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows:

	2007	2006
U.S. Federal statutory income tax rate	34.0%	35.0%
Rate benefit for U.S. partnership operations	(34.0)%	(35.0)%
Foreign taxes	802.2%	1.7%

	802.2%	1.7%

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(11)  Transactions with Related Parties

The LLC has agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties.  The Manager was entitled to receive 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 to $100,000,000 and 1.5% of capital raised over $100,000,000 for organizational and offering expense.  ICON Securities was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the Additional Members.

In accordance with the terms of the LLC Agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager has assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to the Manager’s Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

The Manager will perform certain services relating to the management of the LLC’s equipment leasing and financing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid or accrued distributions to the Manager of $375,190, $167,738 and $25,834 for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.  Additionally, the Manager’s interest in the LLC’s net loss was $24,790, $46,966 and $4,042 for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(11)  Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005 were as follows:

					For the Period
					from May 6, 2005
					(Commencement of Operations)
			Year Ended	Year Ended	through
			December 31,	December 31,	December 31,
Entity	Capacity	Description	2007	2006	2005
ICON Capital Corp.	Manager	Organization and	$1,095,103	$2,776,771	3,106,481
		offering expenses (1)
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	1,460,137	3,702,362	2,141,975
ICON Capital Corp.	Manager	Acquisition fees (2)	4,624,646	15,915,968	2,398,346
ICON Capital Corp.	Manager	Management fees (3)	6,662,395	4,076,873	-
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	5,423,388	5,877,044	1,082,658
Total fees paid to the Manager			$19,265,669	$32,349,018	$8,729,460

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Charged directly to operations.

At December 31, 2007 and 2006, the LLC had a net payable due to its Manager and affiliates that consisted primarily of accruals due to the Manager for acquisition fees, administrative expense reimbursements and management fees of approximately $300,000 and $515,000, respectively.

(12)  Interest Rate Swap Contracts

Cash Flow Hedges

The LLC is exposed to interest rate risk on the floating-rate non-recourse long-term debt and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2007 the LLC had six floating-to-fixed interest rate swaps which were designated as cash flow hedges with notional amounts of $119,360,640. As of December 31, 2006 the LLC had four floating-to-fixed interest rate swaps which were designated as cash flow hedges with notional amounts of $58,500,000.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive income/(loss) and recognized contemporaneously with the earning effects of the hedged item. The fair value was determined using market prices and pricing models at December 31, 2007 and 2006.

At December 31, 2007, the LLC had six floating-to-fixed interest rate swaps related to the Companies and the Teekay Vessels. The total unrealized loss recorded to accumulated other comprehensive income/(loss) relating to the changes in fair value of these interest rate swaps was $2,663,701.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(12)  Interest Rate Swap Contracts - continued

At December 31, 2006 the LLC had four floating-to-fixed interest rate swaps related to the Companies. The total unrealized loss recorded to accumulated other comprehensive income/(loss) relating to the changes in fair value of these interest rate swaps was $928,750.

For the year ended December 31, 2007 a loss of $257,672 was recorded in earnings representing the amount of hedges’ ineffectiveness. For the year ended December 31, 2006 the amounts recorded in earnings representing the amount of hedges’ ineffectiveness was not significant. The LLC expects to transfer approximately $468,000 from accumulated other comprehensive income/(loss) to earnings in the next 12 months, as the derivative financial instruments and their underlying hedged items are paid down, along with the earnings effects of the related forecasted transactions in the next 12 months.

Other Interest Rate Swaps

As of December 31, 2007 and 2006, the LLC had three fixed-to-floating interest rate swaps outstanding with aggregate notional amounts of $69,500,000 and $85,025,000, respectively.

No hedge designation was made for these swaps and the fair value loss of $1,782,307 and $1,203,273 for the years ended December 31, 2007 and 2006, respectively, was recorded as a loss on derivative instruments.

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

It is the LLC’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under the ISDA Maser Agreement, the LLC agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any counterparty should that counterparty default. As of December 31, 2007, the LLC does not have an economic exposure to loss due to credit risk on derivative financial instruments if the bank counterparty was to default.

(13)  Fair Value of Financial Instruments

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of certain non-recourse notes payable, approximates fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the LLC’s fixed rate non-recourse long-term debt was determined based upon the review of similar long-term debt interest rates entered into around December 31, 2007 and calculating the present value using those rates for the remaining terms and payments on the non-recourse debt.  There are no other known factors affecting the fair value at December 31, 2007.  The estimated fair value of the LLC’s mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the LLC’s internal pricing strategies.

	Carrying Amount	Fair Value

Mortgage note receivable	$12,722,006	$15,434,000

Fixed rate non-recourse long-term debt	$79,565,446	$81,324,000

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(14)  Share Redemptions

The Manager consented to the LLC redeeming 1,287 and 53 member shares for the years ended December 31, 2007 and 2006, respectively. The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued.  Redeemed member shares are accounted for as a reduction of members' equity.

(15) Concentrations

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

For the year ended December 31, 2007, the LLC had two lessees that accounted for approximately 36% of rental and finance income. No other lessees accounted for more than 10% of rental and finance income.  For the year ended December 31, 2006, the LLC had two lessees that accounted for approximately 32% of rental and finance income.  The LLC has a concentration in marine vessels.  No other lessees accounted for more than 10% of rental and finance income.

(16) Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases, net of accumulated depreciation, and investments in joint ventures are as follows at December 31, 2007 and 2006:

	Year Ended December 31, 2007
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$30,904,439	$20,003,335	$3,598,437	$48,981,094	$103,487,305
Finance income	2,410,419	5,004,995	-	-	7,415,414
Income from investments in joint ventures	143,325	-	(62,823)	-	80,502

	$33,458,183	$25,008,330	$3,535,614	$48,981,094	$110,983,221

	At December 31, 2007
	United
	States	Canada	Europe	Vessels (a)	Total

Net investment in finance leases	$36,443,538	$63,078,887	$-	$-	$99,522,425
Leased equipment at cost, net	$80,787,259	$26,318,070	$308,159,918	$2,473,382	$417,738,629
Investments in joint ventures	$4,633,764	$-	$4,629	$-	$4,638,393
Equipment held for sale or lease	$1,147,750	$1,079,155	$-	$-	$2,226,905
Mortgage notes receivable	$-	$12,722,006	$-	$-	$12,722,006

 (a) The LLC's vessels are chartered to two separate companies : four vessels are chartered to ZIM and four vessels are chartered to Top Ships. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impractical.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(16) Geographic Information - continued

	Year Ended December 31, 2006
	United		United
	States	Canada	Kingdom	Vessels (a)	Total
Revenue:
Rental income	$22,353,456	$19,901,319	$294,918	$21,510,519	$64,060,212
Finance income	1,456,723	2,251,132	-	-	3,707,855
Income from investments in joint ventures	186,844	-	150,954	-	337,798

	$23,997,023	$22,152,451	$445,872	$21,510,519	$68,105,865

	Year Ended December 31, 2006
	United		United
	States	Canada	Kingdom	Vessels (a)	Total

Net investment in finance leases	$28,836,383	$66,058,344	$-	$-	$94,894,727
Leased equipment at cost, net	$61,442,137	$33,081,288	$2,256,490	$240,286,456	$337,066,371
Investments in joint ventures	$1,789,605	$-	$10,016,129	$-	$11,805,734
Equipment held for sale or lease	$1,199,041	$1,433,125	$45,951	$-	$2,678,117
Mortgage notes receivable	$-	$12,722,006	$-	$-	$12,722,006

(a) The LLC's vessels are chartered to two separate companies : four vessels are chartered to ZIM and four vessels are chartered to Top Tankers. When the LLC charters a vessel to a Charterer, the Charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impractical.

(17) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2007 and 2006:

					Year ended
	Quarters Ended in 2007				December 31,
	March 31,	June 30,	September 30,	December 31,	2007
Total Revenue	$26,873,569	$29,490,437	$29,405,530	$31,847,570	$117,617,106
Net (loss) income allocable to additional members	$(1,467,678)	$2,124,697	$(1,951,726)	$(1,159,496)	$(2,454,203)
Net (loss) income per weighted average
additional members share	$(4.62)	$5.87	$(5.36)	$(2.86)	$(6.97)

					Year ended December 31, 2006
	Quarters Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Total Revenue	$5,338,018	$16,608,196	$24,698,883	$25,251,949	$71,897,046
Net income (loss) allocable to additional members	$610,165	$218,936	$(3,895,979)	$(1,582,762)	$(4,649,640)
Net income (loss) per weighted average
additional members share	$4.74	$1.25	$(17.79)	$(5.94)	$(23.49)

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(18) Commitments and Contingencies and Off Balance Sheet Transactions

The LLC has a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from us, acting as a reseller and procuring equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with us.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.  In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.  While the amount of equipment actually purchased rarely meets the pre-approved amount, it is an indicator of the amount of business that we anticipate entering into with these lessees in the upcoming quarter.  At December 31, 2007, the LLC had approved approximately $34,355,000 for equipment purchases during the next quarter with lease terms commencing on or before April 1, 2008, of which approximately $12,700,000 was for U.S. lessees, approximately $11,668,000 was for Canadian lessees and approximately $9,987,000 was for United Kingdom lessees.

On September 28, 2007 and December 10, 2007, the LLC completed the acquisition of substantially all of the machining and metal working equipment of W Forge, MW Scott, Inc., MW Gilco, LLC, General, and AMI wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with W Forge, MW Scott, Inc., MW Gilco, LLC, General, and AMI, the Participating Funds completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each of the subsidiary’s obligations under its respective leases (including those of W Forge, MW Scott, Inc., MW Gilco, LLC General, and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of the credit support agreement matches that of the lease agreements.  No amounts were accrued at December 31, 2007 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

(19) Income Tax Reconciliation (Unaudited)

At December 31, 2007 and 2006, the members’ equity included in the consolidated financial statements totaled $261,223,876 and $232,896,485, respectively. The members’ capital for Federal income tax purposes at December 31, 2007 and 2006 totaled $342,665,956 and $299,440,646, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the Additional Member’s capital accounts for financial reporting purposes but not for federal income tax reporting purposes and the differences in gain (loss) on sale of equipment, depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2007, 2006, and 2005 as follows:

	2007	2006	2005
Net loss per consolidated financial statements	$(2,478,993)	$(4,696,606)	$(404,201)

Depreciation, amortization and impairments	2,165,886	12,841,270	-
Rental income	-	22,963,279	-
Deferred rental income	-	8,404,745	-
Finance income	9,129,723	(3,707,855)
Loss on sale of equipment	(2,795,099)	(6,125,959)	-
Other items	(2,949,089)	(3,958,057)	-

Net income (loss) for federal income tax purposes	$3,072,428	$25,720,817	$(404,201)

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning	Charged to Costs and		Charged to Deferred Tax			Other Charnges		Balance at End
	of Year	Expenses		Asset		Deduction	Add (Deduct)		of Year
Valuation for deferred tax assets:

Year ended December 31, 2007
Valuation for deferred tax asset
(deducted from deferred tax asset)	$-	$-		$2,716,674	(a)	$-	$-		$2,716,674

Year ended December 31, 2006
Valuation for deferred tax asset
(deducted from deferred tax asset)	$-	$-		$-		$-	$-		$-

Year ended December 31, 2005
Valuation for deferred tax asset
(deducted from deferred tax asset)	$-	$-		$-		$-	$-		$-

(a) The Manager has determined that it is less than likely that the net operating loss from one of the LLC’s wholly-owned subsidiaries in Canada will be recovered. Therefore, the Manager has established a valuation account for the net operating loss it does not expect to recover.

Allowance for doubtful accounts:

Year ended December 31, 2007
Allowance for doubtful accounts
(deducted from accounts receivable)	$70,015	$-		$-		$-	$3,306	(c)	$73,321

Year ended December 31, 2006
Allowance for doubtful accounts
(charge to bad debt expense)	$-	$70,015	(b)	$-		$-	$-		$70,015

Year ended December 31, 2005
Allowance for doubtful accounts
	$-	$-		$-		$-	$-		$-
(b) Accounts determined to be uncollectible and charged to bad debt expense
(c) Currency translation adjustment

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Leasing Fund Eleven, LLC (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ended December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “Manager”), the Manager of the Registrant (the “Board of Directors”).

The audit reports of Hays on the Registrant’s consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s fiscal years ended December 31, 2006 and 2005, and the subsequent interim period through November 26, 2007, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s General Partner:

While evaluating the Manager’s disclosure controls and procedures during 2006, Hays advised the Manager and the Manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the Manager to hire additional skilled accounting staff.  In response, the Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10, and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants was appointed Senior Vice President of Accounting.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007, is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  During the Registrant’s fiscal years ended December 31, 2006 and 2005, and the subsequent interim period through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A (T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2007, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Manager is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2007, its internal control over financial reporting is effective.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation, was formed in 1985 as a Connecticut corporation, which was reincorporated as a Delaware corporation effective June 1, 2007.  Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	53	Chairman and Director
Michael A. Reisner	37	Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director
Mark Gatto	35	Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director
Joel S. Kress	35	Executive Vice President — Business and Legal Affairs
H. Daniel Kramer	56	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	35	Senior Vice President — Business and Legal Affairs
Anthony J. Branca	39	Senior Vice President — Accounting and Finance
Craig A. Jackson	49	Senior Vice President — Remarketing and Portfolio Management

Thomas W. Martin, Chairman, has been a Director since August 1996.  Prior to joining ICON, Mr. Martin was the Executive Vice President, Chief Financial Officer, and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.  Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner, Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director, joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director, originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with our Manager in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined our Manager in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Anthony J. Branca has been Senior Vice President – Accounting and Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson was Vice President – Remarketing and Portfolio Management since February 2006.  He became a Senior Vice President in March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and  Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005.

Entity	Capacity	Description	2007	2006	2005
ICON Capital Corp.	Manager	Organization and
		offering expenses	$1,095,103	$2,776,771	$3,106,481
ICON Securities Corp.	Managing broker-dealer	Underwriting fees	$1,460,137	$3,702,362	$2,141,975
ICON Capital Corp.	Manager	Acquistion fees	$4,624,646	$15,915,968	$2,398,346
ICON Capital Corp.	Manager	Management fees	$6,662,395	$4,076,873	$-
ICON Capital Corp.	Manager	Administrative fees	$5,423,388	$5,877,044	$1,082,658

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid and accrued distributions to our Manager of $375,190, $167,738 and $25,834 for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.  Additionally, our Manager’s interest in our net loss was $24,790, $46,966 and $4,042 for the years ended December 31, 2007 and 2006 and for the period from May 6, 2005 (Commencement of Operations) through December 31, 2005, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 29, 2008, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 7 and 11 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2007 and 2006, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the board of directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit  services rendered for the years ended December 31, 2007 and 2006.

Principal Audit Firm - Ernst & Young LLP
	2007	2006
Audit fees	$235,000	$-
Tax fees	-	-

	$235,000	$-

Predecessor Audit Firm - Hays & Company LLP
	2007	2006
Audit fees	$110,450	$250,900
Tax fees	13,721	80,416

	$124,171	$331,316

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statements Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

10.1   Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2   Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

31.1 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

000−51916 File No. ICON Leasing Fund Eleven, LLC (Registrant) by its Manager, ICON Capital Corp.

Date: April 22, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: April 22, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: April 22, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Date: April 22, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

80