Form 10-Q
period 2008-03-31
ICON Leasing Fund Eleven, LLC
filed 2008-06-06
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2008

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer’’, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Number of outstanding limited liability company shares of the registrant on April 30, 2008 is 363,468.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$28,983,543	$42,339,549
Current portion of net investment in finance leases	10,013,758	10,442,124
Accounts receivable (net of allowance
for doubtful accounts of $72,516 and $73,321, respectively)	7,023,007	4,087,034
Restricted cash	1,016,949	1,426,170
Equipment held for sale or lease, net	3,794,478	2,226,905
Prepaid expenses	2,815,876	2,991,302
Other current assets	759,813	651,516

Total current assets	54,407,424	64,164,600

Non-current assets
Net investment in finance leases, less current portion	82,165,213	89,080,301
Leased equipment at cost, (less accumulated depreciation of
$119,531,303 and $109,756,923 respectively)	397,842,998	417,738,629
Note receivable on financing facility, net	4,252,390	4,087,568
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	4,435,153	4,638,393
Deferred income taxes	1,001,724	963,595
Other non-current assets, net	2,307,845	2,356,913

Total non-current assets	504,727,329	531,587,405

Total Assets	$559,134,753	$595,752,005

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$67,889,098	$79,084,120
Interest rate swap contracts	9,222,963	4,556,116
Deferred rental income	6,620,971	11,869,874
Current portion of leasing payables and other lease liabilities	2,925,712	5,253,451
Due to Manager and affiliates, net	567,436	296,476
Income taxes payable	274,016	139,310
Accrued expenses and other liabilities	2,606,128	3,995,256

Total current liabilities	90,106,324	105,194,603

Non-current liabilities
Non-recourse long-term debt, net of current portion	198,888,539	206,410,288
Leasing payables and other lease liabilities, net of current portion	9,730,033	10,533,826

Total non-current liabilities	208,618,572	216,944,114

Total Liabilities	298,724,896	322,138,717

Minority Interest	11,567,441	12,389,412

Commitments and contingencies (Note 13)

Members' Equity
Managing Member	(730,652)	(643,560)
Additional Members	247,836,895	256,754,095
Accumulated other comprehensive income	1,736,173	5,113,341

Total Members' Equity	248,842,416	261,223,876

Total Liabilities and Members' Equity	$559,134,753	$595,752,005

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Rental income	$27,506,275	$22,818,090
Finance income	1,911,039	2,332,210
Income from investments in joint ventures	78,465	35,680
Net gain on sales of new equipment	177,727	189,256
Net (loss) gain on sales of leased equipment	(227,049)	82,761
Interest and other income	758,246	1,415,572

Total revenue	30,204,703	26,873,569

Expenses:
Management fees - Manager	1,811,388	1,482,064
Administrative expense reimbursements - Manager	1,568,510	1,700,883
General and administrative	801,561	720,991
Interest	4,016,638	3,537,824
Depreciation and amortization	20,405,123	19,590,530
Loss on derivative instruments	1,493,972	360,590

Total expenses	30,097,192	27,392,882

Income (loss) before minority interest	107,511	(519,313)

Minority interest	(448,414)	(261,333)

Loss before income taxes	(340,903)	(780,646)

Provision for income taxes	27,671	701,857

Net loss	$(368,574)	$(1,482,503)

Net loss allocable to:
Additional Members	$(364,888)	$(1,467,678)
Manager	(3,686)	(14,825)

	$(368,574)	$(1,482,503)

Weighted average number of additional
member shares outstanding	363,563	317,954

Net loss per weighted average
additional member share outstanding	$(1.00)	$(4.62)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Loss	Equity
Balance, December 31, 2007	363,859	256,754,095	(643,560)	5,113,341	261,223,876
Net loss	-	(364,888)	(3,686)	-	(368,574)
Change in valuation of interest rate swap contracts	-	-	-	(3,253,516)	(3,253,516)
Foreign exchange translation adjustments	-	-	-	(123,652)	(123,652)
Comprehensive loss	-	-	-	-	(3,745,742)
Additional member shares redeemed	(355)	(280,039)	-	-	(280,039)
Cash distributions to members	-	(8,272,273)	(83,406)	-	(8,355,679)

Period ended March 31, 2008 (unaudited)	363,504	$247,836,895	$(730,652)	$1,736,173	$248,842,416

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(368,574)	$(1,482,503)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(3,502,983)	(737,536)
Finance income	(1,911,039)	(2,332,210)
Income from investments in joint ventures	(78,465)	(35,680)
Net loss (gain) on sales of new and leased equipment	49,322	(272,017)
Depreciation and amortization	20,405,123	19,590,530
Interest expense paid directly to lenders by lessees	964,405	72,156
Unrealized loss on derivative instruments	1,493,972	360,590
Minority interest	448,414	261,333
Deferred tax provision	(78,372)	-
Distributions to/from minority interest holders and joint ventures	(343,008)	(236,519)
Changes in operating assets and liabilities:
Collection of minimum rents receivable	10,972,321	4,841,080
Rents receivable	(2,952,067)	(986,135)
Other assets, net	748,276	(1,292,823)
Payables, deferred rental income and other liabilities	(8,985,953)	(3,787,409)
Due to Manager and affiliates, net	(183,066)	206,755

Net cash provided by operating activities	16,678,306	14,169,612

Cash flows from investing activities:
Investments in leased assets, net of cash received	(10,665,849)	(31,713,501)
Proceeds from sales of new and leased equipment	4,707,677	4,953,900
Investment in financing facility	(164,822)	-
Investment in mortgage note receivable	-	(661,743)
Proceeds from mortgage note receivable	-	568,797
Investments in joint ventures, net of cash acquired	-	(2,625)
Change in restricted cash	371,885	323,174
Distributions received from joint ventures in excess of profits	198,611	101,682
Other assets, net	-	(9,297,981)

Net cash used in investing activities	(5,552,498)	(35,728,297)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	4,497,793	8,675,040
Repayments of notes payable - non-recourse	(18,858,036)	(18,937,753)
Issuance of additional member shares, net of sales and offering expenses paid	-	50,565,892
Redemption of additional member shares	(280,039)	(136,048)
Due to Manager and affiliates, net	-	(61,111)
Cash distributions to members	(8,355,679)	(6,902,472)
Distributions to minority interest holders in joint ventures	(821,971)	(445,600)

Net cash (used in) provided by financing activities	(23,817,932)	32,757,948

Effects of exchange rates on cash and cash equivalents	(663,882)	79,095

Net (decrease) increase in cash and cash equivalents	(13,356,006)	11,278,358
Cash and cash equivalents, beginning of the period	42,339,549	61,200,675

Cash and cash equivalents, end of the period	$28,983,543	$72,479,033

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,136,701	$3,826,258

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$3,832,626	$1,096,371

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for the full year.

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

The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first Additional Members.  Additional Members represent all members other than the Manager.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration.  From time to time, the LLC also purchases equipment and sells it to its leasing customers.  The LLC will continue until December 31, 2024, unless terminated sooner.

The Manager of the LLC was originally formed as a Connecticut corporation. Effective June 1, 2007 the Manager was reincorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(2)	Organization - continued

The LLC’s offering period ended on April 20, 2007 and its operating period commenced.  The LLC invests most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds are fully invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 2012, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157 (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The LLC’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$89,819	$-	$89,819

Liabilities:

Derivative Liability	$-	$9,222,963	$-	$9,222,963

(1) - quoted prices in active markets for identical assets or liabilities
(2) - observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) - no observable pricing inputs in the market

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants is recorded in other non-current assets and the derivative liabilities are recorded in interest rate swap contracts.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159.

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

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

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

For the three months ended March 31, 2008, the LLC purchased approximately $9,401,000 of additional new equipment related to the Leasing Portfolio.  The LLC paid or accrued an acquisition fee to the Manager of approximately $282,000 relating to these transactions.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following:

	March 31,
	2008	December 31,
	(unaudited)	2007
Minimum rents receivable	$96,702,538	$104,858,623
Estimated residual values	7,245,459	7,440,417
Initial direct costs, net	2,121,394	2,583,319
Unearned income	(13,890,420)	(15,359,934)

	92,178,971	99,522,425

Less: Current portion of net investment in finance lease	10,013,758	10,442,124

Net investments in finance leases, less current portion	$82,165,213	$89,080,301

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

(6)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,
	2008	December 31,
	(unaudited)	2007
Container vessels	$142,500,324	$142,500,324
Tanker vessels	115,097,430	115,097,430
Product tankers	90,798,632	90,798,632
Auto parts manufacturing equipment	14,701,846	13,705,284
Information Technology Equipment	42,686,715	42,686,715
Manufacturing equipment	25,064,743	25,064,743
Other	86,524,611	97,642,424

	517,374,301	527,495,552
Less: accumulated depreciation	(119,531,303)	(109,756,923)

	$397,842,998	$417,738,629

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

Depreciation expense was $20,146,142 and $19,456,410 for the three months ended March 31, 2008 and 2007, respectively.

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

MW Universal

On September 28, 2007, the LLC completed the acquisitions and simultaneously leased back all of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees to the manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases commenced on January 1, 2008 and continue for a period of 60 months.

On December 10, 2007, the LLC completed the acquisitions and simultaneously leased back substantially all of the manufacturing assets of MW General, Inc. (“General”), and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  The LLC paid acquisition fees to the Manager for General and AMI of approximately $12,000 and $51,000, respectively.  Each of the leases commenced on January 1, 2008 and continues for a period of 60 months.

  Simultaneously with the closing of the transactions for W Forge, Scott, Gilco, General and AMI, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and Fund Ten, two entities also managed by the Manager (together, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.

Auto Parts Manufacturing Equipment

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $42,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.  The leases commenced on April 1, 2007.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

On October 26, 2007, HSA, a lessee of ICON Heuliez, and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde”, a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  ICON Heuliez’s other lessee, Heuliez Invesissements SNC, did not file for “procedure de sauvegarde”.  HSA has paid all amounts due under the lease through January 1, 2008.  As of February 1, 2008 ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments for the period beginning February 1, 2008 and ending July 31, 2008.  Beginning August 1, 2008, full payments under the lease will resume.  In addition, beginning August 1, 2008, Heuliz’s monthly payments will be increased to include shortfall resulting from the reduced payments ICON Heuliz received between February 1, 2008 and July 31, 2008.  The lease remains in full force and effect.

(7)	Notes Receivable on Financing Facility, net

On August 13, 2007, the LLC, along with a consortium of other lenders entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment consists of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  The LLC will receive principal payments starting in October 2008.  In the interim period, interest will be paid on a quarterly basis using a range of rates from 6.60% to 8.36%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock at an exercise price of $4.96. The fair value of these warrants was approximately $115,000 on the transaction date and has been reflected as a discount on the face amount of the notes receivable.

At March 31, 2008, the Manager has determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants is $89,819.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.23, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.10%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility is for a maximum amount of $93,500,000, of which the LLC has committed to invest up to $5,000,000.  At March 31, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(8)	Investments in Joint Ventures

The joint ventures described below are not consolidated by the LLC.

ICON AEROTV, LLC

The LLC owns a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”). In February 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV's ability to collect the judgment.

ICON EAM, LLC

The LLC has a 50% interest in ICON EAM, LLC (“ICON EAM”), whose sole purpose is to lease gas meters and accompanying data gathering equipment to EAM Assets Ltd. (“EAM”)

Information as to the results of operations of ICON EAM, LLC is summarized below:

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Net income	$-	$97,390
LLC's share of net income	$-	$48,695

ICON Global Crossing II

The LLC has a 13.3% interest in ICON Global Crossing II LLC (“ICON Global Crossing II”), whose sole purpose is to lease telecommunications equipment to Global Crossing Group.

Information as to the results of operations of ICON Global Crossing II is summarized below:

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Net income	$300,276	$187,132
LLC's share of net income	$39,817	$24,814

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt

Containership Vessels

On June 21, 2006, the LLC, through its wholly-owned subsidiaries ICON European Container, LLC and ICON European Container II, LLC, acquired four container vessels (collectively, the “ZIM Vessels”).  The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”).

In connection with the acquisition of the ZIM Vessels, the LLC assumed approximately $93,325,000 of senior non-recourse debt.  Pursuant to the terms of the loan agreement with HSH Nordbank AG (“HSH”), there are two separate portions to the senior non-recourse debt obligation.  HSH has first priority security interest in the ZIM Vessels.  The KS Companies are jointly and severally liable for the obligations under the loan agreement and the ZIM Vessels are cross-collateralized.

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) (collectively, “Portion I”) matures on November 18, 2010 and accrues interest at the London Eurocurrency Market Offered Rate (“LIBOR”) plus 1.25% per year.  On November 18, 2010, a balloon payment of approximately $11,250,000 is due.   The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On February 18, 2008, the LLC prepaid $400,000 which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel (collectively, “Portion II”) matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year.  On January 27, 2011, a balloon payment of approximately $14,000,000 is due.   On February 4, 2008, the LLC prepaid $300,000 which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

On April 24, 2008, the LLC amended the loan agreement with HSH changing the payment terms from quarterly payments to monthly payments.  As a result of this amendment, Portion I has a balloon payment at November 18, 2010 of approximately $7,300,000 and Portion II has a balloon payment at January 27, 2011 of approximately $13,900,000.

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse debt obligation and minimize the LLC’s risk for interest rate fluctuations.     The interest rate swap contracts have a fixed interest rate of 4.16% for M/V ZIM Japan, 4.72% for M/V Adaman Sea (f/k/a ZIM America), and 4.74% for M/V ZIM Hong Kong and M/V ZIM Israel. At March 31, 2008, no hedge designation has been made by the LLC on these interest rate swaps for accounting purposes, therefore, the LLC recognized the periodic change in the fair value of the interest rate swap contracts through the statement of operations.

In conjunction with the amended loan agreement, the interest rate swap contracts have been adjusted to move with the reduction of the outstanding principle balance on a monthly basis.  Furthermore, the swaps associated with M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) were combined into one swap with a fixed interest rate of 4.50%.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt - continued

Leasing Portfolio

In connection with the acquisition of the Leasing Portfolio from Clearlink (See Note 4), the LLC incurred non-recourse debt obligations.  In the ordinary course of operations, the LLC continually enters into non-recourse debt obligations in order to finance acquisitions relating to the Clearlink operations.  For the three months ended March 31, 2008, the LLC incurred additional borrowings of approximately $4,498,000.  At March 31, 2008, the Leasing Portfolio’s non-recourse debt obligations accrue interest at rates ranging from 4.30% to 8.09% per year and mature at various dates through September 2015.  At March 31, 2008, the outstanding balance of the non-recourse debt obligations was approximately $71,265,000.

(10)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B, L.P., ICON Income Fund Nine, LLC, Fund Ten and Fund Twelve (entities sponsored and organized by the Manager -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at LIBOR plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. The LLC had no borrowings outstanding under the Facility as of such date.  The balance of $4,255,000 relates to borrowings by Fund Eight B of $1,255,000 and Fund Ten of $3,000,000. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

(11)	Income Tax

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2008 Quarter, the provision (benefit) for income taxes was comprised of $106,043 in current taxes and ($78,372) in deferred taxes.  The Company under the laws of Canada is subject to income tax examination from 2006 through 2007 periods.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(12)	Transactions with Related Parties

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $83,406 for the three months ended March 31, 2008.  The Manager’s interest in the LLC’s net loss for the three months ended March 31, 2008 and 2007 was $3,686 and $14,825, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2008 and 2007, are as follows:

			Three Months Ended
			March 31,
Entity	Capacity	Description	2008	2007
ICON Capital Corp.	Manager	Organization and offering expenses (1)	$-	$857,037
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	1,142,716
ICON Capital Corp.	Manager	Acquisition fees (2)	286,951	2,822,907
ICON Capital Corp.	Manager	Management fees (3)	1,811,388	1,482,064
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	1,568,510	1,700,883
Total fees paid to the Manager and its affiliates			$3,666,849	$8,005,607

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Charged directly to operations.

At March 31, 2008, the LLC had a net payable due to its Manager and affiliates that consisted primarily of accruals due to the Manager for acquisition fees, administrative expense reimbursements and management fees of $567,436.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(13)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions and simultaneously leased back substantially all, of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI, a wholly-owned subsidiary of MWU.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, the Participating Funds completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with the LLC, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at March 31, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

The LLC has established a program (the “Program”), in which lessees may participate, that streamlines the process of ordering, accepting and leasing equipment under the lessee’s master lease agreement (the “Master Lease Agreement”) for information-technology equipment.  The Program allows lessees to periodically and systematically order equipment either directly from the manufacturer or from the LLC, which acts as a reseller and procures equipment for the lessee, to meet their current equipment requirements without having to negotiate a new lease agreement with the LLC.  In order to participate in the Program, lessees must meet certain credit requirements, as defined in the form agreement governing the terms of the Program (the “Program Agreement”), and may not be in default under the Program Agreement or the Master Lease Agreement.

In advance of each calendar quarter, the LLC notifies the Program participants of the estimated cost of new equipment purchases available for that participant during the coming quarter as well as the monthly rental payment that will be applied to each piece of equipment purchased.

(14)	Subsequent Event

On April 24, 2008, ICON EAR II LLC, a wholly owned subsidiary of the LLC, completed the acquisition and leaseback of semiconductor manufacturing equipment from EAR for an initial acquisition price of $6,347,500. The LLC will collect $3,965 per day until the commencement of the base lease term, which is the earlier of June 30, 2008 or upon EAR meeting a specific threshold and will continue for 60 months.

Effective as of May 19, 2008, substantially all of the remaining assets in the Leasing Portfolio were sold to affiliates of U.S. Micro Corporation, an unaffiliated third party (the “Remaining Assets”).  The purchase price for the Remaining Assets was $19,000,000, and is subject to a number of post-closing adjustments.

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly report, Part II, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Eleven, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Investment Portfolio and Significant Transactions

At March 31, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consists primarily of the following equipment subject to lease:

Lumber Processing Equipment

We own equipment, plant and machinery, which is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”).  The lease expires in November 2013.

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

Tanker Vessels

On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, the Teekay Vessels. The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp.  We paid an acquisition fee to the Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to an affiliate of Teekay Corporation for a term of 60 months.  The charter commenced on April 11, 2007.

We own four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard, which are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) that expire in February 2011.

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

Information Technology and Technology-Related Equipment

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  The Leasing Portfolio, which was acquired effective as of March 1, 2006, was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager.

We assumed non-recourse debt as part of the Leasing Portfolio acquisition.  The non-recourse debt accrues interest at rates ranging from 4.30% per year to 8.09% per year and matures at various dates through January 2012. A significant portion of the Leasing Portfolio is financed with non-recourse debt.  The rental payments received from the lessees generally match the repayment terms of the related non-recourse debt and the leased equipment is generally pledged as collateral for the non-recourse debt.

We added 45 new lease schedules for technology equipment in 2008, amounting to approximately $9,245,503 in total equipment cost and approximately $929,433 in residual value. The average term of these new lease schedules is 40 months.

From the date of acquisition of the Leasing Portfolio through March 31, 2008, we purchased approximately $96,951,000 of additional equipment. At March 31, 2008, there were 946 leases in the Leasing Portfolio with an aggregate original equipment cost of approximately $176,253,565.

Telecommunications Equipment

We have a 61.4% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment from various vendors and which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

We have a 13.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased telecommunications equipment from various vendors and which was then leased to Global Crossing.  The lease expires on October 31, 2010.

We have a 100% interest in ICON Global Crossing III, LLC (“ICON Global Crossing III”), which purchased telecommunications equipment from various vendors and which was then leased to Global Crossing.  The lease expires on January 1, 2011.

On December 20, 2007, we, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing. The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V, as of December 31, 2007, were approximately $12,982,000, of which our share was approximately $7,140,000.  We paid an acquisition fee to our Manager of approximately $214,000 relating to this transaction.

Manufacturing Equipment

On September 28, 2007, we completed the acquisitions and simultaneously leased back all of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid acquisition fees for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively.

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

Financing Facility

On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately held manufacturer of solar panels for the building of a new production facility.  The financing facility matures on June 30, 2013 and is secured by the equipment as well as all other assets of Solyndra.  The equipment is comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition are warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96.  The warrants expire on April 6, 2014.

Digital Audio/Visual Entertainment Systems

We own a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).   On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the Master Lease Agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

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

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Rental income	$27,506,275	$22,818,090	$4,688,185
Finance income	1,911,039	2,332,210	(421,171)
Income from investments in joint ventures	78,465	35,680	42,785
Net gain on sales of new equipment	177,727	189,256	(11,529)
Net (loss) gain on sales of leased equipment	(227,049)	82,761	(309,810)
Interest and other income	758,246	1,415,572	(657,326)

Total revenue	$30,204,703	$26,873,569	$3,331,134

Total revenue for the 2008 Quarter increased $3,331,134, or 12.4%, as compared to the 2007 Quarter.  The increase in total revenue was due to higher rental income that was partly offset by decreases in interest and other income, finance income and net (loss) gain on sales of leased equipment.  The increase in rental income was primarily attributable to the acquisitions of the Teekay Vessels, manufacturing equipment purchased from MWU, and the auto parts manufacturing equipment in 2007.  These acquisitions accounted for approximately $3,107,000, $1,462,000 and $811,000, respectively of the increase in rental income.  The increase in rental income was partly offset by an increased number of leases in the Leasing Portfolio maturing during the 2008 Quarter which accounted for approximately a $946,000 decrease in rental income for the 2008 Quarter. The increase in total revenue was partly offset by a decrease in interest and other income resulting from lower cash balances in interest bearing accounts during the 2008 Quarter from the use of cash to invest in the acquisitions in 2007 mentioned above.  There was a decrease of $825,000 in finance income related to the Leasing Portfolio which was offset by an increase of $419,000 for ICON Global Crossing V.  The loss on sales of leased equipment was attributed to our Leasing Portfolio.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Management fees - Manager	$1,811,388	$1,482,064	$329,324
Administrative expense reimbursements - Manager	1,568,510	1,700,883	(132,373)
General and administrative	801,561	720,991	80,570
Interest	4,016,638	3,537,824	478,814
Depreciation and amortization	20,405,123	19,590,530	814,593
Loss on derivative instruments	1,493,972	360,590	1,133,382

Total expenses	$30,097,192	$27,392,882	$2,704,310

Total expenses for the 2008 Quarter increased $2,704,310, or 9.9%, as compared to the 2007 Quarter.  The increase was primarily due to an increase in loss on derivative instruments, depreciation and amortization, interest expense and Management fees – Manager. The increase in loss on derivative instruments is related to the change in the fair value of the interest rate swap contracts that have no hedge designation. The increase in depreciation and amortization expense was primarily attributable to the acquisitions during 2007, which accounted for the increase of approximately $2,982,000 during the 2008 Quarter. The increase in depreciation and amortization expense was partly offset by the expiration of our leases in the Leasing Portfolio, which decreased depreciation and amortization expense by approximately $2,378,000 during the 2008 Quarter. The increase in interest expense was due to the acquisition of the Teekay Vessels acquired in April 2007, which accounted for an increase in interest expense of approximately $939,000. This was partly offset by a decrease in interest expense of approximately $385,000, relating to the continued reduction of our non-recourse debt on the ZIM Vessels and Top Ships acquired in June 2006.  The overall increase in Management fees – Manager was a result of the increased investment in leased assets in the 2008 Quarter.

Minority Interest

The increase in minority interest for the 2008 Quarter primarily relates to the investment by Fund Ten in ICON Global Crossing V in December 2007.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2008 Quarter, the provision (benefit) for income taxes was comprised of $106,043 in current taxes and ($78,372) in deferred taxes.

Net Loss

As a result of the foregoing factors, net loss for the 2008 Quarter and 2007 Quarter was $368,574 and $1,482,503, respectively.  The net loss per weighted average number of additional member share for the 2008 Quarter and 2007 Quarter was $1.00 and $4.62, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $36,617,252 from $595,752,005 at December 31, 2007 to $559,134,753 at March 31, 2008. The decrease was primarily due to the depreciation of our leased equipment and the use of cash for distributions to our Additional Members and Manager.

Current Assets

Current assets decreased $9,757,176 from $64,164,600 at December 31, 2007 to $54,407,424 at March 31, 2008.  The decrease was primarily from the use of cash for distributions to our Additional Members and Manager.

Total Liabilities

Total liabilities decreased $23,413,821 from $322,138,717 at December 31, 2007 to $298,724,896 at March 31, 2008. The decrease was primarily due to the repayment of the outstanding balance on the non-recourse debt obligation from the normal course of business.

Current Liabilities

Current liabilities decreased $15,088,279 from $105,194,603 at December 31, 2007 to $90,106,324 at March 31, 2008. The decrease was primarily due to the repayment of the outstanding balance on the non-recourse debt obligation from the normal course of business and decreases in our deferred rental income related to timing differences in revenue recognition between periods. The decrease in current liabilities was primarily offset by the increase in our liability related to our interest rate swap contracts.

Members’ Equity

Members’ Equity decreased $12,381,460 from $261,223,876 at December 31, 2007 to $248,842,416 at March 31, 2008. The decrease was primarily due to distributions to our Additional Members and Manager and the change in the valuation of our interest rate swap contracts.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2008 and 2007, we had cash and cash equivalents of $28,983,543 and $72,479,033, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, we anticipate our main source of cash will be from investing activities, which we expect will continue during our liquidation period. During our offering period, our main use of cash was from investing activities and during our operating period, our main use of cash will be from financing activities, which we anticipate will continue during the liquidation period.  Our offering period ended on April 20, 2007 and our operating period commenced.

The majority of our investments will be the purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will seek to acquire a portfolio of equipment leases that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to current cash flow leases which we acquire for cash as income leases.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender as growth leases (also known within the equipment leasing industry as leveraged leases). We expect that most of the indebtedness incurred by us to pay a portion of the purchase price for growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

Unanticipated or greater than anticipated operating costs or losses (including a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital reserves may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities.  In addition, we may use a portion of cash on hand to re-establish working capital reserves. Our Manager has no intent to fund any of our cash flow deficit or provide other financial assistance to us.

Operating Activities

Sources of cash

Our main source of cash from operating activities in the 2008 Quarter and 2007 Quarter was from the collection of rental income from our operating leases and the collection of non-financed receivables from our finance leases.

Investing Activities

Uses of cash

Use of cash from investing activities decreased $30,845,179 from $41,675,850 in the 2007 Quarter to $10,830,671 in the 2008 Quarter.  Our main use of cash for investing activities in the 2008 Quarter was for the purchase of leased equipment of approximately $10,666,000, primarily relating to the acquisition of the information technology equipment in our Leasing Portfolio.

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

Financing Activities

Sources of cash

Source of cash from financing activities decreased $54,743,139 from $59,240,932 in the 2007 Quarter to $4,497,793 in the 2008 Quarter.  The proceeds from non-recourse long-term debt on our Leasing Portfolio of approximately $4,498,000 was our main source of cash from financing activities in the 2008 Quarter.

Our main source of cash from financing activities in the 2007 Quarter was from the issuance of additional member shares, net of sales and offering expenses. We sold 57,136 additional member shares, representing approximately $57,136,000 of capital contributions. We paid and accrued various selling expenses of approximately $6,570,000, which provided us with net proceeds from the sale of our member shares of approximately $50,566,000.  We also received proceeds from non-recourse long-term debt on our Leasing Portfolio of approximately $8,675,000 during the 2007 Quarter.

Uses of cash

Our main use of cash for financing activities in the 2008 Quarter was for the repayment of approximately $18,858,000 of non-recourse long-term debt on our Leasing Portfolio, the Top Ships and the ZIM Vessels.  We also paid distributions to our members of approximately $8,356,000.

Our main use of cash for financing activities in the 2007 Quarter was for the repayment of approximately $18,938,000 of non-recourse notes payable on our Leasing Portfolio, the Tankers and the ZIM Vessels. We also paid distributions to our members of approximately $6,902,000.

Financings and Borrowings

Non-recourse Long-Term Debt

We have non-recourse long-term debt at March 31, 2008 of $266,777,637.  All of our non-recourse long-term debt consists of debt in which the lender has a security interest in the equipment. In some cases, in addition to the security interest, the lender has an assignment of the rental payments under the lease.  In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and remit to the lender.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and ICON Leasing Fund Twelve, LLC (entities sponsored and organized by our Manager - collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. We had no borrowings outstanding under the Facility as of such date.  The balance of $4,255,000 relates to borrowings by Fund Eight B of $1,255,000 and Fund Ten of $3,000,000. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members of approximately $8,272,000 and $12,546,393 for the 2008 Quarter and 2007 Quarter, respectively.

Contractual Obligations and Commitments

Contractual Obligations

At March 31, 2008, we have non-recourse long-term debt obligations. The lenders have security interests in the equipment relating to each non-recourse long-term debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment.  In that case, the lender is being paid directly by the lessee.  In other cases, we receive the rental payments and pay the lender.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. At March 31, 2008, our outstanding non-recourse long-term debt obligations were $266,777,637.  We are a party to the Facility as discussed in the financing and borrowings section above. We have no borrowings under the Facility at March 31, 2008.

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

On September 28, 2007 and December 10, 2007, we completed the acquisitions of, and simultaneously leased back substantially all, of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI, a wholly-owned subsidiary of MWU.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, the Participating Funds completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement with us, pursuant to which if losses are incurred by a Participating Fund with respect to any MWU subsidiary, those losses are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at March 31, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Subsequent Events

On April 24, 2008, ICON EAR II LLC, a wholly owned subsidiary of ours, completed the acquisition and leaseback of semiconductor manufacturing equipment from EAR for an initial acquisition price of $6,347,500. We will collect $3,965 per day until the commencement of the lease term, which is the earlier of June 30, 2008 or upon EAR meeting a specific threshold and will continue for 60 months.

Effective as of May 19, 2008, substantially all of the remaining assets in the Leasing Portfolio were sold to affiliates of U.S. Micro Corporation, an unaffiliated third party (the “Remaining Assets”).  The purchase price for the Remaining Assets was $19,000,000, and is subject to a number of post-closing adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 355 additional member shares during the 2008 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed additional member shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of additional member shares which can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member redemptions:

	Total Number of Additional	Price Paid Per
	Member Shares Redeemed	Additional Member Shares
January 1, 2008 through January 31, 2008	355	$280,038.88
February 1, 2008 through February 28, 2008	-	$-
March 1, 2008 through March 31, 2008	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

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

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005).

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

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

File No. 000-51916
ICON Capital Corp.
Sole Manager of the Registrant

June 6, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

June 6, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

June 6, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Financial Officer)

31