Form 10-Q
period 2008-06-30
ICON Leasing Fund Eleven, LLC
filed 2008-08-28
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2008
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission File Number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]     Accelerated filer [  ]       Non-accelerated filer [x]      Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

Number of outstanding limited liability company shares of the registrant on July 31, 2008 is 363,333.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	June 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$22,563,412	$42,339,549
Current portion of net investment in finance leases	5,713,973	10,442,124
Accounts receivable (net of allowance
for doubtful accounts of $0 and $73,321, respectively)	1,452,486	4,087,034
Restricted cash	265,630	1,426,170
Equipment held for sale or lease, net	-	2,226,905
Prepaid expenses	404,738	953,451
Deferred income taxes	112,875	-
Income tax receivable	4,654,675	2,037,851
Other current assets	892,806	651,516

Total current assets	36,060,595	64,164,600

Non-current assets
Net investment in finance leases, less current portion	24,760,077	89,080,301
Leased equipment at cost (less accumulated depreciation of
$93,411,259 and $109,756,923, respectively)	349,554,923	417,738,629
Note receivable on financing facility, net	4,252,390	4,087,568
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	8,326,229	4,638,393
Deferred income taxes	1,342,040	963,595
Other non-current assets, net	2,112,572	2,356,913

Total non-current assets	403,070,237	531,587,405

Total Assets	$439,130,832	$595,752,005

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$41,778,053	$79,084,120
Interest rate swap contracts	5,064,759	4,556,116
Deferred revenue	4,764,951	11,869,874
Current portion of leasing payables and other lease liabilities	-	5,253,451
Due to Manager and affiliates, net	651,712	296,476
Income taxes payable	378,777	139,310
Accrued expenses and other current liabilities	1,521,575	3,995,256

Total current liabilities	54,159,827	105,194,603

Non-current liabilities
Non-recourse long-term debt, net of current portion	142,401,216	206,410,288
Leasing payables and other lease liabilities, net of current portion	-	10,533,826

Total non-current liabilities	142,401,216	216,944,114

Total Liabilities	196,561,043	322,138,717

Minority Interest	10,750,788	12,389,412

Commitments and contingencies (Note 13)

Members' Equity
Manager	(868,053)	(643,560)
Additional Members	234,204,500	256,754,095
Accumulated other comprehensive (loss) income	(1,517,446)	5,113,341

Total Members' Equity	231,819,001	261,223,876

Total Liabilities and Members' Equity	$439,130,832	$595,752,005

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rental income	$22,714,161	$26,393,233	$50,220,436	$49,211,323
Finance income	1,318,469	1,646,045	3,229,508	3,978,255
Income (loss) from investments in joint ventures	1,315,520	(14,748)	1,393,985	20,932
Net gain on sales of new equipment	100,355	362,452	278,082	551,708
Net loss on sales of leased equipment	(493,336)	(129,815)	(720,385)	(47,054)
Net loss on sale of portfolio	(11,649,797)	-	(11,649,797)	-
Interest and other income	762,364	1,233,270	1,520,610	2,648,842

Total revenue	14,067,736	29,490,437	44,272,439	56,364,006

Expenses:
Management fees - Manager	1,367,798	1,673,428	3,179,186	3,155,492
Administrative expense reimbursements - Manager	1,041,373	1,288,944	2,609,883	2,989,827
General and administrative	1,240,035	411,812	2,041,596	1,132,803
Interest	2,779,456	4,843,051	6,796,094	8,440,141
Depreciation and amortization	16,974,589	20,872,352	37,379,712	40,403,616
(Gain) loss on derivative instruments	(1,303,652)	(794,516)	190,320	(433,926)

Total expenses	22,099,599	28,295,071	52,196,791	55,687,953

(Loss) income before minority interest	(8,031,863)	1,195,366	(7,924,352)	676,053

Minority interest	(428,034)	(254,317)	(876,448)	(515,650)

(Loss) income before income taxes	(8,459,897)	941,049	(8,800,800)	160,403

Benefit for income taxes	(3,072,525)	(1,205,109)	(3,044,854)	(503,252)

Net (loss) income	$(5,387,372)	$2,146,158	$(5,755,946)	$663,655

Net (loss) income allocable to:
Additional Members	$(5,333,498)	$2,124,696	$(5,698,386)	$657,018
Manager	(53,874)	21,462	(57,560)	6,637

	$(5,387,372)	$2,146,158	$(5,755,946)	$663,655

Weighted average number of additional
member shares outstanding	363,486	362,176	363,518	340,290

Net (loss) income per weighted average
additional member share outstanding	$(14.67)	$5.87	$(15.68)	$1.93

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Income/(Loss)	Equity
Balance, December 31, 2007	363,859	$256,754,095	$(643,560)	$5,113,341	$261,223,876
Net loss	-	(364,888)	(3,686)	-	(368,574)
Change in valuation of interest rate swap contracts	-	-	-	(3,253,516)	(3,253,516)
Foreign exchange translation adjustments	-	-	-	(123,652)	(123,652)
Comprehensive loss	-	-	-	-	(3,745,742)
Additional member shares redeemed	(355)	(280,039)	-	-	(280,039)
Cash distributions to members	-	(8,272,273)	(83,406)	-	(8,355,679)

Period ended March 31, 2008 (unaudited)	363,504	$247,836,895	$(730,652)	$1,736,173	$248,842,416
Net loss	-	(5,333,498)	(53,874)		(5,387,372)
Change in valuation of interest rate swap contracts	-	-	-	2,785,260	2,785,260
Foreign exchange translation adjustments	-	-	-	(6,038,879)	(6,038,879)
Comprehensive loss	-	-	-	-	(8,640,991)
Additional member shares redeemed	(36)	(29,734)		-	(29,734)
Cash distributions to members	-	(8,269,163)	(83,527)	-	(8,352,690)

Period ended June 30, 2008 (unaudited)	363,468	$234,204,500	$(868,053)	$(1,517,446)	$231,819,001

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,755,946)	$663,655
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(6,710,051)	(4,351,952)
Finance income	(3,229,508)	(3,978,255)
Income from investments in joint ventures	(1,393,985)	(20,932)
Net loss (gain) on sales of new and leased equipment	442,303	(504,654)
Net loss on sale of portfolio	11,649,797	-
Depreciation and amortization	37,379,712	40,403,616
Interest expense on non-recourse financing paid directly to lenders by lessees	1,960,434	683,773
Change in fair value of interest swap contract	190,320	(433,926)
Minority interest	876,448	515,650
Other financial gain	3,058	-
Deferred tax provision	(532,813)	(762,088)
Distributions to/from minority interest holders and joint ventures	(662,979)	(454,802)
Changes in operating assets and liabilities:
Collection of finance leases	15,290,420	14,600,087
Accounts receivable	(2,005,122)	(2,586,496)
Other assets, net	(3,366,564)	(8,957,781)
Payables, deferred revenue and other current liabilities	(8,605,806)	1,608,596
Due to/from Manager and affiliates, net	638,007	(362,775)

Net cash provided by operating activities	36,167,725	36,061,716

Cash flows from investing activities:
Investments in leased assets, net of cash received	(27,923,361)	(82,889,767)
Proceeds from sales of new and leased equipment	7,315,211	15,697,288
Proceeds from sale of portfolio	7,588,206	-
Investment in financing facility	(164,822)	-
Investment in mortgage note receivable	-	(3,636,052)
Proceeds from mortgage note receivable	-	1,137,594
Investments in joint ventures, net of cash acquired	(4,056,373)	-
Change in restricted cash	447,294	726,716
Distributions received from joint ventures in excess of profits	398,017	9,834,397
Other assets, net	-	568,131

Net cash used in investing activities	(16,395,828)	(58,561,693)

Cash flows from financing activities:
Proceeds from notes payable - non-recourse	14,534,777	21,952,395
Repayments of notes payable - non-recourse	(35,468,853)	(37,722,046)
Issuance of additional member shares, net of sales and offering expenses paid	-	64,589,307
Redemption of additional member shares	(311,831)	(1,021,815)
Due to Manager and affiliates, net	-	(94,636)
Cash distributions to members	(16,708,369)	(20,800,755)
Distributions to minority interest holders in joint ventures	(1,638,624)	(895,126)

Net cash (used in) provided by financing activities	(39,592,900)	26,007,324

Effects of exchange rates on cash and cash equivalents	44,866	1,826,359

Net (decrease) increase in cash and cash equivalents	(19,776,137)	5,333,706
Cash and cash equivalents, beginning of the period	42,339,549	61,200,675

Cash and cash equivalents, end of the period	$22,563,412	$66,534,381

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,112,397	$7,219,393

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$6,596,983	$2,361,441

Transfer of non-recourse debt in connection with the sale
of the Leasing Portfolio	$73,187,369	$-

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

The condensed consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first additional members.  Additional members represent all members other than the Manager.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration.  From time to time, the LLC also purchases equipment and sells it to its leasing customers.  The LLC will continue until December 31, 2024, unless terminated sooner.

The Manager of the LLC is a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(2)	Organization - continued

The LLC’s offering period ended on April 20, 2007 and its operating period commenced.  The LLC invests most of the net proceeds from its offering in equipment subject to lease. After the net offering proceeds are fully invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 2012, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

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

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The Manager believes that the impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

The following table summarizes the valuation of the LLC’s material financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$86,583	$-	$86,583

Liabilities:

Derivative Liabilities	$-	$5,064,759	$-	$5,064,759

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the derivative liabilities are recorded in derivative instruments.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The LLC has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies – continued

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

(4)	Leasing Portfolio

On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation based in Mississauga, Ontario Canada.

On May 19, 2008, the LLC sold substantially all of the remaining net assets in the Leasing Portfolio (“Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,412,000, bringing the net cash purchase price to approximately $7,588,000.  The LLC recognized a book loss of approximately $17,204,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement.  As a result, the LLC recognized a net book loss of approximately $11,650,000 on the sale of the Remaining Net Assets.

(5)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Minimum rents receivable	$32,704,267	$104,858,623
Estimated residual values	3,070,291	7,440,417
Initial direct costs, net	553,515	2,583,319
Unearned income	(5,854,023)	(15,359,934)

Net investment in finance leases	30,474,050	99,522,425

Less: Current portion of net investment in finance leases	5,713,973	10,442,124

Net investment in finance leases, less current portion	$24,760,077	$89,080,301

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Net Investment in Finance Leases - continued

On December 20, 2007, the LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”) with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The base lease term is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $7,140,000.  The LLC paid an acquisition fee to the Manager of approximately $214,000 relating to this transaction.

As discussed in Note 4, on May 19, 2008, the LLC sold the Remaining Net Assets in the Leasing Portfolio, which included approximately $60,520,000 of net investment in finance leases.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at June 30, 2008:

Year Ending
December 31,
For July 1 to December 31, 2008	$3,983,637
2009	8,226,181
2010	8,571,388
2011	4,033,602
2012	4,378,809
Thereafter	3,510,650
$32,704,267

(6)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Container vessels	$142,500,324	$142,500,324
Tanker vessels	115,097,430	115,097,430
Product tankers	90,798,632	90,798,632
Auto parts manufacturing equipment	14,700,915	13,705,284
Information technology equipment	48,266,213	42,686,715
Manufacturing equipment	31,602,668	25,064,743
Other	-	97,642,424

	442,966,182	527,495,552
Less: Accumulated depreciation	(93,411,259)	(109,756,923)

	$349,554,923	$417,738,629

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

Depreciation expense was $16,794,157 and $20,840,019 for the three months ended June 30, 2008 and 2007, respectively.  Depreciation expense was $36,935,338 and $40,296,429 for the six months ended June 30, 2008 and 2007, respectively.

ICON Senang and ICON Sebarok

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax 95,649 DWT product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”), from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. The LLC paid an acquisition fee to the Manager of approximately $2,640,000 in connection with this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, two bareboat charters were entered into by an affiliate of Teekay for a term of 60 months.  The charters commenced on April 11, 2007.

MW Universal

On September 28, 2007, the LLC completed the acquisitions of and simultaneously leased back all of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees to the Manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively in connection with this transaction.  Each lease commenced on January 1, 2008 and continues for a period of 60 months.

On December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the manufacturing assets of MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  The LLC paid acquisition fees to the Manager for General and AMI of approximately $12,000 and $51,000, respectively in connection with this transaction.  Each lease commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions for W Forge, Scott, Gilco, General and AMI, Fund Ten and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager (together with the LLC, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.

On June 9, 2008, the Participating Funds entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain defaults under is lease covenants with the LLC.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant to the LLC to purchase 300 shares of the capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

ICON French Equipment I

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“HI”) to purchase certain auto parts manufacturing equipment from HSA and HI.  In connection with the Agreement, ICON Heuliez agreed to lease the equipment to HSA and HI, respectively, for an initial term of 60 months.  The aggregate purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $42,000 and paid an acquisition fee to the Manager of approximately $360,000 in connection with this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.  The leases commenced on April 1, 2007.

On October 26, 2007, HSA and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and HI paid all amounts due under the lease through January 1, 2008.  As of February 1, 2008 ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and HI for the period beginning February 1, 2008 and ending July 31, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, HI and Groupe Henri Heuliez. The terms of such plan include HSA and HI making reduced payments to ICON Heuliez until January 31, 2009.  Beginning February 1, 2009, full payments under the lease will resume.  In addition, each lease with ICON Heuliez will be extended one year.  During the one year extension, HSA and HI will make monthly payments to repay the shortfall resulting from the reduced payments ICON Heuliez received between February 1, 2008 and January 31, 2009.  The lease remains in full force and effect.

ICON EAR II

On April 24, 2008, the LLC, through its wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for approximately $6,348,000.  The LLC paid acquisition fees of approximately $190,000 to the Manager in connection with this transaction. The base lease term is 60 months and commenced on July 1, 2008.

Other

For the six months ended June 30, 2008 and 2007, the LLC purchased approximately $7,954,000 and $18,905,000 of new equipment related to the Leasing Portfolio, respectively.

As discussed in Note 4, on May 19, 2008, the LLC sold the Remaining Net Assets in the Leasing Portfolio, which included approximately $45,403,000 of leased equipment at cost, net of accumulated depreciation.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

ICON Global Crossing III, LLC

On June 26, 2008 and June 27, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, LLC, acquired additional telecommunications equipment for an aggregate purchase price of approximately $5,417,000.  The equipment is subject to a lease with Global Crossing Telecommunications, Inc.  The base lease terms are 36 months and commenced on July 1, 2008.  The LLC paid acquisition fees to the Manager of approximately $163,000 in connection with this transaction.

ICON Pliant

On June 30, 2008, the LLC and Fund Twelve formed ICON Pliant, LLC (“ICON Pliant”), with interests of 55% and 45%, respectively. ICON Pliant entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment. Total acquisition fees accrued were approximately $363,000, of which the LLC’s portion was approximately $200,000.

On July 16, 2008, ICON Pliant completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The total acquisition price was $12,115,000, of which the LLC paid approximately $6,663,000.  The base lease term is 60 months and commences on October 1, 2008. ICON Pliant will receive payments on a quarterly basis.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at June 30, 2008:

Year Ending
December 31,
For July 1 to December 31, 2008	$37,593,552
2009	$74,789,505
2010	$66,231,793
2011	$26,738,576
2012	$10,065,047

(7)	Note Receivable on Financing Facility, net

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The LLC was to receive principal payments starting in October 2008.  In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74%.  In connection with the transaction, the LLC received warrants to purchase up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share. The fair value of these warrants was approximately $115,000 on the transaction date and has been reflected as a discount on the face amount of the notes receivable.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(7)	Note Receivable on Financing Facility, net - continued

At June 30, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $86,583.  The assumptions used for the Black-Scholes option pricing model were as follows: strike price $4.96, share price $2.15, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.17%.  The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000.  At June 30, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this financing facility.

(8)	Investments in Joint Ventures

ICON AeroTV, LLC

The LLC has a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”).  ICON AeroTV’s sole purpose was to own equipment leased to AeroTV Ltd (“AeroTV”). In February 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter, certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division, against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

Information as to the results of operations of ICON AeroTV is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net income	$-	$75,661	$-	$40,691
LLC's share of net income	$-	$37,831	$-	$20,346

ICON EAM, LLC

The LLC has a 50% interest in ICON EAM, LLC (“ICON EAM”), a joint venture with Fund Ten, whose sole purpose is to lease gas meters and accompanying data gathering equipment to EAM Assets Ltd. (“EAM”).  All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest-bearing escrow account controlled by ICON EAM's legal counsel.  In May 2007, ICON EAM’s initial investment and all accrued interest of approximately $13,695,000 were returned to the LLC and Fund Ten, of which the LLC’s share was approximately $6,848,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(8)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON EAM is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net income	$-	$89,324	$-	$186,713
LLC's share of net income	$-	$44,662	$-	$93,357

ICON Global Crossing II, LLC

The LLC has a 13.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), whose sole purpose is to lease telecommunications equipment to Global Crossing and Global Crossing North American Networks, Inc.

Information as to the results of operations of ICON Global Crossing II is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net income	$272,861	$271,751	$573,137	$458,883
LLC's share of net income	$36,181	$36,034	$75,998	$60,848

ICON EAR, LLC

On December 28, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with interests of 45% and 55%, respectively.  ICON EAR completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment from EAR for an initial acquisition price of $6,935,000, of which the LLC’s share was approximately $3,121,000.  The LLC paid acquisition fees of approximately $94,000 to the Manager in connection with this transaction.  The base lease term is 60 months and commenced on July 1, 2008.

During June 2008, ICON EAR completed the acquisition of and simultaneously leased back additional semiconductor manufacturing equipment from EAR for a total purchase price of $8,794,500, of which the LLC’s share was approximately $3,958,000. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction.  The LLC incurred acquisition fees to the Manager of approximately $119,000 in connection with this transaction. The base lease terms are 60 months and commenced on July 1, 2008.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt - continued

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

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) (collectively, “Portion I”) matures on November 18, 2010 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.25% per year.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On February 18, 2008, the LLC prepaid $400,000, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

The portion of the senior non-recourse debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel (collectively, “Portion II”) matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year.  On January 27, 2011, a balloon payment of approximately $14,000,000 was originally due.  On February 4, 2008, the LLC prepaid $300,000 which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

On April 24, 2008, the LLC amended the loan agreement with HSH changing the payment terms from quarterly payments to monthly payments.  As a result of this amendment, Portion I has a balloon payment on November 18, 2010 of approximately $7,300,000 and Portion II has a balloon payment on January 27, 2011 of approximately $13,900,000.

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse debt obligation and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts have a fixed interest rate of 4.16% for M/V ZIM Japan, 4.72% for M/V Adaman Sea (f/k/a ZIM America), and 4.74% for M/V ZIM Hong Kong and M/V ZIM Israel.

On April 28, 2008 the LLC terminated these three interest rate swap contracts and entered into two new interest rate swaps.  These transactions resulted in a gain of approximately $160,000.  The two interest rate swaps had notional amounts of approximately $26,620,000 and $33,190,000 with fixed interest rates of 4.50% and 4.74%, respectively.  As of June 6, 2008, the LLC designated these interest rate swaps as cash flow hedges with the M/V ZIM Hong Kong and M/V ZIM Israel and M/Z ZIM Japan and M/V Adaman Sea senior non-recourse debt obligations, respectively to fix the variable interest rates.  The LLC recognized approximately $186,000 of ineffectiveness as of June 30, 2008.

Leasing Portfolio

The Leasing Portfolio had non-recourse debt obligations, which accrued interest at rates ranging from 4.30% to 8.09% per year.  On May 19, 2008, the non-recourse debt obligations of approximately $73,187,000 were assumed by U.S. Micro in conjunction with the sale of the Remaining Net Assets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at June 30, 2008:

Year Ending
December 31,
For July 1 to December 31, 2008	$20,858,522
2009	42,995,346
2010	55,161,059
2011	43,453,642
2012	21,710,700
$184,179,269

(10)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Twelve (entities sponsored and organized by the Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(11)	Income Tax

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the six months ended June 30, 2008, the benefit for income taxes was comprised of $2,512,041 in current taxes and $532,813 in deferred taxes.  The LLC’s subsidiaries, under the laws of Canada, are subject to income tax examination from 2006 through 2007 periods.

As a result of the sale of the Leasing Portfolio, the LLC elected to carry back certain cumulative net operating losses to prior periods, and accordingly, recognized an income tax receivable of approximately $2,700,000 during the period ended June 30, 2008.  The LLC has a deferred tax asset of approximately $3,000,000, which includes the loss on sale of the Leasing Portfolio, that has a valuation allowance of $2,412,000.  The remaining deferred tax asset of approximately $588,000 is expected to be utilized in 2009.

(12)	Transactions with Related Parties

The Manager performs certain services relating to the management of the LLC’s equipment leasing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $166,933 for the six months ended June 30, 2008.  The Manager’s interest in the LLC’s net (loss) income for the three months ended June 30, 2008 and 2007 was $(53,874) and $21,462, respectively.  The Manager’s interest in the LLC’s net (loss) income for the six months ended June 30, 2008 and 2007 was $(57,560) and $6,637, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(12)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and six months ended June 30, 2008 and 2007, were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
			(unaudited)		(unaudited)
Entity	Capacity	Description	2008	2007	2008	2007
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$-	$238,066	$-	$1,095,103
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	317,421	-	1,460,137
ICON Capital Corp.	Manager	Acquisition fees (2)	753,150	1,557,705	1,040,101	4,380,612
ICON Capital Corp.	Manager	Management fees (3)	1,367,798	1,673,428	3,179,186	3,155,492
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	1,041,373	1,288,944	2,609,883	2,989,827
Total fees paid to the Manager and its affiliates			$3,162,321	$5,075,564	$6,829,170	$13,081,171

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Charged directly to operations.

At June 30, 2008, the LLC had a net payable due to its Manager and certain of the Manager’s affiliates that consisted primarily of accruals due to the Manager for acquisition fees, administrative expense reimbursements and management fees of $651,712.

(13)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at June 30, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

The LLC and Fund Twelve, through its joint venture ICON Pliant, entered into a contract with Pliant to acquire manufacturing equipment for an aggregate purchase price of $12,115,000. Pursuant to the terms of the contract, the LLC and Fund Twelve purchased and simultaneously leased back the equipment on July 16, 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(14)	Subsequent Event

On July 27, 2008, Solyndra repaid in full the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 in connection with the repayment, which consisted of principal and interest receivable as of such date.  As a result of the repayment, the LLC will record an insignificant loss in the third quarter of 2008.  The repayment does not affect the warrants held by the LLC, and the LLC retains its rights thereunder.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program formed on December 2, 2004.  We began active operations on May 6, 2005.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from the lessees will be paid to lenders. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We intend to invest most of the net proceeds from our offering in equipment subject to lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” We anticipate purchasing equipment from time to time for the next five years. This time frame is called the “operating period,” and may be extended, at the sole discretion of our Manager, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the “liquidation period.”

Lease and Other Significant Transactions

At June 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Lumber Processing Equipment

We own equipment, plant and machinery, which is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc.  The lease expires in November 2013.

Marine Vessels

Containership Vessels

On June 21, 2006, we acquired, through our wholly-owned subsidiaries ICON European Container, LLC (“EC I”) and ICON European Container II, LLC (“EC II”) (collectively, the “ZIM Purchasers”), four container vessels from Old Course Investments, LLC (“Old Course”).  The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan (both owned by EC I) are subject to bareboat charters that expire in November 2010.  The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by EC II) are subject to bareboat charters that expire in January 2011.  These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. (“ZIM”).

The purchase price for the ZIM Vessels was approximately $142,500,000, comprised of (i) a cash payment of approximately $35,900,000, (ii) the assumption of approximately $93,300,000 of non-recourse indebtedness under a secured loan agreement with HSH Nordbank AG (the “HSH Loan Agreement”), (iii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM and (iv) less the acquisition of related assets of approximately $3,300,000.  The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels.  We incurred professional fees of approximately $300,000 and paid our Manager an acquisition fee of approximately $4,200,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

Tanker Vessels

On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, two Aframax 95,649 DWT product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp.  We paid an acquisition fee to our Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, a bareboat charter was entered into by an affiliate of Teekay Corporation for a term of 60 months.  The charter commenced on April 11, 2007.

We own four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard, which are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) that will expire in February 2011.

Auto Parts Manufacturing Equipment

On March 30, 2007, we, through our wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“HI”) to purchase certain auto parts manufacturing equipment from HSA and HI.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and HI, respectively, for an initial term of 60 months.  The aggregate purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  We incurred professional fees of approximately $42,000 and paid an acquisition fee to our Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment.    The leases commenced on April 1, 2007.

On October 26, 2007, HSA and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and HI paid all amounts due under the lease through January 1, 2008.  As of February 1, 2008, ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and HI for the period beginning February 1, 2008 and ending July 31, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, HI and Groupe Henri Heuliez. The terms of such plan include HSA and HI making reduced payments to ICON Heuliez until January 31, 2009.  Beginning February 1, 2009, full payments under the lease will resume.  In addition, each lease with ICON Heuliez will be extended a year.  During the one year extension HSA and HI will make monthly payments to repay the shortfall resulting from the reduced payments ICON Heuliez received between February 1, 2008 and January 31, 2009.  The lease remains in full force and effect.

Information Technology and Technology-Related Equipment

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  The Leasing Portfolio was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager.

On May 19, 2008, we sold substantially all of our net assets in the Leasing Portfolio (“Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,412,000, bringing the net cash purchase price to approximately $7,588,000.  We recognized a book loss of approximately $17,204,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement. As a result, we recognized a net book loss of approximately $11,650,000 from the sale of the Remaining Net Assets.  The non-recourse debt obligations were assumed by U.S. Micro upon the sale of the Remaining Net Assets.  Although we recorded a net book loss on the sale of the Remaining Net Assets, our aggregate investment in the Leasing Portfolio yielded a gross cash on cash return in excess of 110%.  We calculated the cash on cash return by dividing the total amount of the equity invested in the acquisition of the Leasing Portfolio, plus all subsequent equity investments in the Leasing Portfolio by the total amount of cash received from the Leasing Portfolio from rental proceeds, financing proceeds, residual proceeds, and the cash received in connection with the sale of the Remaining Assets.

Telecommunications Equipment

We have a 61.4% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment from various vendors and which was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

We have a 13.3% interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased telecommunications equipment from various vendors and which was then leased to Global Crossing and Global Crossing North American Networks, Inc. (“Global Crossing Group”).  The lease expires on October 31, 2010.

We own, through our wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), telecommunications equipment on lease to Global Crossing.  On June 27, 2008, we acquired additional telecommunications equipment from various vendors for an aggregate purchase price of approximately $5,417,000, which was then leased to Global Crossing.  The base lease terms are 36 months and commenced on July 1, 2008.  We paid acquisition fees to our Manager of approximately $163,000 in connection with this transaction.

On December 20, 2007, we, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing. The term of the lease is 36 months and the lease commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which our share was approximately $7,140,000.  We paid an acquisition fee to our Manager of approximately $214,000 in connection with this transaction.

Manufacturing Equipment

On September 28, 2007, we completed the acquisitions of and simultaneously leased back all of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid to our Manager acquisition fees for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively, in connection with this transaction.

On December 10, 2007, we completed the acquisitions of and simultaneously leased back substantially all of the manufacturing assets of MW General, Inc. (“General”), and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  We paid acquisition fees to our Manager for General and AMI of approximately $12,000 and $51,000, respectively, in connection with this transaction.

On June 9, 2008, we, along with Fund Ten and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively, the “Participating Funds”) entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain defaults under the lease covenants with us.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant to us to purchase 300 shares of the capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008.

We have a 45% interest in ICON EAR, LLC (“ICON EAR”).  ICON EAR owns certain semiconductor manufacturing equipment, which was purchased from and leased back to Equipment Acquisition Resources, Inc. (“EAR”).

On April 24, 2008, we, through our wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  We paid an acquisition fee of approximately $190,000 to our Manager in connection with this transaction.  The equipment is subject to a 60 month lease and commenced on July 1, 2008.

On June 30, 2008, we and Fund Twelve formed ICON Pliant, LLC (“ICON Pliant”), with interests of 55% and 45%, respectively.  ICON Pliant entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment. Total acquisition fees accrued were approximately $363,000, of which our portion was approximately $200,000.

On July 16, 2008, ICON Pliant completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The total acquisition price was $12,115,000, of which our share was approximately $6,663,000. The base lease term is 60 months and commences on October 1, 2008.  ICON Pliant will receive payments on a quarterly basis.

Financing Facility

On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition are warrants to purchase 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrants are set to expire on April 6, 2014.

Digital Audio/Visual Entertainment Systems

We have a 50% interest in ICON AeroTV, LLC (“ICON AeroTV”), whose sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).   On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

Results of Operations for the Three Months Ended June 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2008	2007	Change
Rental income	$22,714,161	$26,393,233	$(3,679,072)
Finance income	1,318,469	1,646,045	(327,576)
Income (loss) from investments in joint ventures	1,315,520	(14,748)	1,330,268
Net gain on sales of new equipment	100,355	362,452	(262,097)
Net loss on sales of leased equipment	(493,336)	(129,815)	(363,521)
Net loss on sale of portfolio	(11,649,797)	-	(11,649,797)
Interest and other income	762,364	1,233,270	(470,906)

Total revenue	$14,067,736	$29,490,437	$(15,422,701)

Total revenue for the 2008 Quarter decreased $15,422,701, or 52.3%, as compared to the 2007 Quarter.  The decrease in total revenue was primarily due to the sale of the Leasing Portfolio on May 19, 2008, which resulted in a net loss of $11,649,797 in the 2008 Quarter. The decrease in rental income was largely attributable to the sale of the Leasing Portfolio, which accounted for approximately $5,906,000 of the decrease in rental income.  This decrease was partially offset by an increase in rental income of approximately $2,087,000 related to (i) the leases with the subsidiaries of MWU, which were entered into during the second half of 2007, (ii) the Teekay Vessels, which were acquired in April 2007, and (iii) the assets owned by ICON EAR II, which were acquired in April 2008.  The decrease in total revenue was partly offset by an increase in income from investments in joint ventures, which was predominantly due to the recognition of a gain on foreign currency translation of approximately $1,147,000 in the 2008 Quarter.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2008	2007	Change
Management fees - Manager	$1,367,798	$1,673,428	$(305,630)
Administrative expense reimbursements - Manager	1,041,373	1,288,944	(247,571)
General and administrative	1,240,035	411,812	828,223
Interest	2,779,456	4,843,051	(2,063,595)
Depreciation and amortization	16,974,589	20,872,352	(3,897,763)
Gain on derivative instruments	(1,303,652)	(794,516)	(509,136)

Total expenses	$22,099,599	$28,295,071	$(6,195,472)

Total expenses for the 2008 Quarter decreased $6,195,472, or 21.9%, as compared to the 2007 Quarter.  The decrease was primarily due to the sale of the Leasing Portfolio, which resulted in an overall reduction in expenses, and a gain on derivative instruments recognized in the 2008 Quarter.  The decrease in depreciation and amortization was largely attributable to the sale of the Leasing Portfolio, which resulted in a decrease of approximately $5,121,000 in depreciation and amortization expense.  This decrease was partially offset by an increase in depreciation and amortization expense of approximately $1,048,000 related to (i) the leases with the subsidiaries of MWU, which were entered into during the second half of 2007 and (ii) the assets owned by ICON EAR II, which were acquired in April 2008.  The decrease in interest expense was predominantly due to a reduction in the balance of the non-recourse debt outstanding resulting from the sale of the Leasing Portfolio.  The decrease in total expense was partly offset by an increase in general and administrative expense primarily related to professional fees.

Minority Interest

The increase in minority interest for the 2008 Quarter primarily related to the investment by Fund Ten in ICON Global Crossing V during December 2007.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2008 Quarter, the benefit for income taxes was comprised of $2,618,084 in current taxes and $454,441 in deferred taxes predominately due to the sale of the Leasing Portfolio.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Quarter and 2007 Quarter was $(5,387,372) and $2,146,158, respectively.  The net (loss) income per weighted average number of additional member shares outstanding for the 2008 Quarter and 2007 Quarter was $(14.67) and $5.87, respectively.

Results of Operations for the Six Months Ended June 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2008	2007	Change
Rental income	$50,220,436	$49,211,323	$1,009,113
Finance income	3,229,508	3,978,255	(748,747)
Income from investments in joint ventures	1,393,985	20,932	1,373,053
Net gain on sales of new equipment	278,082	551,708	(273,626)
Net loss on sales of leased equipment	(720,385)	(47,054)	(673,331)
Net loss on sale of portfolio	(11,649,797)	-	(11,649,797)
Interest and other income	1,520,610	2,648,842	(1,128,232)

Total revenue	$44,272,439	$56,364,006	$(12,091,567)

Total revenue for the 2008 Period decreased $12,091,567, or 21.5%, as compared to the 2007 Period.  The decrease in total revenue was primarily due to the sale of the Leasing Portfolio on May 19, 2008, which resulted in a net loss of $11,649,797 in the 2008 Period. The decrease in interest and other income was largely attributable to (i) lower cash balances in interest-bearing accounts during the 2008 Period and (ii) the sale of the Leasing Portfolio.  The decrease in total revenue was partially offset by increases in income from investments in joint ventures and rental income.  The increase in income from investments in joint ventures was primarily due to the recognition of a gain on foreign currency translation of approximately $1,147,000 during the 2008 Period; no gain was recognized during the 2007 Period.  The increase in rental income was largely attributable to (i) the leases with the subsidiaries of MWU, which were entered into during the second half of 2007, (ii) the Teekay Vessels, which were acquired in April 2007, (iii) the assets owned by ICON Heuliez, which were acquired in March 2007, and (iv) the assets owned by ICON EAR II, which were acquired in April 2008.  An increase in rental income of approximately $7,583,000 generated from these leases was partly offset by a decrease in rental income of approximately $6,853,000 resulting from the sale of the Leasing Portfolio.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2008	2007	Change
Management fees - Manager	$3,179,186	$3,155,492	$23,694
Administrative expense reimbursements - Manager	2,609,883	2,989,827	(379,944)
General and administrative	2,041,596	1,132,803	908,793
Interest	6,796,094	8,440,141	(1,644,047)
Depreciation and amortization	37,379,712	40,403,616	(3,023,904)
Loss (gain) on derivative instruments	190,320	(433,926)	624,246

Total expenses	$52,196,791	$55,687,953	$(3,491,162)

Total expenses for the 2008 Period decreased $3,491,162, or 6.3%, as compared to the 2007 Period. The decrease was primarily due to the sale of the Leasing Portfolio, which resulted in an overall reduction in expenses.  The decrease in depreciation and amortization was largely attributable to the sale of the Leasing Portfolio, which resulted in a decrease of approximately $7,499,000 in depreciation and amortization expense.  This decrease was partially offset by an increase in depreciation and amortization expense of approximately $3,868,000 related to (i) the leases with the subsidiaries of MWU, which were entered into during the second half of 2007, (ii) the Teekay Vessels, which were acquired in April 2007, and (iii) the assets owned by ICON Heuliez, which were acquired in March 2007.  The decrease in interest expense was mainly due to a reduction in the balance of the non-recourse debt outstanding resulting from the sale of the Leasing Portfolio.  The decrease in total expense was partly offset by an increase in general and administrative expense predominantly related to professional fees.

Minority Interest

The increase in minority interest for the 2008 Period primarily related to the investment by Fund Ten in ICON Global Crossing V during December 2007.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2008 Period, the benefit for income taxes was comprised of $2,512,041 in current taxes and $532,813 in deferred taxes predominately due to the sale of the Leasing Portfolio.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Period and 2007 Period was $(5,755,946) and $663,655, respectively.  The net (loss) income per weighted average number of additional member shares outstanding for the 2008 Period and 2007 Period was $(15.68) and $1.93, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $156,621,173 from $595,752,005 at December 31, 2007 to $439,130,832 at June 30, 2008.  The decrease was primarily due to the sale of the Leasing Portfolio, the depreciation of our leased equipment, and cash distributions to our additional members during the 2008 Period.  This decrease was partially offset by an increase in the income tax receivable and leased equipment due to the acquisitions completed by ICON Global Crossing III and ICON EAR II.

Current Assets

Current assets decreased $28,104,005 from $64,164,600 at December 31, 2007 to $36,060,595 at June 30, 2008.  The decrease was mainly due to cash distributions to our additional members and the sale of the Leasing Portfolio, which reduced our net investment in finance leases.

Total Liabilities

Total liabilities decreased $125,577,674 from $322,138,717 at December 31, 2007 to $196,561,043 at June 30, 2008. The decrease was predominantly due to the sale of the Leasing Portfolio.

Current Liabilities

Current liabilities decreased $51,034,776 from $105,194,603 at December 31, 2007 to $54,159,827 at June 30, 2008. The decrease was largely attributable to the sale of the Leasing Portfolio and the continued reduction in our non-recourse debt obligations related to the normal course of business.

Members’ Equity

Members’ Equity decreased $29,404,875 from $261,223,876 at December 31, 2007 to $231,819,001 at June 30, 2008. The decrease resulted primarily from distributions to our additional members and foreign currency translation adjustments.  We also recorded a loss during the 2008 Quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $22,563,412 and $42,339,549, respectively.  During our offering period, our main source of cash was from financing activities and our main use of cash was from investing activities.  During our operating period, we anticipate our main source of cash will be from investing activities and our main use of cash will be from financing activities, which we expect will continue during our liquidation period.  Our offering period ended on April 20, 2007 and our operating period commenced.

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

Operating Activities

Sources of Cash

Our main source of cash from operating activities in the 2008 Period and 2007 Period was from the collection of our non-leveraged finance leases and the rental income from our operating leases.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $12,215,398 from $27,964,126 in the 2007 Period to $15,748,728 in the 2008 Period. The decrease in sources of cash resulted from a reduction in the distributions from our joint venture investments of $9,834,397 in the 2007 Period to $398,017 in the 2008 Period.  This was predominantly due to the liquidation of our JV interest in ICON AeroTV and ICON EAM, LLC in the 2007 Period. Additionally, the decrease in sources of cash was from sales of new and leased equipment of $7,315,211 in the 2008 Period as compared to $15,697,288 in the 2007 Period.  These reductions were offset by the proceeds from the sale of the Leasing Portfolio in the 2008 Period which was $7,588,206.

Uses of Cash

Uses of cash from investing activities decreased $54,381,263 from $86,525,819 in the 2007 Period to $32,144,556 in the 2008 Period.  The decrease was predominantly due to a reduction in the total number of acquisitions during the 2008 Period.  During the 2008 Period and 2007 Period, we purchased $27,923,361 and $82,889,767 in leased assets, respectively.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $72,006,925 from $86,541,702 in the 2007 Period to $14,534,777 in the 2008 Period.  The decrease was primarily due to the absence of any issuance of additional member shares during the 2008 Period since our offering period ended in April 2007.  During the 2007 Period, we sold 72,982 additional member shares, which provided net proceeds of $64,589,307.  In addition, we had a decrease in proceeds from non-recourse long-term debt.  During the 2008 Period and 2007 Period, we received proceeds from non-recourse long-term debt of $14,534,777 and $21,952,395, respectively.

Uses of Cash

Uses of cash from financing activities decreased $6,406,701 from $60,534,378 in the 2007 Period to $54,127,677 in the 2008 Period.  The decrease was mainly due to a reduction in distributions paid to our members.  During the 2008 Period and 2007 Period, we paid distributions to our members of $16,708,369 and $20,800,755, respectively.  In addition, the repayments on our non-recourse debt obligations were lower in the 2008 Period by approximately $2,253,000.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2008 and December 31, 2007 of $184,179,269 and $285,494,408, respectively.  All of our non-recourse long-term debt consisted of debt in which the lender has a security interest in an asset.  In addition to the security interest, the lender has an assignment of the rental payments under certain leases.  In such cases, the lender is being paid directly by the lessees.  In other cases, we receive the rental payments and remit to the lender.

Leasing Portfolio

The Leasing Portfolio had non-recourse debt obligations, which accrued interest at rates ranging from 4.30% to 8.09% per year.  On May 19, 2008, the non-recourse debt obligations of approximately $73,187,000 were assumed by U.S. Micro in conjunction with the sale of the Remaining Net Assets.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Twelve (entities sponsored and organized by our Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5.0%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members and to our Manager of $16,541,436 and $166,933, respectively, in the 2008 Period.

Contractual Obligations and Commitments

Contractual Obligations

At June 30, 2008, we had non-recourse long-term debt obligations. The lenders have security interests in the equipment relating to each non-recourse long-term debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment.  In such cases, the lender is being paid directly by the lessees.  In other cases, we receive the rental payments and pay the lender.  If the lessees were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. At June 30, 2008, our outstanding non-recourse long-term debt obligations were $184,179,269.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings outstanding under the Facility at June 30, 2008.

Commitments

On September 28, 2007 and December 10, 2007, we completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds proportionately based on the amount of capital invested.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at June 30, 2008 and management cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

We and Fund Twelve, through our joint venture ICON Pliant, entered into a contract with Pliant to acquire manufacturing equipment for an aggregate purchase price of $12,115,000. Pursuant to the terms of the contract, we and Fund Twelve purchased and simultaneously leased back the equipment on July 16, 2008.

Subsequent Event

On July 27, 2008, Solyndra repaid in full the outstanding note receivable and the entire facility was terminated. We received approximately $4,437,000 in connection with the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, we will record an insignificant loss in the third quarter of 2008.  The repayment does not affect the warrants held by us, and we retains its rights thereunder.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 391 additional member shares during the 2008 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with our LLC agreement.  Redeemed additional member shares have no voting rights and do not share in distributions.  Our agreement limits the number of additional member shares which can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member redemptions:

	Total Number of Additional Member Shares Redeemed	Price Paid Per Additional Member Share
January 1, 2008 through January 31, 2008	355	$788.84
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	-	$-
April 1, 2008 through April 30, 2008	36	$825.94
May 1, 2008 through May 31, 2008	-	$-
June 1, 2008 through June 30, 2008	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registrants Registration Statement on Form S-1 filed with the SEC on February 15, 2005 (File No. 333-121790)).

4.1
ICON Leasing Fund Eleven, LLC Amended and Restated Limited Liability Company Agreement (Incorporated by reference to Exhibit A to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2006 (File No. 333-133730)).

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated June 6, 2008).

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

File No. 000-51916
ICON Capital Corp.
Manager of the Registrant

August 27, 2008

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 27, 2008

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 27, 2008

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

37