Form 10-K/A
period 2007-12-31
ICON Leasing Fund Eleven, LLC
filed 2008-09-18
CIK 1312910

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes     No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

ICON Leasing Fund Eleven, LLC is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 22, 2008 (the “Original Filing”), solely for the purposes of amending Item 15 – Exhibits, to include the financial statements of ICON Global Crossing II, LLC, ICON EAM, LLC and ICON AeroTV, LLC, which were not able to be completed timely and included in the Original Filing. This Amendment contains the complete text of Item 15. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to the Original Filing.

Financial Statements of ICON Global Crossing II, LLC
Financial Statements of ICON EAM, LLC
Financial Statements of ICON AeroTV, LLC

2. Financial Statement Schedules

Financial Statements Schedule II – Valuation and Qualifying Accounts is filed with the Original Filing. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Formation of ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on February 15, 2005 (File No. 333-121790)).

4.1    ICON Leasing Fund Eleven, LLC Amended and Restated Limited Liability Company Agreement (Incorporated by reference to Exhibit A to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2006 (File No. 333-133730)).

4.2    Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 23, 2006).

10.1   Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P.,  ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 Registrant’s Current Report on Form 8-K, dated September 7, 2005).

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

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Global Crossing II, LLC

We have audited the accompanying balance sheet of ICON Global Crossing II, LLC as of December 31, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Global Crossing II, LLC at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

July 14, 2008
New York, New York

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Balance Sheets
Assets

	December 31,
		2006
	2007	(unaudited)
Current assets
Cash and cash equivalents	$56,734	$115,083
Prepaid expense	-	99,999
Other current assets	16,877	16,507

Total current assets	73,611	231,589

Non-current assets
Leased equipment at cost (less accumulated depreciation of
$3,393,365 and $670,661, respectively)	10,491,304	13,214,008

Total Assets	$10,564,915	$13,445,597

Liabilities and Members' Equity

Current liabilities
Accrued expenses and other current liabilities	$50,416	$116,610

Total Liabilities	50,416	116,610

Members' Equity	10,514,499	13,328,987

Total Liabilities and Members' Equity	$10,564,915	$13,445,597

See accompanying notes to financial statements

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year Ended December 31, 2007	Period From September 27, 2006 (Commmencement of Operations) through December 31, 2006 (unaudited)
Revenue:
Rental income	$3,923,808	$819,980

Total revenue	3,923,808	819,980

Expenses:
Depreciation	2,722,704	670,661
General and administrative	142,752	2,385

Total expenses	2,865,456	673,046

Net income	$1,058,352	$146,934

See accompanying notes to financial statements

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members' Equity

Total
Members'
Equity
Opening balance, September 27, 2006	$-

Net income	146,934
Cash invested by members	13,884,669
Cash distributions to members	(702,616)

Balance, December 31, 2006 (unaudited)	13,328,987

Net income	1,058,352
Cash distributions to members	(3,872,840)

Balance, December 31, 2007	$10,514,499

See accompanying notes to financial statements

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended December 31, 2007	Period From September 27, 2006 (Commmencement of Operations) through December 31, 2006 (unaudited)
Cash flows from operating activities:
Net income	$1,058,352	$146,934
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,722,704	670,661
Changes in operating assets and liabilities:
Prepaid expense	99,999	(99,999)
Other assets	(370)	(16,507)
Accrued expenses and other current liabilities	(66,194)	116,610

Net cash provided by operating activities	3,814,491	817,699

Cash flows from investing activities:
Purchase of equipment	-	(13,884,669)

Net cash used in investing activities	-	(13,884,669)

Cash flows from financing activities:
Cash invested by members	-	13,884,669
Cash distributions to members	(3,872,840)	(702,616)

Net cash (used in) provided by financing activities	(3,872,840)	13,182,053

Net (decrease) increase in cash and cash equivalents	(58,349)	115,083
Cash and cash equivalents, beginning of the year	115,083	-

Cash and cash equivalents, end of the year	$56,734	$115,083

See accompanying notes to financial statements

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Organization

ICON Global Crossing II, LLC (the “LLC”) was formed on September 27, 2006 as a Delaware limited liability company. The LLC is a joint venture among three affiliated entities, ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the “LLC's Members”). Fund Nine and Fund Ten originally had interests of 17% and 83%, respectively, in the LLC’s profits, losses and cash distributions. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which Fund Nine’s share was approximately $2,000,000 and Fund Ten’s share was approximately $10,044,000.

On October 31, 2006, Fund Eleven made a capital contribution to the LLC of approximately $1,841,000, which changed the interests of Fund Nine, Fund Ten and Fund Eleven to 14.40%, 72.34% and 13.26%, respectively. The total capital contributions made to the LLC as of December 31, 2007 were approximately $13,885,000.

Simultaneously, ICON Global Crossing II, LLC purchased approximately $13,885,000 of equipment that is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, “Global Crossing”). The base lease term is for 48 months and commenced November 1, 2006.

The Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC's assets pursuant to the terms of the respective limited liability company agreements with Fund Nine, Fund Ten and Fund Eleven.

(2)	Summary of Significant Accounting Policies

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term of four years to the asset’s residual value.

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

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007 and 2006

(2)	Summary of Significant Accounting Policies - continued

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The LLC leases equipment to Global Crossing and each such lease has been classified as an operating lease, which was based upon the terms of each lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007 and 2006

(2)	Summary of Significant Accounting Policies - continued

Income Taxes

No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with  Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of depreciation and amortization, impairments, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncement

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for the LLC’s financial statements beginning January 1, 2008. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s financial statements.

(3)	Leased Equipment at Cost

ICON Global Crossing II, LLC purchased approximately $13,885,000 of equipment that is subject to a lease with Global Crossing. The base lease term is for 48 months and commenced November 1, 2006.

Depreciation expense related to the leased equipment was $2,722,704 and $670,661 for the years ended December 31, 2007 and 2006, respectively.

ICON Global Crossing II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007 and 2006

(3)	Leased Equipment at Cost - continued

Aggregate minimum future rentals receivable from the LLC’s non-cancelable lease consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$3,923,808
2009	$3,923,808
2010	$3,269,840

(4)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

(5)	Transactions with Related Parties

During the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(6)	Concentrations

For the years ended December 31, 2007, and 2006, the LLC had one lessee that accounted for 100% of total rental income.

(7)	Distributions

The LLC’s Members were paid distributions of $3,872,840 and $702,616 for the years ended December 31, 2007 and 2006, respectively.

ICON EAM, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON EAM, LLC

We have audited the accompanying balance sheet of ICON EAM, LLC as of December 31, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON EAM, LLC at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

September 9, 2008
New York, New York

ICON EAM, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2007	2006 (unaudited)
Current assets
Cash and cash equivalents	£-	£1,794
Warrants	22,209	19,988
Restricted cash	-	6,790,551
Other current assets	-	35,509

Total current assets	22,209	6,847,842

Total Assets	£22,209	£6,847,842

Liabilities and Members' Equity

Total Liabilities	£-	£-

Members' Equity	22,209	6,847,842

Total Liabilities and Members' Equity	£22,209	£6,847,842

See accompanying notes to financial statements

ICON EAM, LLC
(A Delaware Limited Liability Company)
Statements of Operations

			Period from
			November 9, 2005
			(Commencement of
	Year ended December 31,		Operations ) through
	2007	2006 (unaudited)	December 31, 2005 (unaudited)
Revenue:
Gain on warrants	£2,221	£19,988	£-
Interest and other income	132,764	290,582	-

Total revenue	134,985	310,570	-

Expenses:
General and administrative	38,146	2,728	-

Total expenses	38,146	2,728	-

Net income	£96,839	£307,842	£-

See accompanying notes to financial statements

ICON EAM, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members' Equity

Total
Members'
Equity
Opening balance, November 9, 2005	£-

Net income	-
Cash invested by members	6,532,000

Balance, December 31, 2005 (unaudited)	6,532,000

Net income	307,842
Cash invested by members	8,000

Balance, December 31, 2006 (unaudited)	6,847,842

Net income	96,839
Cash distributions to members	(6,922,472)

Balance, December 31, 2007	£22,209

See accompanying notes to financial statements

ICON EAM, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

			Period from
			November 9, 2005
			(Commencement of
	Years ended December 31,		Operations ) to December 31,
	2007	2006 (unaudited)	2005 (unaudited)
Cash flows from operating activities:
Net income	£96,839	£307,842	£-
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on warrants	(2,221)	(19,988)	-

Net cash provided by operating activities	94,618	287,854	-

Cash flows from investing activities:
Restricted cash	6,790,551	(290,551)	(6,500,000)
Other	35,509	(3,509)	(32,000)

Net cash provided by (used in) in investing activities	6,826,060	(294,060)	(6,532,000)

Cash flows from financing activities:
Investment by members	-	8,000	6,532,000
Cash distributions to members	(6,922,472)	-	-

Net cash (used in) provided by financing activities	(6,922,472)	8,000	6,532,000

Net (decrease) increase in cash and cash equivalents	(1,794)	1,794	-
Cash and cash equivalents, beginning of the period	1,794	-	-

Cash and cash equivalents, end of the period	£-	£1,794	£-

See accompanying notes to financial statements

ICON EAM, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization

ICON EAM, LLC (“ICON EAM”) was formed on November 9, 2005 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the “LLC’s Members”). Fund Ten and Fund Eleven had contributed approximately £3,266,000 in cash for a 50% interest in ICON EAM with the intention of purchasing industrial gas meters and accompanying data gathering equipment that would be subject to a Master Lease with EAM Assets Ltd. (“EAM”). EAM is a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom. EAM was unable to meet its conditions precedent to the obligations to perform under the Master Lease. IEMC Corp., the manager of the LLC (“IEMC”), attempted to negotiate a resolution with EAM regarding its failure to meet those conditions precedent. Based on IEMC's further due diligence, IEMC determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time. All amounts funded to ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest bearing escrow account controlled by ICON EAM's legal counsel. In May 2007, ICON EAM's initial investment and earned interest of approximately £6,922,000 was returned to Fund Ten and Fund Eleven.

The Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC's assets pursuant to the terms of the respective limited liability company agreements with Fund Ten and Fund Eleven.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and all amounts are presented in Great British Pounds (“£”).

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Restricted cash consists of cash in interest-bearing escrow held in anticipation of purchasing industrial gas meters.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

ICON EAM, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Income Taxes

No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC.

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of the warrants is computed using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, exercise price, expiration date, risk free rate and the volatility percentage. The change in fair value of warrants is recognized in the statements of operations.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of the warrants' fair value.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement” (“SFAS  No. 157”).  SFAS  No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS  No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS  No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS  No. 157.  SFAS  No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Manager will provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  As the LLC did not elect to fair value any additional items under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s financial statements.

(3)	Warrants

On March 13, 2006, pursuant to the Capital Master Lease, the shareholders of Energy Asset Management plc, the parent company of EAM, issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock. On March 13, 2006, the Manager had estimated the value of the warrants to be zero in part because Energy Asset Management plc was privately held with no current market for its shares. Later in March 2006, Energy Asset Management plc completed a reverse-merger with a United Kingdom public company with listed shares. The warrants are exercisable for five years after issuance and have an exercise price of £0.015.  At December 31, 2007, the Manager determined, based upon the Black-Scholes option pricing model, that the fair value of these warrants was approximately £22,000.

(4)	Transactions with Related Parties

During the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests. The Manager has determined that these expenses are not material to the LLC’s operations.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(5)	Distributions

The LLC’s Members were paid distributions of £6,922,472 for the year ended December 31, 2007.

ICON AeroTV, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON AeroTV, LLC

We have audited the accompanying balance sheet of ICON AeroTV, LLC as of December 31, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON AeroTV, LLC at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

September 12, 2008
New York, New York

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
		2006
	2007	(unaudited)
Current assets
Cash and cash equivalents	£-	£105,440
Current portion of net investment in finance leases	-	127,626
Restricted cash	-	2,563,627
Equipment held for lease	-	196,025

Total current assets	-	2,992,718

Total Assets	£-	£2,992,718

Liabilities and Members' Equity

Current liabilities
Deferred revenue	£-	£44,963
Security deposit	-	101,494
Accrued expenses and other current liabilities	-	454

Total current liabilities	-	146,911

Total Liabilities	-	146,911

Members' Equity	-	2,845,807

Total Liabilities and Members' Equity	£-	£2,992,718

See accompanying notes to financial statements

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Statements of Operations

			Period from
			November 9, 2005
			(Commencement of
	Year ended December 31,		Operations ) through
		2006	December 31, 2005
	2007	(unaudited)	(unaudited)
Revenue:
Finance income	£12,590	£109,044	£-
Loss on the sale of leased equipment	(76,934)	-	-
Interest and other income	49,772	118,806	-

Total revenue	(14,572)	227,850	-

Expenses:
General and administrative	102,774	7,380	-
Amortization expense	671	5,574	-
Bad debt expense	-	339,089	-

Total expenses	103,445	352,043	-

Net loss	£(118,017)	£(124,193)	£-

See accompanying notes to financial statements

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members' Equity

Total Members'
Equity
Opening balance, November 9, 2005	£-

Net income	-
Cash invested by members	3,230,000

Balance, December 31, 2005 (unaudited)	3,230,000

Net loss	(124,193)
Cash distributions to members	(260,000)

Balance, December 31, 2006 (unaudited)	2,845,807

Net loss	(118,017)
Cash invested by members	97,356
Cash distributions to members	(2,825,146)

Balance, December 31, 2007	£-

See accompanying notes to financial statements

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

			Period from
			November 9, 2005
			(Commencement of
	Years ended December 31,		Operations ) to December 31,
		2006	2005
	2007	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	£(118,017)	£(124,193)	£-
Adjustments to reconcile net loss to net cash
provided by operating activities:
Finance income	(12,590)	(109,044)	-
Loss on the sale of leased equipment	76,934	-	-
Amortization	671	5,574
Bad debt expense	-	339,089	-
Changes in operating assets and liabilities:
Collection of minimum rents receivable	111,038	231,383	-
Payables, deferred rental income and other current liabilities	(143)	146,911	-

Net cash provided by operating activities	57,893	489,720	-

Cash flows from investing activities:
Investment in equipment	-	(790,653)	-
Proceeds from sale of equipment	830	-	-
Restricted cash	2,563,627	666,373	(3,230,000)

Net cash provided by (used in) in investing activities	2,564,457	(124,280)	(3,230,000)

Cash flows from financing activities:
Investment by members	97,356	-	3,230,000
Cash distributions to members	(2,825,146)	(260,000)	-

Net cash (used in) provided by financing activities	(2,727,790)	(260,000)	3,230,000

Net (decrease) increase in cash and cash equivalents	(105,440)	105,440	-
Cash and cash equivalents, beginning of the year	105,440	-	-

Cash and cash equivalents, end of the year	£-	£105,440	£-

See accompanying notes to financial statements

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization

ICON AeroTV, LLC (the “LLC”) was formed on December 22, 2005 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the “LLC’s Members”). Fund Ten and Fund Eleven had each contributed approximately £1,615,000 in cash for a 50% interest in the LLC with the intention of purchasing on-board digital audio/visual systems that would be subject to a Master Lease with AeroTV, Ltd. (“AeroTV”). AeroTV is a provider of on board digital audio/visual systems for airlines, rail and coach operators in the United Kingdom. On February 13, 2007, AeroTV’s customer, a scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the LLC's manager of its inability to pay certain rent owed to the LLC and subsequently filed for insolvency protection in the United Kingdom. In May 2007, all unexpended amounts previously contributed to the LLC for the purchase of on board digital audio/visual systems were returned to the LLC’s Members, along with interest, totaling approximately £2,825,000.

The Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC's assets pursuant to the terms of the respective limited liability company agreements with Fund Ten and Fund Eleven.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and all amounts are presented in British Pounds Sterling (“£”).

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Restricted cash consisted of cash in interest bearing escrow held in anticipation of purchasing on-board digital audio/visual systems for airlines, rail and coach operators.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated were expensed as an acquisition expense.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The LLC leases equipment to AeroTV which is classified as a finance lease, which was based upon the terms of each lease. For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
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

Income Taxes

No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of amortization and residual values.  Actual results could differ from those estimates.

(3)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2007 and 2006:

		2006
	2007	(unaudited)

Minimum rents receivable	£-	£111,038
Estimated residual value	-	56,690
Initial direct costs, net	-	22,152
Unearned income	-	(62,254)

Net investments in finance leases	-	127,626

Less: Current portion of net
investment in finance leases	-	127,626

Net investment in finance leases,
less current portion	£-	£-

During February and March 2006, the LLC purchased approximately £567,000 of equipment that was leased to AeroTV with lease terms that were set to expire between December 31, 2007 and June 30, 2008. On August 3, 2006, the LLC agreed to purchase approximately £450,000 of additional equipment on lease to AeroTV with a lease term due to expire on June 30, 2008. On August 17, 2006, the LLC paid approximately £196,000 of the agreed upon purchase price of £450,000 and agreed to pay the remaining £254,000 conditioned upon AeroTV installing the leased equipment.

ICON AeroTV, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

(4)	Net Investment in Finance Leases - continued

 In February 2007, AeroTV’s customer, a scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified the Manager of its inability to pay certain rent owed to the LLC and subsequently filed for insolvency protection in the United Kingdom. In February 2007, the LLC sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter, certain facts came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, the LLC filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. The LLC obtained a default judgment against the AeroTV director, which was subsequently set aside. The LLC is currently in the process of attempting to have the judgment reinstated. At this time, it is not possible to determine the ability to collect the judgment if it is reinstated.

In March 2007, the LLC wrote off its leased assets with a remaining cost basis of approximately £225,000, which was off-set by the recognition of the relinquished security deposit and deferred income of approximately £148,000, resulting in a loss of approximately £77,000. Also in March 2007, the LLC collected approximately £111,000 of the remaining rent balance.

(5)	Transactions with Related Parties

During the normal course of operations, the LLC’s Members pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests. The Manager has determined that these expenses are not material to the LLC’s operations.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(6)	Distributions

The LLC’s Members were paid distributions of £2,825,146 and £260,000 for the years ended December 31, 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 000−51916
ICON Leasing Fund Eleven, LLC (Registrant) by its Manager, ICON Capital Corp.

September 18, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Director (Co-Principal Executive Officer)

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Director (Co-Principal Executive Officer)

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

September 18, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Director (Co-Principal Executive Officer)

September 18, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Director (Co-Principal Executive Officer)

September 18, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

27