Form 10-Q
period 2008-09-30
ICON Leasing Fund Eleven, LLC
filed 2008-11-12
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2008
or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission File Number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on November 1, 2008 is 363,256.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	September 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$15,339,498	$42,339,549
Current portion of net investment in finance leases	7,297,766	10,442,124
Accounts receivable (net of allowance
for doubtful accounts of $0 and $73,321, respectively)	1,549,023	4,087,034
Restricted cash	260,826	1,426,170
Equipment held for sale or lease, net	-	2,226,905
Deferred income taxes	344,355	-
Income taxes receivable	1,306,741	2,037,851
Other current assets	1,485,569	1,604,967

Total current assets	27,583,778	64,164,600

Non-current assets
Net investment in finance leases, less current portion	25,905,609	89,080,301
Leased equipment at cost (less accumulated depreciation of
$106,961,447 and $109,756,923, respectively)	347,227,976	417,738,629
Note receivable on financing facility, net	-	4,087,568
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	7,923,517	4,638,393
Deferred income taxes	911,311	963,595
Other non-current assets, net	1,990,811	2,356,913

Total non-current assets	396,681,230	531,587,405

Total Assets	$424,265,008	$595,752,005

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$42,421,742	$79,084,120
Interest rate swap contracts	4,810,203	4,556,116
Deferred revenue	4,299,918	11,869,874
Current portion of leasing payables and other lease liabilities	-	5,253,451
Due to Manager and affiliates, net	343,310	296,476
Income taxes payable	364,805	139,310
Accrued expenses and other current liabilities	1,163,921	3,995,256

Total current liabilities	53,403,899	105,194,603

Non-current liabilities
Non-recourse long-term debt, net of current portion	131,475,883	206,410,288
Leasing payables and other lease liabilities, net of current portion	-	10,533,826

Total non-current liabilities	131,475,883	216,944,114

Total Liabilities	184,879,782	322,138,717

Minority Interest	15,699,053	12,389,412

Commitments and contingencies (Note 13)

Members' Equity
Manager	(938,294)	(643,560)
Additional Members	227,136,371	256,754,095
Accumulated other comprehensive (loss) income	(2,511,904)	5,113,341

Total Members' Equity	223,686,173	261,223,876

Total Liabilities and Members' Equity	$424,265,008	$595,752,005

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Rental income	$19,982,514	$26,503,336	$70,202,950	$75,714,659
Finance income	641,882	1,736,842	3,871,390	5,715,097
Income from investments in joint ventures	176,587	36,790	1,570,572	57,722
Net gain on sales of new equipment	-	164,871	278,082	716,579
Net loss on sales of leased equipment	-	(590,605)	(720,385)	(637,659)
Net loss on sale of portfolio	(271,988)	-	(11,921,785)	-
Interest and other income	451,854	1,554,296	1,972,464	4,073,158

Total revenue	20,980,849	29,405,530	65,253,288	85,639,556

Expenses:
Management fees - Manager	1,037,806	1,739,929	4,216,992	4,895,421
Administrative expense reimbursements - Manager	557,413	1,192,107	3,167,296	4,181,934
General and administrative	341,981	458,712	2,383,577	1,461,535
Interest	3,076,106	4,671,432	9,872,200	13,051,443
Depreciation and amortization	13,857,807	20,534,370	51,237,519	60,998,815
Impairment loss	-	122,774	-	122,774
(Gain) loss on financial instruments	(148,692)	1,965,541	41,628	1,530,916

Total expenses	18,722,421	30,684,865	70,919,212	86,242,838

Income (loss) before minority interest and income taxes	2,258,428	(1,279,335)	(5,665,924)	(603,282)

Minority interest	(594,777)	(263,621)	(1,471,225)	(779,271)

Income (loss) before income taxes	1,663,651	(1,542,956)	(7,137,149)	(1,382,553)

Provision (benefit) for income taxes	337,139	428,484	(2,707,715)	(74,768)

Net income (loss)	$1,326,512	$(1,971,440)	$(4,429,434)	$(1,307,785)

Net income (loss) allocable to:
Additional Members	$1,313,247	$(1,951,726)	$(4,385,139)	$(1,294,707)
Manager	13,265	(19,714)	(44,295)	(13,078)

	$1,326,512	$(1,971,440)	$(4,429,434)	$(1,307,785)

Weighted average number of additional
member shares outstanding	363,355	363,946	363,430	348,262

Net income (loss) per weighted average
additional member share outstanding	$3.61	$(5.36)	$(12.07)	$(3.72)

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
				Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Income/(Loss)	Equity
Balance, December 31, 2007	363,859	$256,754,095	$(643,560)	$5,113,341	$261,223,876
Net loss	-	(364,888)	(3,686)	-	(368,574)
Change in valuation of interest rate swap contracts	-	-	-	(3,253,516)	(3,253,516)
Currency translation adjustments	-	-	-	(123,652)	(123,652)
Comprehensive loss	-	-	-	-	(3,745,742)
Additional member shares redeemed	(355)	(280,039)	-	-	(280,039)
Cash distributions to members	-	(8,272,273)	(83,406)	-	(8,355,679)

Period ended March 31, 2008 (unaudited)	363,504	$247,836,895	$(730,652)	$1,736,173	$248,842,416
Net loss	-	(5,333,498)	(53,874)		(5,387,372)
Change in valuation of interest rate swap contracts	-	-	-	2,785,260	2,785,260
Currency translation adjustments	-	-	-	(6,038,879)	(6,038,879)
Comprehensive loss	-	-	-	-	(8,640,991)
Additional member shares redeemed	(36)	(29,734)		-	(29,734)
Cash distributions to members	-	(8,269,163)	(83,527)	-	(8,352,690)

Period ended June 30, 2008 (unaudited)	363,468	$234,204,500	$(868,053)	$(1,517,446)	$231,819,001
Net income	-	1,313,247	13,265		1,326,512
Change in valuation of interest rate swap contracts	-	-	-	196,912	196,912
Currency translation adjustments	-	-	-	(1,191,370)	(1,191,370)
Comprehensive income	-	-	-	-	332,054
Additional member shares redeemed	(135)	(114,540)		-	(114,540)
Cash distributions to members	-	(8,266,836)	(83,506)	-	(8,350,342)

Period ended September 30, 2008 (unaudited)	363,333	$227,136,371	$(938,294)	$(2,511,904)	$223,686,173

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,429,434)	$(1,307,785)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(9,838,051)	(7,928,631)
Finance income	(3,871,390)	(5,715,097)
Income from investments in joint ventures	(1,570,572)	(57,722)
Net loss (gain) on sales of new and leased equipment	442,303	(78,920)
Net loss on sale of portfolio	11,921,785	-
Depreciation and amortization	51,237,519	60,998,815
Impairment loss	-	122,774
Interest expense on non-recourse financing paid directly to lenders by lessees	2,986,271	1,884,884
Loss on financial instruments	41,628	1,530,916
Minority interest	1,471,225	779,271
Deferred tax benefit	(361,966)	(737,667)
Changes in operating assets and liabilities:
Collection of finance leases	17,271,450	25,668,997
Accounts receivable	(2,182,305)	(255,123)
Other assets, net	1,168,377	(363,024)
Payables, deferred revenue and other current liabilities	(10,902,456)	(6,836,443)
Due to/from Manager and affiliates, net	127,301	(128,881)
Distributions to/from minority interest and joint ventures	(903,604)	(678,699)

Net cash provided by operating activities	52,608,081	66,897,665

Cash flows from investing activities:
Investments in leased assets	(44,513,142)	(114,676,027)
Proceeds from sales of new and leased equipment	7,315,210	20,918,533
Proceeds from sale of portfolio	7,316,137	-
Investment in financing facility	(164,822)	(3,475,507)
Investment in short-term note receivable	-	(6,500,000)
Repayment of financing facility	4,367,055	-
Investments in joint ventures	(4,056,373)	-
Change in restricted cash	452,098	(456,112)
Distributions received from joint ventures in excess of profits	786,496	9,925,586

Net cash used in investing activities	(28,497,341)	(94,263,527)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	14,534,777	30,103,769
Repayments of non-recourse long-term debt	(43,308,853)	(59,191,174)
Issuance of additional member shares, net of sales and offering expenses paid	-	64,494,671
Redemption of additional member shares	(424,313)	(1,031,846)
Cash distributions to members	(25,058,711)	(29,164,208)
Minority interest contribution in joint venture	5,615,733	-
Distributions to minority interest holders in joint ventures	(2,469,424)	(1,344,415)

Net cash (used in) provided by financing activities	(51,110,791)	3,866,797

Effects of exchange rates on cash and cash equivalents	-	3,834,157

Net decrease in cash and cash equivalents	(27,000,051)	(19,664,908)
Cash and cash equivalents, beginning of the period	42,339,549	61,258,267

Cash and cash equivalents, end of the period	$15,339,498	$41,593,359

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,860,831	$11,547,103

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased with non-recourse long-term debt
paid directly by lender	$-	$66,656,754
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$9,282,000	$8,462,121
Transfer of non-recourse long-term debt in connection with sale
of Leasing Portfolio	$73,187,369	$-

See accompanying notes to condensed consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for the full year.

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

The LLC was formed on December 2, 2004 as a Delaware limited liability company and commenced operations on May 6, 2005 when the LLC admitted its first additional members.  Additional members represent all members other than the Manager.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration.  The LLC also purchased equipment and sold it to its leasing customers. The LLC will continue until December 31, 2024, unless terminated sooner.

The Manager of the LLC is a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC’s offering period ended on April 20, 2007 and its operating period commenced.  The LLC invests most of the net proceeds from its offering in equipment leases and financing transactions. After the net offering proceeds are fully invested, additional investments will be made with the cash generated from the LLC’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to members. The investment in additional equipment leases and financing transactions in this manner is called “reinvestment.” The LLC currently anticipates investing in equipment leases and financing transactions from time to time until approximately April 2012, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years. After the operating period, the LLC will then sell its assets in the ordinary course of business, a time frame called the “liquidation period.”

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(2)	Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

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

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$80,931	$-	$80,931

Liabilities:

Derivative Liabilities	$-	$4,810,203	$-	$4,810,203

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the warrants are recorded in other non-current assets and the derivative liabilities are recorded in derivative instruments.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s condensed consolidated financial statements.

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

On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation, which was based in Mississauga, Ontario, Canada.

On May 19, 2008, the LLC sold substantially all of the remaining net assets in the Leasing Portfolio (“Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  The LLC recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement.  As a result, the LLC recognized a net book loss of approximately $11,922,000 on the sale of the Remaining Net Assets. During the three months ended September 30, 2008, the LLC recorded a loss of approximately $272,000, relating to post closing adjustments.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Minimum rents receivable	$35,788,757	$104,858,623
Estimated residual values	3,070,296	7,440,417
Initial direct costs, net	631,335	2,583,319
Unearned income	(6,287,013)	(15,359,934)

Net investment in finance leases	33,203,375	99,522,425

Less: Current portion of net investment in finance leases	7,297,766	10,442,124

Net investment in finance leases, less current portion	$25,905,609	$89,080,301

On September 23, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), acquired additional telecommunications equipment for a purchase price of approximately $3,991,000.  The equipment is subject to a lease with Global Crossing Telecommunications, Inc.  The base lease term is 36 months and commenced on October 1, 2008.  The LLC paid acquisition fees to the Manager of approximately $120,000 in connection with this transaction.

As discussed in Note 4, on May 19, 2008, the LLC sold the Remaining Net Assets in the Leasing Portfolio, which included approximately $60,520,000 of net investment in finance leases.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$2,438,552
2009	9,909,663
2010	10,254,870
2011	5,296,213
2012	4,378,809
Thereafter	3,510,650
$35,788,757

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(6)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Marine vessels
Container vessels	$142,500,324	$142,500,324
Tanker vessels	115,097,430	115,097,430
Product tankers	90,798,632	90,798,632
Manufacturing equipment	57,526,824	38,770,027
Telecommunications equipment	48,266,213	42,686,715
Leasing Portfolio	-	97,642,424

	454,189,423	527,495,552
Less: Accumulated depreciation	(106,961,447)	(109,756,923)

	$347,227,976	$417,738,629

Depreciation expense was $13,765,919 and $20,516,533 for the three months ended September 30, 2008 and 2007, respectively.  Depreciation expense was $50,701,257 and $60,812,962 for the nine months ended September 30, 2008 and 2007, respectively.

ICON Senang and ICON Sebarok

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax 95,649 DWT product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”), from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse long-term debt under a secured loan agreement with Fortis Capital Corp. (‘Fortis Capital”). The LLC paid an acquisition fee to the Manager of approximately $2,640,000 in connection with this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, two bareboat charters were entered into by an affiliate of Teekay for a term of 60 months.  The charters commenced on April 11, 2007.

ICON French Equipment I

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“HI”) to purchase certain auto parts manufacturing equipment from HSA and HI.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and HI, respectively, for an initial term of 60 months.  The aggregate purchase price for the equipment was approximately $11,994,000 (€9,000,000). The LLC incurred professional fees of approximately $51,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment. The leases commenced on April 1, 2007.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

MW Universal

On September 28, 2007, the LLC completed the acquisitions of and simultaneously leased back all of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees to the Manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively, in connection with these transactions.  Each lease commenced on January 1, 2008 and continues for a period of 60 months.

On December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the manufacturing assets of MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  The LLC paid acquisition fees to the Manager for General and AMI of approximately $12,000 and $51,000, respectively in connection with these transactions.  Each lease commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions for W Forge, Scott, Gilco, General and AMI, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), entities also managed by the Manager (together with the LLC, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.

On June 9, 2008, the Participating Funds and IEMC Corp. (“IEMC”), a subsidiary of the Manager, entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 300 shares of the capital stock of W Forge at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of September 30, 2008, the LLC’s current proportionate share is 100%.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

On September 5, 2008, the Participating Funds and IEMC entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of September 30, 2008, the LLC’s current proportionate share is 57.3%.

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

ICON Pliant

On June 30, 2008, the LLC and Fund Twelve, through their joint venture ICON Pliant, LLC (“ICON Pliant”), entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment. The LLC and Fund Twelve have ownership interests in ICON Pliant of 55% and 45%, respectively.

On July 16, 2008, the LLC and Fund Twelve completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The purchase price was $12,115,000, of which the LLC paid approximately $6,663,000. The base lease term commenced on October 1, 2008 and continues for 60 months. Total acquisition fees paid to the Manager were approximately $363,000, of which the LLC’s portion was approximately $200,000.

ICON Global Crossing III, LLC

On June 26, 2008 and June 27, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, LLC, acquired additional telecommunications equipment for an aggregate purchase price of approximately $5,417,000.  The equipment is subject to a lease with Global Crossing Telecommunications, Inc.  The base lease term is 36 months and commenced on July 1, 2008.  The LLC paid acquisition fees to the Manager of approximately $163,000 in connection with this transaction.

Leasing Portfolio

For the nine months ended September 30, 2008 and 2007, the LLC purchased approximately $7,954,000 and $27,543,000 of new equipment related to the Leasing Portfolio, respectively. As discussed in Note 4, on May 19, 2008, the LLC sold the Remaining Net Assets in the Leasing Portfolio, which included approximately $45,403,000 of leased equipment at cost, net of accumulated depreciation.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(6)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases over the next five years consisted of the following at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$19,267,502
2009	$77,062,751
2010	$68,546,707
2011	$29,053,489
2012	$15,033,176
Thereafter	$5,230,763

(7)	Note Receivable on Financing Facility, net

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility. The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra. The LLC was to receive principal payments starting in October 2008. In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74%. In connection with the transaction, the LLC received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share. The fair value of these warrants was approximately $115,000 on the transaction date and was reflected as a discount on the face amount of the note receivable.

At September 30, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $80,931. The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $2.01, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 2.16%. The volatility percentage was determined by taking a sampling of six similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling.

The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. At June 30, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this financing facility.

On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, the LLC recognized a net loss of $18,375. The repayment does not affect the warrants held by the LLC and the LLC retains its rights thereunder.

(8)	Investments in Joint Ventures

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(8)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON AeroTV is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net loss	$-	$5,868	$-	$272,424
LLC's share of net loss	$-	$2,934	$-	$136,212

ICON EAM, LLC

The LLC had a 50% interest in ICON EAM, LLC (“ICON EAM”), a joint venture with Fund Ten, whose sole purpose was to lease gas meters and accompanying data gathering equipment to EAM Assets Ltd. (“EAM”).  All amounts funded by ICON EAM in anticipation of purchasing the industrial gas meters and accompanying data gathering equipment were deposited into an interest-bearing escrow account controlled by ICON EAM's legal counsel.  In May 2007, ICON EAM’s initial investment and all accrued interest of approximately $13,695,000 were returned to the LLC and Fund Ten, of which the LLC’s share was approximately $6,848,000.

Information as to the results of operations of ICON EAM is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net income	$-	$-	$-	$186,724
LLC's share of net income	$-	$-	$-	$93,362

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(8)	Investments in Joint Ventures - continued

ICON Global Crossing II, LLC

The LLC, along with Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”) formed ICON Global Crossing II, LLC (“ICON Global Crossing II”) with interest of approximately 13.3%, 72.3% and 14.4%, respectively. ICON Global Crossing II was formed for the sole purpose to lease telecommunications equipment to Global Crossing and Global Crossing North American Networks, Inc.

Information as to the results of operations of ICON Global Crossing II is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Total revenue	$980,952	$980,952	$2,942,856	$2,942,856
Net income	$300,210	$299,576	$873,347	$758,459
LLC's share of net income	$39,808	$39,724	$115,806	$100,572

ICON EAR, LLC

On December 28, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with interests of 45% and 55%, respectively.  ICON EAR completed the acquisition and simultaneous lease back of semiconductor manufacturing equipment from EAR for a purchase price of $6,935,000. The base lease term commenced on July 1, 2008 and continues for a period of 60 months. The LLC paid an acquisition fee to the Manager of approximately $94,000 relating to this transaction.

During June 2008, the LLC and Fund Twelve made additional contributions to ICON EAR, which were used to complete another acquisition from EAR and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of $8,794,500. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The base lease term commenced on July 1, 2008 and continues for a period of 60 months. The LLC paid acquisition fees to the Manager of approximately $119,000 relating to this transaction.

(9)	Non-Recourse Long-Term Debt

Containership Vessels

On June 21, 2006, the LLC, through its wholly-owned subsidiaries ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II”), acquired four container vessels (collectively, the “ZIM Vessels”).  The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”), which are wholly-owned subsidiaries of ICON European Container and ICON European Container II .

In connection with the acquisition of the ZIM Vessels, the LLC assumed approximately $93,325,000 of senior non-recourse long-term debt.  Pursuant to the terms of the loan agreement with HSH Nordbank AG (“HSH”), there are two separate portions to the senior non-recourse long-term debt obligation.  HSH has first priority security interest in the ZIM Vessels.  The KS Companies are jointly and severally liable for the obligations under the loan agreement and the ZIM Vessels are cross-collateralized.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt - continued

The portion of the senior non-recourse long-term debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) (collectively, “Portion I”) matures on November 18, 2010 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.25% per year.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. On February 18, 2008, the LLC prepaid $400,000, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

The portion of the senior non-recourse long-term debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel (collectively, “Portion II”) matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year.  On January 27, 2011, a balloon payment of approximately $14,000,000 was originally due.  On February 4, 2008, the LLC prepaid $300,000 which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

On April 24, 2008, the LLC amended the loan agreement with HSH changing the payment terms from quarterly payments to monthly payments.  As a result of this amendment, Portion I has a balloon payment due November 18, 2010 of approximately $7,300,000 and Portion II has a balloon payment due January 27, 2011 of approximately $13,900,000.

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse long-term debt obligation and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts have a fixed interest rate of 4.16% for M/V ZIM Japan, 4.72% for M/V Adaman Sea (f/k/a ZIM America), and 4.74% for M/V ZIM Hong Kong and M/V ZIM Israel.

On April 28, 2008 the LLC terminated these three interest rate swap contracts and entered into two new interest rate swaps.  These transactions resulted in a gain of approximately $160,000.  The two new interest rate swaps had notional amounts of approximately $26,620,000 and $33,190,000 with fixed interest rates of 4.50% and 4.74%, respectively.  As of June 6, 2008, the LLC designated these interest rate swaps as cash flow hedges with the M/V ZIM Hong Kong and M/V ZIM Israel and M/Z ZIM Japan and M/V Adaman Sea senior non-recourse long-term debt obligations, respectively to fix the variable interest rates, however one of the swaps was determined to be ineffective at inception and the other became ineffective in the current quarter. The LLC recorded approximately $327,000 of ineffectiveness relating to these swaps as of September 30, 2008, which has been recorded as a realized gain in the statements of operations.

Tanker Vessels

On April 11, 2007, the LLC, through the Teekay Purchasers acquired the Teekay Vessels. In connection with the acquisition of the Teekay Vessels, the LLC assumed approximately $66,657,000 of non-recourse long-term debt. Pursuant to the terms of the loan agreement with Fortis Capital, the non-recourse long-term debt obligations mature on April 11, 2012 and accrue interest at LIBOR plus 1.00% per year. At September 30, 2008, the aggregate outstanding balance of the non-recourse long-term debt obligations related to the Teekay Vessels was approximately $54,279,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(9)	Non-Recourse Long-Term Debt - continued

Simultaneously with the execution of the non-recourse long-term debt agreements mentioned above, the LLC entered into interest rate swap contracts with Fortis Capital in order to hedge the variable interest rates on the non-recourse long-term debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts, which were initially deemed highly effective, fixed the interest rates of the Teekay Vessels at 5.125%. During the current quarter, the interest rate swap contracts were determined to be ineffective. Therefore, the change in the fair value of the swap contracts during the current quarter, of ineffectiveness, of approximately $12,000, has been recorded as a realized gain in the statements of operations.

Leasing Portfolio

The Leasing Portfolio had non-recourse long-term debt obligations, which accrued interest at rates ranging from 4.30% to 8.09% per year.  On May 19, 2008, the non-recourse long-term debt obligations of approximately $73,187,000 were assumed by U.S. Micro in conjunction with the sale of the Remaining Net Assets.

Aggregate Maturities of Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$10,512,821
2009	42,995,346
2010	55,161,059
2011	43,517,699
2012	21,710,700
$173,897,625

(10)	Revolving Line of Credit, Recourse

The LLC, along with ICON Income Fund Eight B L.P. (“Fund Eight B”), Fund Nine, Fund Ten and Fund Twelve (entities sponsored and organized by the Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(10)	Revolving Line of Credit, Recourse - continued

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B. Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

(11)	Income Tax

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the nine months ended September 30, 2008, the benefit from income taxes was comprised of $2,345,749 in current taxes and $361,966 in deferred taxes.  The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination from 2006 through 2007 periods.

As a result of the sale of the Leasing Portfolio, the LLC elected to carry back certain cumulative net operating losses to prior periods, and accordingly, recognized an income tax receivable of approximately $2,700,000.  The LLC has a deferred tax asset of approximately $3,000,000, relating to the sale of the Leasing Portfolio, that has a valuation allowance of approximately $2,541,000. The remaining deferred tax asset of approximately $459,000 is expected to be utilized in 2009.

(12)	Transactions with Related Parties

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $250,439 for the nine months ended September 30, 2008.  The Manager’s interest in the LLC’s net income (loss) for the three months ended September 30, 2008 and 2007 was $13,265 and $(19,714), respectively.  The Manager’s interest in the LLC’s net loss for the nine months ended September 30, 2008 and 2007 was $44,295 and $13,078, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(12)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and nine months ended September 30, 2008 and 2007, were as follows (unaudited):

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2008	2007	2008	2007
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$-	$-	$-	$1,095,103
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	-	-	1,460,137
ICON Capital Corp.	Manager	Acquisition fees (2)	119,719	1,172,500	1,159,820	5,553,112
ICON Capital Corp.	Manager	Management fees (3)	1,037,806	1,739,929	4,216,992	4,895,421
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	557,413	1,192,107	3,167,296	4,181,934
Total fees paid to the Manager
and its affiliates			$1,714,938	$4,104,536	$8,544,108	$17,185,707

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Charged directly to operations.

At September 30, 2008, the LLC had a net payable due to its Manager that consisted of an accrual due to the Manager for administrative expense reimbursements of $383,035, offset by a deal deposit of $39,725.

(13)	Commitments and Contingencies and Off Balance Sheet Risk

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2008 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

(14)	Concentrations

For the three and nine months ended September 30, 2008, the LLC had three lessees that accounted for approximately 63.6% and 53.1% of total rental and finance income, respectively.

For the three and nine months ended September 30, 2007, the LLC had five and four lessees that accounted for approximately 78.8% and 71.8% of total rental and finance income, respectively.

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Eleven, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program formed on December 2, 2004.  We began active operations on May 6, 2005.  We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases.  For our other equipment leases, we finance the majority of the purchase price from borrowings from third parties. We refer to these leases as “growth leases”. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

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

At September 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease or financing:

Lumber Processing Equipment

•
We own equipment, plant and machinery, which is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc.  The lease expires in November 2013. We also own a mortgage note receivable that is due on December 1, 2013.

Marine Vessels

Containership Vessels

•
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

Tanker Vessels

•
On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, two Aframax 95,649 DWT product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, comprised of (i) a cash payment of approximately $21,300,000 funded in the form of a capital contribution and (ii) borrowings of approximately $66,700,000 of non-recourse long-term debt under a secured loan agreement with Fortis Capital Corp.  We paid an acquisition fee to our Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, a bareboat charter was entered into by an affiliate of Teekay Corporation for a term of 60 months.  The charter commenced on April 11, 2007.

Product Vessels

•
We own four product carrying vessels, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (“Top Ships Vessels”), which are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) that will expire in February 2011.

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

•
We own, through our wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), telecommunications equipment on lease to Global Crossing.  On June 27, 2008 and September 23, 2008, respectively, we acquired additional telecommunications equipment from various vendors for an aggregate purchase price of approximately $5,417,000 and $3,991,000, respectively, which was then leased to Global Crossing.  The base lease terms are 36 months and commenced on July 1, 2008 and October 1, 2008, respectively.  We paid acquisition fees to our Manager of approximately $163,000 and $120,000, respectively, in connection with these transactions.

•
On December 20, 2007, we, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000 in cash. This equipment is subject to a lease with Global Crossing. The base lease term is 36 months and commenced on January 1, 2008. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which our share was approximately $7,140,000.  We paid an acquisition fee to our Manager of approximately $214,000 in connection with this transaction.

Manufacturing Equipment

•
On March 30, 2007, we, through our wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“HI”) to purchase certain auto parts manufacturing equipment from HSA and HI.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and HI, respectively, for an initial term of 60 months.  The aggregate purchase price for the equipment was approximately $11,994,000 (€9,000,000).  We incurred professional fees of approximately $51,000 and paid an acquisition fee to our Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment. The leases commenced on April 1, 2007.

•
On September 28, 2007, we completed the acquisitions of and simultaneously leased back all of the manufacturing assets of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid acquisition fees to our Manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively, in connection with this transaction.

•
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

•
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

•
On June 30, 2008, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment for a purchase price of $12,115,000. On July 16, 2008, we and Fund Twelve completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. We and Fund Twelve have ownership interests of 55% and 45% in ICON Pliant, LLC (“ICON Pliant”), respectively. The base lease term is 60 months, commenced on October 1, 2008 and rent will be paid in advance quarterly installments. Total acquisition fees paid to our Manager were approximately $363,000, of which our portion was approximately $200,000.

Lease and Other Significant Transactions

•
On December 22, 2005, we along with Fund Ten, formed ICON AeroTV, LLC (“ICON AeroTV”) and each contributed approximately $2,776,000 for a 50% interest. ICON AeroTV’s sole purpose was owning equipment leased to AeroTV Ltd (“AeroTV”).   On February 13, 2007, AeroTV’s customer, the largest scheduled bus line in Europe, terminated its service agreement with AeroTV. Shortly thereafter, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom. In February 2007, ICON AeroTV sent a notice to AeroTV terminating the master lease agreement. Shortly thereafter, certain facts came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV. On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud. ICON AeroTV obtained a default judgment against the AeroTV director, which was subsequently set aside. On April 17, 2008, the judgment was reinstated. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

•
On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), which was based in Mississauga, Ontario, Canada.  The Leasing Portfolio was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager. On May 19, 2008, we sold substantially all of our net assets in the Leasing Portfolio (“Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  We recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement. As a result, we recognized a net book loss of approximately $11,922,000 from the sale of the Remaining Net Assets.  During the three months ended September 30, 2008, we recorded a loss of approximately $272,000, relating to post closing adjustments. The non-recourse long-term debt obligations were assumed by U.S. Micro upon the sale of the Remaining Net Assets.  Although we recorded a net book loss on the sale of the Remaining Net Assets, our aggregate investment in the Leasing Portfolio yielded a gross cash on cash return in excess of 110%.  We calculated the cash on cash return by dividing the total amount of cash received from the Leasing Portfolio from rental proceeds, financing proceeds, residual proceeds, and the cash received in connection with the sale of the Remaining Net Assets by the total amount of the equity invested in the acquisition of the Leasing Portfolio, plus all subsequent equity investments in the Leasing Portfolio.

•
On June 9, 2008, we, along with Fund Ten and Fund Twelve (collectively, the “Participating Funds”) entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain defaults under the lease covenants with us.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant to us to purchase 300 shares of the capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008.

•
On August 13, 2007, we completed a participation investment in an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  Included as part of the consideration in the acquisition were warrants for the purchase of 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrants are set to expire on April 6, 2014. On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. We received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date. As a result of the repayment, we recognized a net loss of $18,375. The repayment does not affect the warrants held by us, and we retain our rights thereunder.

•
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

•
On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager, entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with us. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of September 30, 2008, our current proportionate share is 57.3%.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our condensed consolidated financial statements.

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

Results of Operations for the Three Months Ended September 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2008	2007	Change
Rental income	$19,982,514	$26,503,336	$(6,520,822)
Finance income	641,882	1,736,842	(1,094,960)
Income from investments in joint ventures	176,587	36,790	139,797
Net gain on sales of new equipment	-	164,871	(164,871)
Net loss on sales of leased equipment	-	(590,605)	590,605
Net loss on sale of portfolio	(271,988)	-	(271,988)
Interest and other income	451,854	1,554,296	(1,102,442)

Total revenue	$20,980,849	$29,405,530	$(8,424,681)

Total revenue for the 2008 Quarter decreased $8,424,681, or 28.6%, as compared to the 2007 Quarter.  The decrease in total revenue was primarily due to the sale of the Remaining Net Assets on May 19, 2008. The decrease in rental income was largely attributable to the sale of the Remaining Net Assets, which accounted for approximately $9,487,000 of the decrease in rental income. The decrease was partially offset by an increase in rental income of approximately $2,939,000 related to (i) the manufacturing equipment on lease with the subsidiaries of MWU, which were entered into during September and December 2007, (ii) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (iii) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008 and (iv) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in finance income was largely attributable to the sale of the Remaining Net Assets, which accounted for approximately $1,410,000 of the decrease in finance income. The decrease was partially offset by an increase in finance income of approximately $363,000 related to the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007. The decrease in interest and other income was largely attributable to (i) lower cash balances in interest-bearing accounts during the 2008 Quarter and (ii) the sale of the Remaining Net Assets.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2008	2007	Change
Management fees - Manager	$1,037,806	$1,739,929	$(702,123)
Administrative expense reimbursements - Manager	557,413	1,192,107	(634,694)
General and administrative	341,981	458,712	(116,731)
Interest	3,076,106	4,671,432	(1,595,326)
Depreciation and amortization	13,857,807	20,534,370	(6,676,563)
Impairment loss	-	122,774	(122,774)
(Gain) loss on financial instruments	(148,692)	1,965,541	(2,114,233)

Total expenses	$18,722,421	$30,684,865	$(11,962,444)

Total expenses for the 2008 Quarter decreased $11,962,444, or 39.0%, as compared to the 2007 Quarter.  The decrease was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in expenses, and a decrease in the loss on derivative instruments recognized in the 2008 Quarter. The decrease in depreciation and amortization was largely attributable to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $8,494,000 in depreciation and amortization expense. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $1,791,000 related to (i) the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007, (ii) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (iii) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (iv) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008, and (v) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest expense was predominantly due to a reduction in the balance of the non-recourse long-term debt outstanding resulting from the sale of the Remaining Net Assets. The decrease in management fees – Manager and administrative expense reimbursements – Manager was primarily due to the sale of the Remaining Net Assets.

Minority Interest

The increase in minority interest for the 2008 Quarter primarily related to (i) the investment by Fund Ten in ICON Global Crossing V during December 2007, and (ii) the investment by Fund Twelve in ICON Pliant during July 2008.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2008 Quarter, the provision for income taxes was comprised of $166,292 in current taxes and an additional valuation allowance of $170,847 on deferred taxes.

Net Income (Loss)

As a result of the foregoing factors, net income (loss) for the 2008 Quarter and 2007 Quarter was $1,326,512 and $(1,971,440), respectively.  The net income (loss) per weighted average additional member share outstanding for the 2008 Quarter and 2007 Quarter was $3.61 and $(5.36), respectively.

Results of Operations for the Nine Months Ended September 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2008	2007	Change
Rental income	$70,202,950	$75,714,659	$(5,511,709)
Finance income	3,871,390	5,715,097	(1,843,707)
Income from investments in joint ventures	1,570,572	57,722	1,512,850
Net gain on sales of new equipment	278,082	716,579	(438,497)
Net loss on sales of leased equipment	(720,385)	(637,659)	(82,726)
Net loss on sale of portfolio	(11,921,785)	-	(11,921,785)
Interest and other income	1,972,464	4,073,158	(2,100,694)

Total revenue	$65,253,288	$85,639,556	$(20,386,268)

Total revenue for the 2008 Period decreased $20,386,268, or 23.8%, as compared to the 2007 Period.  The decrease in total revenue was primarily due to the sale of the Remaining Net Assets on May 19, 2008, which resulted in a net loss of approximately $11,922,000 in the 2008 Period.  The decrease in rental income was largely attributable to the sale of the Remaining Net Assets, which accounted for approximately $16,340,000 of the decrease in rental income. The decrease was partially offset by an increase in rental income of approximately $10,827,000 related to (i) the manufacturing equipment owned by ICON Heuliez, which was acquired in March 2007, (ii) the Teekay Vessels, which were acquired in April 2007, (iii) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (iv) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (v) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008 and (vi) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest and other income was largely attributable to (i) lower cash balances in interest-bearing accounts during the 2008 Period and (ii) the sale of the Remaining Net Assets. The decrease in finance income was largely attributable to the sale of the Remaining Net Assets, which accounted for approximately $2,918,000 of the decrease in finance income. The decrease was partially offset by an increase in finance income of approximately $1,173,000 related to the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007. The decrease in total revenue was partially offset by increase in income from investments in joint ventures, primarily due to the recognition of a gain on foreign currency translation of approximately $1,147,000 during the 2008 Period; no such gain was recognized during the 2007 Period.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2008	2007	Change
Management fees - Manager	$4,216,992	$4,895,421	$(678,429)
Administrative expense reimbursements - Manager	3,167,296	4,181,934	(1,014,638)
General and administrative	2,383,577	1,461,535	922,042
Interest	9,872,200	13,051,443	(3,179,243)
Depreciation and amortization	51,237,519	60,998,815	(9,761,296)
Impairment loss	-	122,774	(122,774)
Loss on financial instruments	41,628	1,530,916	(1,489,288)

Total expenses	$70,919,212	$86,242,838	$(15,323,626)

Total expenses for the 2008 Period decreased $15,323,626, or 17.8%, as compared to the 2007 Period.  The decrease was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in expenses and a decrease in the loss on derivative instruments recognized in the 2008 Period. The decrease in depreciation and amortization was largely attributable to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $15,993,000 in depreciation and amortization expense. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $6,062,000 related to (i) the Teekay Vessels, which were acquired in April 2007, (ii) the manufacturing equipment owned by ICON Heuliez, which was acquired in March 2007, (iii) the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007, (iv) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (v) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (vi) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008, and (vii) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest expense was due to the continued reduction of our non-recourse long-term debt on the ZIM Vessels and Top Ships Vessels, which was acquired in June 2006 and the reduction of the balance of the non-recourse long-term debt outstanding resulting from the sale of the Remaining Net Assets, partly offset by an increase due to a full nine months impact from the acquisition of the Teekay Vessels in April 2007. The decrease in total expense was partly offset by an increase in general and administrative expense, primarily related to professional fees.

Minority Interest

The increase in minority interest for the 2008 Period primarily related to (i) the investment by Fund Ten in ICON Global Crossing V during December 2007, and (ii) the investment by Fund Twelve in ICON Pliant during July 2008.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2008 Period, the benefit for income taxes was comprised of $2,345,749 in current taxes and $361,966 in deferred taxes predominately due to the sale of the Remaining Net Assets.

Net Loss

As a result of the foregoing factors, the net loss for the 2008 Period and 2007 Period was $4,429,434 and $1,307,785, respectively. The net loss per weighted average additional member share outstanding for the 2008 Period and 2007 Period was $12.07 and $3.72, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased by $171,486,997 from $595,752,005 at December 31, 2007 to $424,265,008 at September 30, 2008.  The decrease was primarily due to the sale of the Remaining Net Assets, which caused reductions in our net investment in finance leases and leased equipment at cost. Additionally, the decrease was due to the continued depreciation of our leased equipment and cash distributions to our additional members during the 2008 Period. This decrease was partially offset by increases in investments in joint ventures due to our investment in ICON EAR during June 2008 and increases in leased equipment at cost due to the acquisitions completed by ICON Global Crossing III, ICON EAR II and ICON Pliant during the 2008 Period.

Current Assets

Current assets decreased by $36,580,822 from $64,164,600 at December 31, 2007 to $27,583,778 at September 30, 2008.  The decrease was mainly due to cash distributions made to our additional members and the sale of the Remaining Net Assets, which caused reductions in our accounts receivable, equipment held for sale or lease and current portion of net investment in finance leases.

Total Liabilities

Total liabilities decreased by $137,258,935 from $322,138,717 at December 31, 2007 to $184,879,782 at September 30, 2008. The decrease was predominantly due to a reduction in our leasing liabilities, non-recourse long-term debt and deferred revenue from the sale of the Remaining Net Assets.

Current Liabilities

Current liabilities decreased by $51,790,704 from $105,194,603 at December 31, 2007 to $53,403,899 at September 30, 2008. The decrease was primarily due to a reduction in our leasing liabilities, non-recourse long-term debt and deferred revenue from the sale of the Remaining Net Assets and the continued reduction in our non-recourse long-term debt obligations related to the normal course of business.

Members’ Equity

Members’ Equity decreased by $37,537,703 from $261,223,876 at December 31, 2007 to $223,686,173 at September 30, 2008. The decrease resulted primarily from distributions to our additional members and foreign currency translation adjustments.  We also recorded a net loss during the 2008 Period.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $15,339,498 and $42,339,549, respectively.  During our offering period, our main source of cash was from financing activities and our main use of cash was from investing activities. During our operating period, we anticipate our main source of cash will be from operating activities and our main use of cash will be from investing and financing activities, which we expect will continue during our liquidation period.  Our offering period ended on April 20, 2007 and our operating period commenced.

A significant portion of our investments will be the purchase of equipment that will be subject to lease.  From this type of investment, we will be legally entitled to receive rental payments from leasing the equipment and, as owner of the equipment, may sell or re-lease it at lease expiration.  We will purchase equipment subject to lease either directly or through subsidiary entities.  We may, in some cases, jointly purchase equipment with other businesses our Manager sponsors and manages or with unaffiliated third parties.  In such cases, we may co-own a joint venture with other parties.

We will seek to acquire a portfolio of equipment that is comprised of both (a) transactions that provide current cash flow in the form of rental payments made directly to us, and (b) transactions where the cash flow in the form of rental payments has been pledged or assigned, in whole or in part, to a lender. We refer to leases that provide current cash flows as income leases.  We call leases where a substantial portion of the cash flow (and perhaps a portion of the expected residual value of the equipment) has been pledged or assigned to a lender or where a significant portion of the expected cash flow is deferred as growth leases. We expect that most of the indebtedness incurred by us to pay a portion of the purchase price for leveraged growth leases will be non-recourse to our other assets, meaning that in the event the lender is not paid, our other assets would not be at risk as a source of payment; only the particular item or items of financed equipment would be at risk.

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

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $14,289,584 from $66,897,665 in the 2007 Period to $52,608,081 in the 2008 Period. The decrease primarily related to the sale of the Remaining Net Assets (primarily a reduction in the collection of rental and finance lease payments, which was offset by a decline in the payment of accrued liabilities), partly offset by the collection of rental and finance lease payments (mainly due to the acquisition of leased equipment by ICON Heuliez, ICON Global Crossing III, ICON EAR II and ICON Pliant as well as the equipment acquired on lease with the subsidiaries of MWU).

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $10,607,123 from $30,844,119 in the 2007 Period to $20,236,996 in the 2008 Period. The decrease in sources of cash resulted from a reduction in the distributions from our joint venture investments of $9,925,586 in the 2007 Period to $786,496 in the 2008 Period. This was predominantly due to the return of our initial investment plus accrued interest in ICON AeroTV and ICON EAM, LLC in the 2007 Period. Additionally, the decrease in sources of cash was from sales of new and leased equipment of $7,315,210 in the 2008 Period as compared to $20,918,533 in the 2007 Period. These reductions were offset by the sale of the Remaining Net Assets and the collection of a notes receivable on a financing facility in the 2008 Period, which accounted for an increase of $11,683,192.

Uses of Cash

Uses of cash from investing activities decreased $76,373,309 from $125,107,646 in the 2007 Period to $48,734,337 in the 2008 Period.  The decrease was predominantly due to a reduction in the total number of acquisitions during the 2008 Period. During the 2008 Period and 2007 Period, we purchased $44,513,142 and $114,676,027 in leased assets, respectively.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $74,447,930 from $94,598,440 in the 2007 Period to $20,150,510 in the 2008 Period.  The decrease was primarily due to the absence of any issuance of additional member shares during the 2008 Period since our offering period ended in April 2007. During the 2007 Period, we sold 72,982 additional member shares, which provided net proceeds of $64,494,671.  In addition, we had a decrease in proceeds from non-recourse long-term debt. During the 2008 Period and 2007 Period, we received proceeds from non-recourse long-term debt of $14,534,777 and $30,103,769, respectively. These reductions were partially offset by a $5,615,733 contribution by Fund Twelve for a minority interest in ICON Pliant during the 2008 Period.

Uses of Cash

Uses of cash from financing activities decreased $19,470,342 from $90,731,643 in the 2007 Period to $71,261,301 in the 2008 Period. The decrease was mainly due to a decrease in repayments on our non-recourse long-term debt obligations, which were lower by $15,882,321. This was primarily driven by the sale of the Remaining Net Assets. In addition, our distributions to our members were lower by $4,105,497 during the 2008 Period.

 Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2008 and December 31, 2007 of $173,897,625 and $285,494,408, respectively.  All of our non-recourse long-term debt consisted of debt in which the lender has a security interest in an asset.  In addition to the security interest, the lender has an assignment of the rental payments under certain leases.  In such cases, the lender is being paid directly by the lessee.

Leasing Portfolio

The Leasing Portfolio had non-recourse long-term debt obligations, which accrued interest at rates ranging from 4.30% to 8.09% per year.  On May 19, 2008, the non-recourse long-term debt obligations of approximately $73,187,000 were assumed by U.S. Micro in conjunction with the sale of the Remaining Net Assets.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Twelve (entities sponsored and organized by our Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B. Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

Distributions

We pay monthly distributions to our members starting with the first month after the additional members’ admission and continue to pay such distributions until the termination of the operating period.  We paid distributions to our additional members and to our Manager of $24,808,272 and $250,439, respectively, in the 2008 Period.

Contractual Obligations and Commitments

Contractual Obligations

At September 30, 2008, we had non-recourse long-term debt obligations. The lenders have security interests in the equipment relating to each non-recourse long-term debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee was to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. At September 30, 2008, our outstanding non-recourse long-term debt obligations were $173,897,625.  We are a party to the Facility, as discussed in the financing and borrowings section above. We had no borrowings outstanding under the Facility at September 30, 2008.

Commitments

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of substantially all of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI, wholly-owned subsidiaries of MWU.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreements.  No amounts were accrued at September 30, 2008 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

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

We have outstanding notes payable, all of which are non-recourse long-term debt.  With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse long-term debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of September 30, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have no outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 526 additional member shares during the 2008 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with our LLC agreement.  Redeemed additional member shares have no voting rights and do not share in distributions.  Our LLC agreement limits the number of additional member shares that can be redeemed in any one year and redeemed additional member shares may not be reissued. The following table details our additional member redemptions:

	Total Number of	Price Paid Per
	Additional Member	Additional Member
	Shares Redeemed	Share
January 1, 2008 through January 31, 2008	355	$788.84
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	-	$-
April 1, 2008 through April 30, 2008	36	$825.94
May 1, 2008 through May 31, 2008	-	$-
June 1, 2008 through June 30, 2008	-	$-
July 1, 2008 through July 31, 2008	135	$848.45
August 1, 2008 through August 31, 2008	-	$-
September 1, 2008 through September 30, 2008	-	$-

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

November 12, 2008

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 November 12, 2008

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 November 12, 2008

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

36