Form 10-K
period 2008-12-31
ICON Leasing Fund Eleven, LLC
filed 2009-03-31
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: Shares of Limited Liability Company Interests

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

Number of outstanding shares of limited liability company interests of the Registrant on February 28, 2009 is 363,174.

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

Item 1. Business

Our History

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company.  The LLC will continue until December 31, 2024, unless terminated sooner.  When used in this report, the terms “we,” “us,” “our” refer to the LLC (and its consolidated subsidiaries).

Our manager is ICON Capital Corp. (our “Manager”), a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our operating period.  Our offering period began in April 2005 and ended in April 2007.  Our initial capitalization of $2,000 was contributed on December 17, 2004, which consisted of $1,000 from our Manager and $1,000 from an officer of our Manager.  We subsequently redeemed the $1,000 contributed by the officer of our Manager.  We initially offered shares of limited liability company interests (“Shares”) with the intention of raising up to $200,000,000 of capital.  On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our LLC Agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members.  We filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of Shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commenced the offering of the additional 175,000 Shares thereafter.

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993.  Through December 31, 2008, we redeemed 1,943 Shares, bringing the total number of outstanding Shares to 363,256. From May 6, 2005 through April 21, 2007, we paid sales commissions to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”).  The sales commissions and fees paid to our Manager and its affiliate are recorded as a reduction of our equity.  Through December 31, 2007, we paid (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expenses to our Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities.

Our Business

We operate as an equipment leasing program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the operating period will end five years from the end of our offering period, or April 2012.  However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2008 and 2007, we had total assets of $407,629,250 and $595,752,005, respectively. For the year ended December 31, 2008, three lessees accounted for approximately 55.4% of our total rental and finance income of $94,660,802. We had a net loss for the year ended December 31, 2008 of $5,797,721. For the year ended December 31, 2007, two lessees accounted for approximately 36.1% of our total rental and finance income of $110,902,719. We had a net loss for the year ended December 31, 2007 of $2,478,993. For the year ended December 31, 2006, two lessees accounted for approximately 31.7% of our total rental and finance income of $67,768,067. We had a net loss for the year ended December 31, 2006 of $4,696,606.

At December 31, 2008, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Lumber Processing Equipment

•
We own equipment, plant and machinery, which is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc (collectively, “Teal Jones”). The lease expires in November 2013. We also hold a related mortgage note receivable that is due on December 1, 2013.

Marine Vessels

Container Vessels

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

Aframax Product Tankers

•	We own two Aframax product tankers - the Senang Spirit and the Sebarok Spirit, which are subject to bareboat charters with subsidiaries of Teekay Corporation (“Teekay”) that expire in April 2012.

Handymax Product Tankers

•
We own four Handymax product tankers, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”), which are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) that expire in February 2011.

Telecommunications Equipment

•
We have a 61.39% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease expires on March 31, 2010.

•
We have a 13.26% ownership interest in ICON Global Crossing II, LLC (ICON Global Crossing II”), which purchased telecommunications equipment that is subject to a lease with Global Crossing and Global Crossing North American Networks, Inc (collectively, the “Global Crossing Group”). The lease expires on October 31, 2010.

•
We own, through our wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), telecommunications equipment purchased that is subject to leases with Global Crossing Group. The leases expire on December 31, 2010, June 30, 2011 and September 30, 2011.

•
We have a 55% ownership interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment that is subject to a lease with Global Crossing. The lease expires on December 31, 2010.

Manufacturing Equipment

•
We own, through our wholly-owned subsidiary ICON French Equipment I, LLC (ICON Heuliez”), auto parts manufacturing equipment, which was purchased from and leased back to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). The lease expires on March 31, 2013.

•
We own machining and metal working equipment of and subject to lease with W Forge Holdings Inc. (“W Forge”), MW Scott, Inc. (“Scott”), MW Gilco, LLC (“Gilco”), MW General, Inc. (“General”), AMI Manchester, LLC (“AMI”), all of which are wholly-owned subsidiaries of MW Universal, Inc (“MWU”).  The leases expire on December 31, 2012.

•
We have a 45% ownership interest in ICON EAR, LLC (“ICON EAR”), which purchased semiconductor manufacturing equipment from and leased back to Equipment Acquisition Resources, Inc. (“EAR”).  The lease expires on June 30, 2013.

•
We own, through our wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), semiconductor manufacturing equipment, which was purchased from and leased back to EAR.  The lease expires on June 30, 2013.

•
We have a 55% ownership interest in ICON Pliant, LLC (“ICON Pliant”), which purchased manufacturing equipment from and simultaneously leased it back to Pliant Corporation (“Pliant”). The lease expires on September 30, 2013.

Notes Receivable Secured by Credit Card Machines

•
We have a 35% ownership interest in ICON Northern Leasing, LLC ("ICON Northern Leasing"), which in November 2008, purchased four promissory notes (the “Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. The Notes are secured by an underlying pool of leases for credit card machines.

For a discussion of our lease and other significant transactions for the years ended December 31, 2008, 2007 and 2006, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees. Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.  Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases and revenues in geographic areas outside of the United States. For additional information, see Note 17 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares. In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

General Investment Risks

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the Internal Revenue Service deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund, which is anticipated to be at least 10 years.

We do not anticipate that a public market will develop for our Shares, our Shares will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment that may last for at least 10 years.

If you choose to request that we repurchase your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the fund.

After you have been admitted as a member and have held your Shares for at least one year, you may request that we repurchase up to all of your Shares. We are under no obligation to do so, however, and will only have limited cash available for this purpose. If we repurchase your Shares, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Shares are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

You may not receive cash distributions every month and, therefore, you should not rely on any income from your Shares.

You should not rely on the cash distributions from your Shares as a source of income. While we intend to make monthly cash distributions, our Manager may determine it is in our best interest to periodically change the amount of the cash distributions you receive or not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased Shares at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchase, rather than the discounted subscription price paid by them for their Shares. As a result, investors who pay discounted prices for their investments will receive higher returns on their investments in us as compared to investors who pay the entire $1,000 per Share.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

ERISA and the Internal Revenue Code may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain others parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in our Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our members upon liquidation;
•	members could realize this estimate of value if they were to attempt to sell their Shares;
•
this estimate of value reflects the price or prices that our Shares would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•
the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Internal Revenue Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments we made and the dispositions we will make in the future. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2008, our Manager, sponsored, and is currently managing, six other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•	our Manager may receive more fees for making investments in which we incur indebtedness to fund these investments than if indebtedness is not incurred;
•	our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments and engaging in other types of business;
•	our Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;
•	the lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in your best interest given your individual tax situation; and

•	our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as the investment committee for other funds sponsored and managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund has the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment is acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;
•	whether the term of the investment is within the term of the fund; and
•	which fund has been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Manager’s investment committee may make exceptions to these general policies when, in our Manager’s judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business.

We do not and will not employ our own full-time officers, managers or employees. Instead, our Manager will supervise and control our business affairs. Our Manager’s officers and employees will also be spending time supervising the affairs of other equipment leasing and finance funds it manages. Therefore, such officers and employees devoted and will devote the amount of time that they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to you during our early years.

Before making any distributions to you and our members, we will reimburse our Manager and its affiliates for expenses incurred on our behalf, and pay our Manager and its affiliates substantial fees, for acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to you and our other members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our Manager believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we will pay greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to you and our other members.

Our Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Manager manages has grown substantially since our Manager was formed in 1985 and our Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to us that may be concurrent with us and they expect to experience further growth in their respective assets under management. Our Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which is located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Manager and its affiliates is limited by our LLC Agreement.

Our LLC Agreement provides that neither our Manager nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Manager or an affiliate if our Manager or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LLC Agreement, your right to institute a cause of action against our Manager may be more limited than it would be without these provisions.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Shares or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares. These include:

•	fluctuations in demand for equipment and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit for us to borrow to make and/or realize on some of our investments;
•	the continuing economic life and value of equipment at the time our investments mature;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees, borrowers or other counterparties;
•	supervision and regulation by governmental authorities; and
•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invest in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Instability in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for some of our investments. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted. If we are unable to borrow on terms and conditions that we find acceptable, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower. All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we borrowed and may in the future borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in us being able to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to the revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guarantees made by the guarantors of some of our lessees, borrowers and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also can not make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of a significant portion of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment) or when our interests in or options to purchase interests in the residual value of equipment mature. Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment at maturity of our investment;
•	market conditions prevailing at maturity;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the equipment will not lose value more rapidly than we anticipate.

If equipment is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we invest in is used equipment. While we plan to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We typically obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee, is in violation of any material terms of such agreements; and
•
the equipment is in good operating condition and repair and that, with respect to leases, the lessee has no defenses to the payment of rent for the equipment as a result of the condition of such equipment.

We would have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights will make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with such lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under the bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment and then have to remarket such equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

We may invest in options to purchase equipment that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Investing in equipment in foreign countries may be riskier than domestic investments and may result in losses.

We made and may in the future make investments in equipment for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invest in equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our Manager considers these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to invest in equipment where payments to us are not made in U.S. dollars. In these cases, we may then enter into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the lessee, borrower or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our limited partners. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have the ability to invest in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our equipment registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such equipment is to be used outside of the United States. Failing to register the equipment, or losing such registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment and we may have to spend our own funds to comply if the lessee, borrower or other counterparty is not required to do so under the transaction documents. These changes could force the equipment to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the equipment must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for this equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, loss on our investment in the affected equipment. Although part of our business strategy is to enter into or acquire leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. If an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws, the interest obligation to us could be declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We compete with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  We compete primarily on the basis of pricing, terms and structure.  To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or are in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer when liquidating our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

In addition, we could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our LLC Agreement places significant restrictions on your ability to transfer our Shares.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the equipment that we lease. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased equipment, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

Our investments in secured loans will not give rise to depreciation or cost recovery deductions and may not be offset against our passive activity losses.

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the equipment that we invest in through our lending activities. Based on our expected level of activity with respect to these types of financings, we expect that the IRS will treat us as being in the trade or business of lending. Generally, trade or business income can be considered passive activity income. However, because we expect that the source of funds we lend to others will be the capital contributed by our members and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Additionally, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Further, if we acquire equipment that the Internal Revenue Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk-rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income. As stated above, we expect our lending activities to generate portfolio income from the interest we receive, even though we expect the income to be attributable to a lending trade or business. However, we expect any gains or losses we recognize from those lending activities to be associated with a trade or business and generally allowable as either passive activity income or loss, as applicable.

The IRS may allocate more taxable income to you than our LLC Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our LLC Agreement allocates.

If you are a tax-exempt organization, you will have unrelated business taxable income from this investment.

Tax-exempt organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and to the extent which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Shares, since you will be allocated a proportionate share of our tax preference items. Our Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, the IRS could take the position that all or a portion of our lending activities are not a trade or business, but rather an investment activity. If all or a portion of our lending activities are not considered to be a trade or business, then a portion of our management fees could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, they are not deductible for alternative minimum tax purposes and are subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Shares, depending upon the laws of the jurisdictions in which the equipment that we own is located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Shares, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions on our Shares will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased equipment over the term of our existence and/or borrowers repay the loans we make to them, it is very likely that a portion of each distribution to you will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you received and continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no public market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 28, 2009
Manager (as a member)	1
Additional members	8,634

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the end of our operating period, which we currently anticipate will be in April 2012.  We paid distributions to additional members totaling $33,072,923, $37,151,073 and $16,600,276, for the years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, we paid our Manager distributions of $334,071, $375,190 and $167,738, for years ended December 31, 2008, 2007 and 2006, respectively.  The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $744.17 per Share as of December 31, 2008.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

Following the termination of the offering of our Shares, the estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtained and the methodology utilized by our management in estimating our per Share value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of our Shares or our assets. Except for independent third party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $744.17 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•
as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Services if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $744.17 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

				Period From May 6, 2005
				(Commencement of
				Operations) through
	Years Ended December 31,			December 31,
	2008	2007	2006	2005
Total revenues (a)	$86,766,901	$117,617,106	$71,897,046	$761,758
Net loss (b)	$(5,797,721)	$(2,478,993)	$(4,696,606)	$(404,201)
Net loss allocable to additional members	$(5,739,744)	$(2,454,203)	$(4,649,640)	$(400,159)
Net loss allocable to the Manager	$(57,977)	$(24,790)	$(46,966)	$(4,042)

Weighted average number of additional shares
of limited liability company interests outstanding	363,414	352,197	197,957	58,665
Net loss per weighted average additional
share of limited liability company interest	$(15.79)	$(6.97)	$(23.49)	$(6.82)

Distributions to additional members	$33,072,923	$37,151,073	$16,600,276	$2,556,112
Distributions per weighted average additional
share of limited liability company interest	$91.01	$105.48	$83.86	$43.57
Distributions to the Manager	$334,071	$375,190	$167,738	$25,834

	December 31,
	2008	2007	2006	2005	2004
Total assets (c)	$407,629,250	$595,752,005	$530,841,551	$91,701,701	$2,000
Notes payable (d)	$168,449,633	$285,494,408	$260,926,942	$-	$-
Members' equity	$210,185,781	$261,223,876	$232,896,485	$90,255,266	$2,000

(a) In 2008, we had a decrease in total revenue of approximately $30,850,000. This was primarily attributable to the sale of the net assets in the leasing portfolio in May 2008, which accounted for (i) a decrease of rental and finance income of approximately $30,074,000, (ii) a decrease in sales of equipment of approximately $1,103,000 and (iii) the recognition of a loss on sale of the net assets in the leasing portfolio of approximately $11,922,000. These decreases were partly offset by an increase in rental income of approximately $12,318,000 attributable to a full year’s activity for investments made in 2007 and additional investments made during 2008. In 2007, we had approximately $39,427,000 of additional rental income, approximately $3,708,000 of additional finance income and approximately $3,565,000 of additional interest and other income, totaling approximately $46,700,000. The increase in rental and finance income is primarily attributable to a full year’s activity for investments made in 2006 as well as investments made during 2007. The increase in interest and other income is primarily attributable to a full year’s activity for a mortgage note receivable made in 2006. In 2006, total revenue consisted primarily of (i) $64,060,212 of rental income, (ii) $3,707,855 of finance income and (iii) $2,408,038 of interest and other income from our investments made during the year. In 2005, our total revenue was derived solely from interest and other income of $761,758.

(b) In 2008, we had a net loss of $5,797,721 as compared to a net loss in 2007 of $2,478,933. This was primarily attributable to a decrease in rental and finance income, as well as the recognition of a loss on the sale of the net assets in the leasing portfolio of approximately $28,164,000, partly offset by a decrease of (i) depreciation and amortization expense of approximately $17,061,000, (ii) interest expense of approximately $3,793,000, (iii) the amount of loss on financial instruments of approximately $2,016,000, (iv) $1,836,000 of administrative expense reimbursements – Manager and (v) management fees - Manager in the amount of approximately $1,552,000. In 2007, we had a net loss of $2,478,993 as compared to a net loss in 2006 of $4,696,606. This was primarily attributable to the increase in rental, finance, interest and other income of approximately $46,700,000, partly offset by an increase of (i) depreciation and amortization expense of approximately $29,154,000, (ii) interest expense of approximately $7,405,000, (iii) management fees – Manager in the amount of approximately $2,586,000 and (iv) the amount of loss on hedging instruments of approximately $1,618,000. In 2006, net loss was primarily related to (i) $52,973,823 of depreciation and amortization expenses, (ii) $10,062,805 of interest expense and (iii) $5,877,044 of administrative expense reimbursements – Manager and affiliate expenses from the investments made during the year. In 2005, our net loss was primarily attributable to administrative expense reimbursements – Manager and affiliate expenses of $1,082,658.

(c) In 2008, total assets decreased $188,122,755 as compared to 2007. The decrease was primarily attributable to the sale of the net assets in the leasing portfolio, which accounted for a decrease of approximately $107,249,000 in our net investment in finance leases and leased equipment at cost. In addition, the decrease was driven by approximately $64,420,000 of depreciation of our leased equipment.

(d) In 2008, the outstanding balance of our notes payable decreased $117,044,775 as compared to 2007.  The decrease was primarily attributable to the transfer of the non-recourse debt outstanding in connection with the sale of the net assets in the leasing portfolio and the scheduled repayment of our non-recourse debt outstanding.

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

Overview

We operate as an equipment leasing program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, equipment financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

 We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner are called “reinvestment”.  We anticipate investing in equipment leases, other financing transactions, and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

Current Business Environment and Outlook

As discussed in “Competition” in Item 1 above, the commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region.  We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in business-essential equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

In the second half of the twentieth century, financing became one of the most popular methods by which domestic and many global businesses satisfied their capital equipment needs.  We believe that domestic and, as global finance markets continue to develop, global equipment leasing and financing volume is correlated to overall business investments in equipment. According to the 2007 − 2008 U.S. Equipment Finance Market Study, which was prepared by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry, total domestic business investment in equipment and software has increased annually from approximately $868 billion in 2002 to approximately $1,088 billion in 2006, with total investments of approximately $1,106 billion estimated for 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $483 billion in 2002 to approximately $598 billion in 2006, with financing volume of approximately $625 billion estimated for 2007. In 2008, domestic business investment in equipment and software is forecasted to reach an estimated $1,159 billion with a corresponding increase in equipment leasing and finance volume to an estimated $657 billion.

As illustrated above, approximately 53% to 57% of all domestic business investment in equipment and software was financed. Global Insight estimates, that approximately 56.5% of such investment during 2007 was financed, up from approximately 55% during 2006. In particular, Global Insight estimates, based on the latest full year information available, that lease financing represented approximately 17% and term loans represented approximately 9% of equipment and software financing in 2007, while line of credit financing represented approximately 29% of equipment and software financing in 2007, of which more than 50% was interim financing.

According to the World Leasing Yearbook 2009, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume has increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia, and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  We believe that global business investment in equipment, and global equipment financing volume, has increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The economy in the United States experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. Since then, the economy in the United States, including business investment in equipment and equipment leasing financing volume, had recovered as noted above.

In general, the global credit markets have deteriorated significantly over the past year.  The U.S. economy entered into a recession in December 2007 and the global credit markets continue to experience dislocation and tightening.  Recent statistical data on the domestic leasing market provided by the Equipment Leasing and Finance Association, a trade association representing financial services companies and manufacturers in the U.S. equipment finance sector and an affiliate of the Equipment Leasing and Finance Foundation, indicates that domestic equipment leasing volume has generally deteriorated over the past year.

A significant portion of the statistical data regarding the equipment leasing market’s performance, however, is provided by the leasing divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provide financing to companies seeking to lease small ticket and micro ticket equipment, (ii) use credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) rely heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Our investment objectives and strategy, on the other hand, (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) we generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) we are not reliant on receiving outside financing through the issuance of commercial paper or from lines of credit to finance new business or meet our investment objectives. Accordingly, the performance of the overall equipment leasing market is not directly correlated to our performance and our Manager does not expect that there will be any material adverse impact on the demand for equipment (and the related residuals) that we own or will in the future acquire an interest in. Moreover, in light of the tightening of the credit markets, our Manager has reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as companies tend to preserve cash and lease or otherwise finance (rather than purchase) equipment in recessionary economies, we are optimistic that equipment leasing and finance volume will continue to increase over the long term.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2008, 2007 and 2006:

Lumber Processing Equipment

On November 8, 2006, through two wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), we entered into a lease financing arrangement with Teal Jones by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones. The 84-month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.  The total lease financing amount was approximately $22,224,000.  We paid an acquisition fee to our Manager of approximately $667,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated.  The Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013. The Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2008 and 2007, the balance of the Note was $12,722,006 and is reflected as a mortgage note receivable on the accompanying consolidated balance sheets. We paid an acquisition fee to the Manager of approximately $399,000 relating to this transaction.

Marine Vessels

Container Vessels

On June 21, 2006, we acquired, through our wholly-owned subsidiaries, ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II” and together with ICON European Container, the “ZIM Purchasers”), four container vessels from Old Course Investments LLC (“Old Course”).  The M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan (both owned by EC I) are subject to bareboat charters that expire in November 2010.  The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by EC II) are subject to bareboat charters that expire in January 2011.  These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM.

The purchase price for the ZIM Vessels was approximately $142,500,000, including (i) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”) and (ii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM, less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels.  We incurred professional fees of approximately $336,000 and paid to our Manager an acquisition fee of approximately $4,236,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

Handymax Product Tankers

On June 16, 2006, we acquired, through our wholly-owned subsidiaries, ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), the Top Ships Vessels from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Top Ships Vessels directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Top Ships Purchasers”).

The Top Ships Vessels are subject to bareboat charters with subsidiaries of Top Ships.  The bareboat charters expire in February 2011.  The purchase price for the Top Ships Vessels was approximately $115,097,000, including, (i) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (ii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations, less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. We incurred professional fees of approximately $290,000 and paid to our Manager an acquisition fee of approximately $3,379,000 relating to these transactions.  These fees were capitalized as part of the acquisition cost of the Top Ships Vessels.

Aframax Product Tankers

On April 11, 2007, we acquired, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC, two Aframax product tankers - the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”). The purchase price for the Teekay Vessels was approximately $88,000,000, including borrowings of approximately $66,660,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. (“Fortis”).  We paid an acquisition fee to our Manager of approximately $2,640,000 relating to this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Vessels were bareboat chartered back to a subsidiary of Teekay for a term of 60 months. The charters commenced on April 11, 2007 and expire in April 2012.

Leasing Portfolio

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries. This equipment was leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees).  The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio was acquired, effective as of March 1, 2006, by us from our Manager and ICON Canada, Inc., an affiliate of our Manager, for approximately $144,591,000, which included a cash payment of approximately $49,400,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000. Our Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

We assumed non-recourse debt as part of the Leasing Portfolio acquisition.  The non-recourse debt accrued interest at rates ranging from 4.75% to 8.05% per year and matured at various dates through January 2012. A significant portion of the Leasing Portfolio was financed with non-recourse debt.  The rental payments received from the lessees generally matched the repayment terms of the related non-recourse debt and the leased equipment was generally pledged as collateral for the non-recourse debt.

On May 19, 2008, we sold substantially all of the net assets in the Leasing Portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third-party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  We recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement. As a result, we recognized a net book loss of approximately $11,922,000 from the sale of the Remaining Net Assets. The non-recourse debt obligations were assumed by U.S. Micro upon the sale of the Remaining Net Assets.

Telecommunications Equipment

On December 20, 2007, we, along with Fund Ten, formed ICON Global Crossing V, with ownership interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000. This equipment is subject to a 36-month lease with Global Crossing, which expires on December 31, 2010. The total capital contributions made to ICON Global Crossing V, were approximately $12,982,000, of which our share was approximately $7,140,000.  We paid an acquisition fee to our Manager of approximately $214,000 relating to this transaction.

On December 29, 2006, we purchased, through our wholly-owned subsidiary, ICON Global Crossing III, telecommunications equipment for approximately $9,779,000. This equipment is subject to a 48-month lease with the Global Crossing Group, which expires on December 31, 2010. We paid an acquisition fee to our Manager of approximately $293,000 relating to this transaction.  During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group, which expires on February 28, 2011. We paid an acquisition fee to our Manager of approximately $207,000 relating to this transaction. On June 27, 2008 and September 23, 2008, respectively, we acquired, through ICON Global Crossing III, additional telecommunications equipment from various vendors for aggregate purchase prices of approximately $5,417,000 and $3,991,000, respectively, which was then leased to Global Crossing for a term of 36 months. The leases expire on June 30, 2011 and September 30, 2011, respectively.  We paid acquisition fees to our Manager of approximately $163,000 and $120,000, respectively, in connection with these transactions.

On September 27, 2006, Fund Ten along with Fund Nine formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that expires on October 31, 2010.  On October 31, 2006, we made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with the Global Crossing Group that expires on October 31, 2010. We paid approximately $55,000 in acquisition fees to our Manager relating to this transaction.

On November 17, 2005, we, along with Fund Ten and ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, formed ICON Global Crossing, with ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment from various vendors. On March 31, 2006, we made an additional capital contribution of approximately $7,700,000, which changed our, Fund Eight A’s and Fund Ten’s ownership interests to 61.39%, 7.99% and 30.62%, respectively. The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which our share was approximately $15,429,000.  During February and March 2006, ICON Global Crossing purchased approximately $22,100,000 of equipment and during April 2006 purchased approximately $3,200,000 of additional equipment, all of which is subject to a 48-month lease with Global Crossing that expires on March 31, 2010. We paid initial direct costs in the form of legal fees of approximately $200,000. We also paid an acquisition fee to our Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

Digital Audio/Visual Entertainment Systems

On December 22, 2005, we and Fund Ten formed ICON AeroTV, LLC (“ICON AeroTV”) for the purpose of owning equipment leased to AeroTV, Ltd. (“AeroTV”), a provider of on board digital/audio visual systems for airlines, rail and coach operators in the United Kingdom.  We and Fund Ten each contributed approximately $2,776,000 for a 50% interest in ICON AeroTV.  During 2006, ICON AeroTV purchased approximately $1,357,000 of equipment on lease to AeroTV.  The leases were scheduled to expire between December 31, 2007 and June 30, 2008.

 In February 2007, due to the termination of the services agreement with its main customer, AeroTV notified our Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom.  ICON AeroTV terminated the master lease agreement with AeroTV at that time.  Certain facts then came to light that gave our Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  On April 17, 2008, the default judgment against the AeroTV director, which had previously been set aside, was reinstated. ICON AeroTV is attempting to collect on the default judgment against the AeroTV director in Australia, his country of domicile. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was offset by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a net loss of approximately $152,000, of which our share was approximately $76,000.  A final rental payment of approximately $215,000 was collected in March 2007.  In May 2007, the unexpended amount previously contributed to ICON AeroTV, inclusive of accreted interest, of approximately $5,560,000 was returned to us and Fund Ten, of which our share was approximately $2,780,000.

Industrial Gas Meters

On November 9, 2005, we and Fund Ten formed ICON EAM, LLC (“ICON EAM”) for the purpose of leasing gas meters and accompanying data gathering equipment to EAM Assets, Ltd. (“EAM”), a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  We and Fund Ten each contributed approximately $5,620,000 for a 50% ownership interest in ICON EAM.  EAM was unable to meet its conditions precedent to our obligations to perform under the master lease agreement.  Our Manager determined it was not in our best interest to enter into a work-out situation with EAM at that time.  All amounts funded to ICON EAM, in anticipation of purchasing the aforementioned equipment, had been deposited into an interest-bearing escrow account (the “Account”) controlled by ICON EAM's legal counsel.  In May 2007, the balance of the Account, inclusive of accreted interest, of approximately $13,695,000 was returned to us and Fund Ten, of which our share was approximately $6,848,000.

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2008, our Manager determined that the fair value of these warrants was $0.

Manufacturing Equipment

On June 30, 2008, we and Fund Twelve formed ICON Pliant, which entered into an agreement with Pliant to acquire manufacturing equipment for a purchase price of $12,115,000 of which we paid approximately $6,663,000. On July 16, 2008, we and Fund Twelve completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. We and Fund Twelve have ownership interests in ICON Pliant of 55% and 45%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to our Manager of approximately $363,000, of which our share was approximately $200,000.

On April 24, 2008, we, through our wholly-owned subsidiary ICON EAR II, completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  We paid an acquisition fee of approximately $190,000 to our Manager in connection with this transaction.  The equipment is subject to a 60 month lease that expires on June 30, 2013.

On March 30, 2007, through our wholly-owned subsidiary, ICON Heuliez, we entered into a purchase and sale agreement (the “Agreement”) with HSA and Heuliez to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  We incurred professional fees of approximately $42,000 and paid an acquisition fee to our Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment. The leases expire on March 30, 2012. On October 26, 2007, HSA and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and HI paid all amounts due under the lease through January 1, 2008. As of February 1, 2008, ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and HI for the period beginning February 1, 2008 and ending July 31, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, HI and Groupe Henri Heuliez. The terms of such plan include HSA and HI making reduced payments to ICON Heuliez until January 31, 2009.  Beginning February 1, 2009, full payments under the lease will resume.  In addition, each lease with ICON Heuliez will be extended a year.  During the one year extension HSA and HI will make monthly payments to repay the shortfall resulting from the reduced payments ICON Heuliez received between February 1, 2008 and January 31, 2009.  The lease remains in full force and effect.

On September 28, 2007, we completed the acquisition and simultaneously leased back substantially all of the machining and metal working equipment of W Forge, Scott, and Gilco, wholly-owned subsidiaries of MWU, for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid acquisition fees to our Manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, we completed the acquisitions and simultaneously leased back substantially all of the machining and metal working equipment of General, and AMI, wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  We paid acquisition fees to our Manager for General and AMI of approximately $12,000 and $51,000, respectively.  Each of the leases commenced on January 1, 2008 and continue for a period of 60 months.

Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve (together with us, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective leases (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. On June 9, 2008, the Participating Funds entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain defaults under the lease covenants with us.  The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant to us to purchase 300 Shares of the capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008.  At December 31, 2008, our Manager determined that the fair value of these warrants was $0. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager, entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with us. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 Shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of December 31, 2008, our current proportionate share is 57.3% of the warrants issued for the capital stock of MWU. At December 31, 2008, our Manager determined that the fair value of these warrants was $0.

On December 11, 2007, we and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 45% and 55%, respectively. On December 28, 2007, ICON EAR completed the acquisition and simultaneously leased back semiconductor manufacturing equipment from EAR for a purchase price of $6,935,000, of which our share was approximately $3,121,000. During June 2008, we and Fund Twelve made additional contributions to ICON EAR, which were used to complete another acquisition from EAR and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which our share was approximately $3,958,000. We and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term for both acquisitions commenced on July 1, 2008 and expires on June 30, 2013. We paid acquisition fees to our Manager of approximately $212,000 relating to these transactions.

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Twelve, purchased the Notes and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA"), dated July 28, 2006. We, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25% and 52.75%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $11,051,000 and we paid an acquisition fee to our Manager of approximately $332,000 relating to this transaction.

Notes Receivable on Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra. The equipment was comprised of two fully automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, we received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrants are set to expire on April 6, 2014. The financing facility was for a maximum amount of $93,500,000, of which we committed to invest up to $5,000,000. As of June 30, 2008, we had loaned approximately $4,367,000. We paid an acquisition fee to our Manager of approximately $126,000 relating to this transaction. On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and interest receivable as of such date. The repayment does not affect the warrants held by us and we retain our rights thereunder.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008.   The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements.  We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As we did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Acquisition fees;
•	Warrants; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified either as a finance or an operating lease, which is determined based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight line basis.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

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

Depreciation

We record depreciation expense on leased equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Costs on originated loans are reported as other assets.  Unearned income, discounts and premiums are amortized to income using the effective interest method.  Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to our LLC Agreement, acquisition fees paid to our Manager are based on 3% of the purchase price for our investments. These fees are capitalized and included in the cost of the investment.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Warrants

Warrants held by us are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations for the changes in the fair value of warrants.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. These instruments are entered into only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We recognize the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

We are currently in our operating period, which is anticipated to last until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.  During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment.  We anticipate incurring gains or losses on our investments during our operating period.  Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense.  We anticipate that the fees we pay our Manager to operate and manage our business portfolio will increase during this period as our Manager will be spending a greater portion of its time managing our portfolio. Our results of operations for 2008 differ from our expectations due to the sale of the Remaining Net Assets in May 2008. The impact of the sale of the Remaining Net Assets and the other significant factors that drove the changes in our result of operations for 2008 as compared to 2007 are discussed below.

Revenue for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$90,009,529	$103,487,305	$(13,477,776)
Finance income	4,651,273	7,415,414	(2,764,141)
Income from investments in joint ventures	2,071,019	80,502	1,990,517
Net gain on sales of new equipment	278,082	772,799	(494,717)
Net loss on sales of leased equipment	(720,385)	(112,167)	(608,218)
Net loss on sale of portfolio	(11,921,785)	-	(11,921,785)
Interest and other income	2,399,168	5,973,253	(3,574,085)

Total revenue	$86,766,901	$117,617,106	$(30,850,205)

Total revenue for 2008 decreased $30,850,205, or 26.2%, as compared to 2007.  The decrease in total revenue was primarily attributable to the sale of the Remaining Net Assets on May 19, 2008, which resulted in a net loss of approximately $11,922,000 in 2008. The decrease in rental income was primarily attributable to the sale of the Remaining Net Assets, which accounted for approximately $25,797,000 of the decrease in rental income. The decrease was partially offset by an increase in rental income of approximately $12,318,000 related to (i) the manufacturing equipment owned by ICON Heuliez, which was acquired in March 2007, (ii) the Teekay Vessels, which were acquired in April 2007, (iii) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (iv) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (v) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008 and (vi) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest and other income was primarily attributable to (i) lower cash balances in interest-bearing accounts during 2008 and (ii) the sale of the Remaining Net Assets. The decrease in finance income was primarily attributable to the sale of the Remaining Net Assets, which accounted for approximately $4,276,000 of the decrease in finance income. The decrease was partially offset by an increase in finance income of approximately $1,450,000 related to the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007. The decrease in total revenue was partially offset by increase in income from investments in joint ventures, primarily due to the recognition of a gain on foreign currency translation of approximately $1,328,000 in 2008; no such gain was recognized in 2007. In addition, this increase related to approximately $680,000 of income generated from our investments in ICON Northern Leasing and ICON EAR.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Management fees - Manager	$5,110,375	$6,662,395	$(1,552,020)
Administrative expense reimbursements - Manager	3,586,973	5,423,388	(1,836,415)
General and administrative	3,711,909	2,172,591	1,539,318
Interest	13,674,261	17,467,704	(3,793,443)
Depreciation and amortization	65,065,983	82,127,392	(17,061,409)
Impairment loss	-	122,774	(122,774)
Loss on financial instruments	830,336	2,846,069	(2,015,733)

Total expenses	$91,979,837	$116,822,313	$(24,842,476)

Total expenses for 2008 decreased $24,842,476, or 21.3%, as compared to 2007. The decrease was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in expenses and a decrease in the loss on financial instruments recognized in 2008. The decrease in depreciation and amortization expense was largely attributable to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $24,169,000 in depreciation and amortization expense. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $6,940,000 related to (i) the Teekay Vessels, which were acquired in April 2007, (ii) the manufacturing equipment owned by ICON Heuliez, which was acquired in March 2007, (iii) the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007, (iv) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (v) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (vi) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008, and (vii) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest expense was due to the continued repayment of our non-recourse debt on the ZIM Vessels and Top Ships Vessels, which were acquired in June 2006 and the transfer of all of the non-recourse debt outstanding related to and in connection with the sale of the Remaining Net Assets, partly offset by an increase due to a full year’s impact from the acquisition of the Teekay Vessels in April 2007. The decrease in total expense was partly offset by an increase in general and administrative expense, primarily related to professional fees.

Minority Interest

The increase in minority interest expense for 2008 primarily related to (i) our joint venture with Fund Ten in ICON Global Crossing V during December 2007 and (ii) our joint venture with Fund Twelve in ICON Pliant during July 2008.

(Benefit) Provision for Income Taxes

Some of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Some of our other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2008, the (benefit) provision for income taxes was comprised of $(2,057,668) in current taxes and $595,016 in deferred taxes.

Net Loss

As a result of the foregoing changes from 2007 to 2008, net loss for 2008 was $5,797,721 as compared to a net loss for 2007 of $2,478,993.  The net loss per weighted average additional Share for 2008 and 2007 was $15.79 and $6.97, respectively.

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

Total revenue for 2007 increased $45,720,060, or 63.6%, as compared to 2006.  The increase in total revenue was primarily due to higher rental income, finance income and interest income that were partially offset by increased net loss on sales of leased equipment.  The increase in rental income was primarily attributable to the full year impact of the 2006 acquisitions of the ZIM Vessels, the Top Ships Vessels, the telecommunications equipment acquired by ICON Global Crossing III, and the new assets purchased in the Leasing Portfolio, which cumulatively, accounted for approximately $25,061,548 of additional rental income during 2007. Also contributing to the increase in rental income were the 2007 acquisitions of the Teekay Vessels and the auto parts manufacturing equipment acquired by ICON Heuliez for approximately $11,213,000. The increase in finance income was attributable to the full year impact of the lumber processing equipment purchased by ICON Teal Jones in the fourth quarter of 2006 (approximately $1,135,000) and additions to the Leasing Portfolio.  The increase in interest income was primarily from the full year impact of the mortgage note receivable with Teal Cedar Products Ltd., that was made in November 2006 and interest received from our money market account.  The increase in total revenue was partially offset by the net loss on sales of leased equipment in the Leasing Portfolio.

Expenses for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Management fees - Manager	$6,662,395	$4,076,873	$2,585,522
Administrative expense reimbursements - Manager	5,423,388	5,877,044	(453,656)
General and administrative	2,172,591	1,009,852	1,162,739
Interest	17,467,704	10,062,805	7,404,899
Depreciation and amortization	82,127,392	52,973,823	29,153,569
Impairment loss	122,774	446,301	(323,527)
Loss on financial instruments	2,846,069	1,203,273	1,642,796
Bad debt expense	-	70,015	(70,015)

Total expenses	$116,822,313	$75,719,986	$41,102,327

Total expenses for 2007 increased $41,102,327, or 54.3%, as compared to 2006.  The increase was primarily due to higher depreciation and amortization expense, interest expense and Management fees – Manager.  The increase in depreciation and amortization was primarily attributable to the full year impact of our investments made in 2006 and our 2007 investments, which accounted for approximately $21,452,000 and $5,519,000 of the change, respectively.  The increase in interest expense was primarily attributable to the full year impact of borrowings related to the ZIM Vessels, the Leasing Portfolio and the Top Ships Vessels in 2006 and the Teekay Vessels in 2007, which accounted for approximately $4,528,000 and $2,929,000 of interest expense in 2007, respectively.  The increase in Management fees - Manager was a result of the increased investment in leased assets in 2007.

Minority Interest

The increase in minority interest expense primarily relates to a full year’s activity in ICON Global Crossing, in which the lease commenced on April 2006.

Provision for Income Taxes

Some of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Some of our other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2007, the provision for income taxes was comprised of $293,016 in current taxes and $1,911,211 in deferred taxes.

Net Loss

As a result of the foregoing changes from 2006 to 2007, net loss for 2007 was $2,478,993 as compared to a net loss for 2006 of $4,696,606. The net loss per weighted average additional Share for 2007 and 2006 was $6.97 and $23.49, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $188,122,755, from $595,752,005 at December 31, 2007 to $407,629,250 at December 31, 2008.  The decrease was primarily due to the sale of the Remaining Net Assets, which accounted for approximately $107,249,000 of reductions in our net investment in finance leases and leased equipment at cost. Additionally, the decrease was due to approximately $64,420,000 of continued depreciation of our leased equipment, approximately $33,073,000 of cash distributions to our additional members, and approximately $50,962,000 of repayments of non-recourse debt. These decreases were partially offset by increases of (i) approximately $15,458,000 in investments in joint ventures due to our investments in ICON EAR and ICON Northern Leasing, (ii) approximately $45,040,000 in leased equipment at cost and net investment in finance leases due to the investments made by ICON Global Crossing III, ICON EAR II, ICON Pliant and the Leasing Portfolio.

Current Assets

Current assets decreased $46,873,019, from $64,790,180 at December 31, 2007 to $17,917,161 at December 31, 2008.  The decrease was primarily due to cash paid for (i) distributions made to our additional members, (ii) investments made in our joint ventures and (iii) our investments in leased equipment at cost and finance leases. In addition, this decrease resulted from the sale of the Remaining Net Assets, which reduced our accounts receivable, equipment held for sale or lease and current portion of net investment in finance leases.

Total Liabilities

Total liabilities decreased $139,155,894, from $322,138,717 at December 31, 2007 to $182,982,823 at December 31, 2008. The decrease was primarily due to the sale of the Remaining Net Assets, which accounted for approximately $90,151,000 of reductions in our leasing liabilities, non-recourse debt and deferred revenue. Additionally, the decrease resulted from approximately $60,269,000 of scheduled repayments of our non-recourse debt outstanding related to the ZIM Vessels, the Top Ships Vessels and the Teekay Vessels. These decreases were partially offset by an increase of approximately $4,702,000 in the value of our interest rate swap contracts, as well as $5,000,000 in loan proceeds from our revolving line of credit used to finance our investment in ICON Northern Leasing.

Current Liabilities

Current liabilities decreased $42,666,067, from $105,194,603 at December 31, 2007 to $62,528,536 at December 31, 2008. The decrease was primarily due to a reduction in our leasing liabilities, non-recourse debt and deferred revenue from the sale of the Remaining Net Assets and the continued repayment of our non-recourse debt obligations as discussed above.

Members’ Equity

Members’ equity decreased $51,038,095, from $261,223,876 at December 31, 2007 to $210,185,781 at December 31, 2008. The decrease was primarily due to distributions to our members, and a decrease in the value of our interest swap contracts and foreign currency translation adjustments. We also recorded a net loss during 2008.

Liquidity and Capital Resources

Summary

At December 31, 2008 and 2007, we had cash and cash equivalents of $7,670,929 and $42,339,549, respectively. During our offering period, our main source of cash was from financing activities and our main use of cash was from investing activities. During our operating period, our main source of cash has been from and will continue to be from operating activities. Our main use of cash during our operating period has been in and will continue to be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Cash Flows

The following table summarizes our operating, investing and financing activities for each of the past three years ended December 31:

	2008	2007	2006

Net cash provided by (used in)

Operating activities	$68,007,186	$100,674,660	$69,314,664
Investing activities	(39,218,252)	(111,004,385)	(217,334,969)
Financing activities	(63,697,802)	(10,477,962)	138,758,121
Effects of exchange rates on cash and cash equivalents	240,248	1,946,561	(987,061)

Net decrease in cash and cash equivalents	$(34,668,620)	$(18,861,126)	$(10,249,245)

Note: See the Consolidated Statements of Cash Flows included in Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Sources of cash

Sources of cash from operating activities decreased $32,667,474 from $100,674,660 in 2007 to $68,007,186 in 2008. The decrease primarily related to the sale of the Remaining Net Assets (primarily a reduction in the collection of rental and finance lease payments), which accounted for a decrease of approximately $50,262,000. This decrease was partially offset by an increase in the collection of rental and finance lease payments as well as the collection of an income tax receivable. The increased collection of rental and finance lease payments of approximately $13,743,000, related to the acquisition of leased equipment by ICON Heuliez, ICON Global Crossing III, ICON Global Crossing V, ICON EAR II and ICON Pliant, as well as the equipment acquired on lease with the subsidiaries of MWU. The collection of an income tax receivable of approximately $4,309,000, related to the recovery of income taxes paid for the Leasing Portfolio.

Sources of cash from operating activities increased $31,359,996 from $69,314,664 in 2006 to $100,674,660 in 2007. The increase primarily related to the collection of rental and finance lease payments (mainly due to the 2006 acquisitions of the Top Ships Vessels, the ZIM Vessels and the equipment owned by ICON Global Crossing III), which accounted for an increase of approximately $42,696,000.

Our main source of cash from operating activities in 2006 was the collection of rental and finance lease payments (primarily our acquisition of the Top Ships Vessels, the ZIM Vessels and equipment owned by the Leasing Portfolio and equipment owned by ICON Global Crossing).

Investing Activities

Sources of cash

Sources of cash from investing activities decreased $19,982,433 from $41,427,575 in 2007 to $21,445,142 in 2008. This decrease primarily related to a decline in the amount of proceeds we received from sales of equipment, as well as a decline in the distributions we received from our joint ventures. The decline in the amount of proceeds we received from sales of equipment resulted from our sale of the Remaining Net Assets in May 2008, which was our source of sales proceeds from the sale of new and leased equipment. The decline in distributions we received from joint ventures was predominantly due to the return of our initial investment plus accrued interest in ICON AeroTV and ICON EAM in 2007.

Sources of cash from investing activities increased $21,564,043 from $19,863,532 in 2006 to $41,427,575 in 2007. The increase primarily related to the proceeds we received from sales of equipment and distributions we received from our investments in ICON Global Crossing II, ICON AeroTV and ICON EAM. The increase in proceeds from the sales of equipment resulted from a full year of activity from the Leasing Portfolio, which was acquired in March 2006.

Our main source of cash from investing activities in 2006 was from proceeds we received from sales of equipment in the Leasing Portfolio in the amount of approximately $19,404,000.

Uses of cash

Uses of cash for investing activities decreased $91,768,566 from $152,431,960 in 2007 to $60,663,394 in 2008. The decrease primarily related to a reduction in the volume of investments we made during 2008 as compared to 2007. This reduction in the volume of investments was due to more available cash in 2007 as we terminated our offering of Shares in April 2007. Investments in leased equipment decreased from $144,227,277 in 2007, to $45,040,317 in 2008, which accounts for approximately $99,187,000 of the total decrease in the uses of cash for investing activities. This decrease was partially offset by an increase in investments in joint ventures from $3,214,373 (investments in ICON EAR and ICON Global Crossing V) in 2007, to $15,458,255 (investments in ICON Northern Leasing as well as additional investments in ICON EAR) in 2008, accounting for an increase of approximately $12,244,000 in uses of cash for investing activities.

Uses of cash for investing activities decreased $84,766,541 from $237,198,501 in 2006 to $152,431,960 in 2007.  The decrease primarily related to a reduction in the volume of investments we made during 2007 as we had invested most of the net proceeds received from our offering of Shares during 2006.

Our main use of cash for investing activities in 2006 was for our investment in equipment in the amount of approximately $216,601,000 relating to the acquisitions of lumber processing equipment, marine vessels, information technology equipment in the Leasing Portfolio and telecommunications equipment.

Financing Activities

Sources of cash

Sources of cash from financing activities decreased $82,949,066 from $107,609,236 in 2007 to $24,660,170 in 2008. The decrease primarily related to the termination of our offering of Shares in April 2007. In addition, we had a decrease in proceeds from non-recourse debt related to the sale of the Remaining Net Assets in May 2008, as well as a decline in our level of investment activity as we entered our operating period. These reductions were partially offset by a contribution by Fund Twelve for a minority interest in ICON Pliant in 2008.

Sources of cash from financing activities decreased $104,482,596 from approximately $212,091,832 in 2006 to $107,609,236 in 2007. The decrease primarily related to the termination of our offering of Shares in April 2007. In addition, proceeds from non-recourse debt related to the Leasing Portfolio decreased $9,723,000 from $48,205,000 in 2006 to $38,482,000 in 2007, driven by a full year of activity from the acquisition of the Leasing Portfolio in March 2007.

Beginning with the commencement of our operations, our financing activities primarily related to our offering. The gross proceeds from our offering were reduced by sales commissions paid to third parties, an organizational and offering expense allowance paid to our Manager, and underwriting fees paid to ICON Securities. During 2008, we did not pay any sales commissions to third parties, any organizational and offering expense allowance to our Manager or any underwriting fees to ICON Securities because the offering of our Shares was terminated in April 2007. During 2007, we paid sales commissions of approximately $5,837,000 to unrelated third parties, paid underwriting fees of approximately $1,460,000 to ICON Securities, and paid an organizational and offering expense allowance of approximately $1,095,000 to our Manager. During 2006, we paid sales commissions of approximately $14,798,000 to unrelated third parties, paid underwriting fees of $3,702,000 to ICON Securities, and paid an organizational and offering expense allowance of approximately $2,777,000 to our Manager.

Uses of cash

Uses of cash for financing activities decreased $29,729,226 from $118,087,198 in 2007 to $88,357,972 in 2008. The decrease primarily related to a decrease in the amount of our repayment of non-recourse debt obligations, which were lower by $26,616,127, in large part due to the sale of the Remaining Net Assets and the related non-recourse debt obligations. In addition, distributions to our members decreased by approximately $4,119,000 during 2008 due to the fact that we made a special distribution to our members in April 2007 and we made no such distributions in 2008.

Uses of cash for financing activities in 2007 increased $44,753,487 from $73,333,711 in 2006 to $118,087,198 in 2007. The increase primarily related to the repayment of some of our non-recourse debt obligations and distributions to our members. Approximately $25,686,000 of the increase relates to the repayment of non-recourse debt obligations related to the Leasing Portfolio, the Top Ships Vessels and the ZIM Vessels. In addition, distributions to our members increased by $20,758,000, relating to the sale of additional Shares, as well as the special distribution made to our members in April 2007.

Our main use of cash for financing activities in 2006 was for the repayment of approximately $53,806,000 of non-recourse debt obligations related to the Leasing Portfolio, the Top Ships Vessels and the ZIM Vessels.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ended December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, repayment of our revolving line of credit, distributions to our members, general and administrative expenses, new investment opportunities, management fees, and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit has $23,815,000 available as of December 31, 2008 for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail in the Financings and Borrowings section below.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A.  Risk Factors.”

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2008 of approximately $163,450,000. All of our non-recourse long-term debt obligations consisted of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.

Revolving Line of Credit, Recourse

We, along with  Fund Eight B, Fund Nine, Fund Ten and Fund Twelve (entities sponsored and managed by our Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”) with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at December 31, 2008 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008.  We had $5,000,0000 of borrowings outstanding under the Facility as of such date. The remaining balance of $1,185,000 was borrowed by Fund Eight B. On February 26, 2009, we borrowed an additional $600,000 under the Facility. For additional information, see Note 9 to our consolidated financial statements.

Distributions

We, at our Manger’s discretion, pay monthly distributions to each of our members starting the first month after each member’s admission and we expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our additional members totaling $33,072,923, $37,151,073 and $16,600,276, respectively, for the years ended December 31, 2008, 2007 and 2006. We paid distributions to our Manager of $334,071, $375,190 and $167,738, respectively, for the years ended December 31, 2008, 2007 and 2006.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2008, we had non-recourse debt obligations. The lender has a security interest in the equipment relating to each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2008, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was approximately $163,450,000. We are a party to the Facility as discussed in the Financing and Borrowings section above.  We had borrowed $5,000,000 under the Facility at December 31, 2008.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2008:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5
	Total	Year	Years	Years
Non-recourse debt	$163,449,633	$42,995,346	$98,743,587	$21,710,700
Non-recourse interest	16,968,572	8,350,010	8,163,262	455,300
Revolving line of credit	5,000,000	5,000,000	-	-

	$185,418,205	$56,345,356	$106,906,849	$22,166,000

On September 28, 2007 and December 10, 2007, we completed our simultaneous acquisitions and leasing back of the machining and metal working equipment of W Forge, Scott, Gilco, General and AMI.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at December 31, 2008 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Off-Balance Sheet Transactions

On November 25, 2008, we, through ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA.  The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

Subsequent Events

On January 26, 2009, we sold the manufacturing equipment on lease to Gilco, which had a net book value of approximately $513,000, for approximately $593,000 and recognized a gain on the sale of approximately $80,000.

On February 2, 2009, the Participating Funds and MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU entered into an amended Forbearance Agreement with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 20% of the outstanding stock of W Forge, at an exercise price of $.01 per share exercisable for a period of five years from the granting date.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high yield debt.  In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield debt creditors.  Our lease is not currently subject to this proceeding, which, if finalized as planned, we anticipate will benefit us. Pliant has indicated that it will continue to operate in a business-as-usual manner during the restructuring process.

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

If interest rates increase significantly, leases already in place would generally not be affected.

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

We have fifteen outstanding notes payable, of which fourteen are non-recourse long-term debt and the other is associated with our recourse revolving line of credit.  With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have $5,000,000 in outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

 We lease equipment for use by domestic and foreign lessees outside of the United States. Although certain of our transactions are denominated in Euros, the pound sterling and the Canadian dollar, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. To date, our exposure to exchange rate volatility has not been significant. There can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

To hedge our variable interest rate risk, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

 On April 28, 2008, we entered into two interest rate swap contracts with HSH in order to fix the variable interest rate on our non-recourse debt obligations with regards to the ZIM Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 5.75% (for the M/V Adaman Sea and the M/V ZIM Japan) and 5.99% (for the M/V ZIM Hong Kong and the M/V ZIM Israel), respectively, per year. On June 16, 2006, we also entered into four interest rate swap contracts with Fortis Bank (Nederland) N.V.  in order to fix the variable interest rate on our non-recourse debt obligations with regards to the Top Ships Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 6.715% per year.  On April 11, 2007, we entered into two additional interest rate swap contracts with Fortis Bank (Nederland) N.V. in order to fix the variable interest rate on our non-recourse debt obligations with regards to the Teekay Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 6.125% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

   /s/ Ernst & Young, LLP

March 30, 2009
New York, New York

The Members
ICON Leasing Fund Eleven, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated statements of operations, changes in members' equity and cash flows of ICON Leasing Fund Eleven, LLC (a Delaware limited liability company) and subsidiaries for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ICON Leasing Fund Eleven, LLC and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$7,670,929	$42,339,549
Current portion of net investment in finance leases	7,576,361	10,442,124
Accounts receivable (net of allowance
for doubtful accounts of $0 and $73,321, respectively)	1,787,007	4,738,838
Restricted cash	226,048	1,426,170
Equipment held for sale or lease, net	-	2,226,905
Income taxes receivable	-	2,037,851
Other current assets	656,816	1,578,743

Total current assets	17,917,161	64,790,180

Non-current assets
Net investment in finance leases, less current portion	23,908,072	89,080,301
Leased equipment at cost (less accumulated depreciation of
$120,637,537 and $109,756,923, respectively)	333,224,351	417,738,629
Note receivable on financing facility, net	-	4,087,568
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	18,659,329	4,638,393
Deferred income taxes	206,101	963,595
Other non-current assets, net	992,230	1,731,333

Total non-current assets	389,712,089	530,961,825

Total Assets	$407,629,250	$595,752,005

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$42,995,346	$79,084,120
Interest rate swap contracts	9,257,854	4,556,116
Revolving line of credit, recourse	5,000,000	-
Deferred revenue	3,946,013	11,869,874
Current portion of leasing payables and other lease liabilities	-	5,253,451
Due to Manager and affiliates, net	288,802	296,476
Income taxes payable	188,665	139,310
Accrued expenses and other liabilities	851,856	3,995,256

Total current liabilities	62,528,536	105,194,603

Non-current liabilities
Non-recourse long-term debt, net of current portion	120,454,287	206,410,288
Leasing payables and other lease liabilities, net of current portion	-	10,533,826

Total non-current liabilities	120,454,287	216,944,114

Total Liabilities	182,982,823	322,138,717

Minority Interest	14,460,646	12,389,412

Commitments and contingencies (Note 19)

Members' Equity
Manager	(1,035,608)	(643,560)
Additional members	217,496,668	256,754,095
Accumulated other comprehensive (loss) income	(6,275,279)	5,113,341

Total Members' Equity	210,185,781	261,223,876

Total Liabilities and Members' Equity	$407,629,250	$595,752,005

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rental income	$90,009,529	$103,487,305	$64,060,212
Finance income	4,651,273	7,415,414	3,707,855
Income from investments in joint ventures	2,071,019	80,502	337,798
Net gain on sales of new equipment	278,082	772,799	686,390
Net (loss) gain on sales of leased equipment	(720,385)	(112,167)	696,753
Net loss on sale of portfolio	(11,921,785)	-	-
Interest and other income	2,399,168	5,973,253	2,408,038

Total revenue	86,766,901	117,617,106	71,897,046

Expenses:
Management fees - Manager	5,110,375	6,662,395	4,076,873
Administrative expense reimbursements - Manager	3,586,973	5,423,388	5,877,044
General and administrative	3,711,909	2,172,591	1,009,852
Interest	13,674,261	17,467,704	10,062,805
Depreciation and amortization	65,065,983	82,127,392	52,973,823
Impairment loss	-	122,774	446,301
Loss on financial instruments	830,336	2,846,069	1,203,273
Bad debt expense	-	-	70,015

Total expenses	91,979,837	116,822,313	75,719,986

(Loss) income before minority interest and income taxes	(5,212,936)	794,793	(3,822,940)

Minority interest	2,047,437	1,069,559	795,798

Loss before income taxes	(7,260,373)	(274,766)	(4,618,738)

(Benefit) provision for income taxes	(1,462,652)	2,204,227	77,868

Net loss	$(5,797,721)	$(2,478,993)	$(4,696,606)

Net loss allocable to:
Additional members	$(5,739,744)	$(2,454,203)	$(4,649,640)
Manager	(57,977)	(24,790)	(46,966)

	$(5,797,721)	$(2,478,993)	$(4,696,606)

Weighted average number of additional shares of
limited liability company interests outstanding	363,414	352,197	197,957

Net loss per weighted average additional share of
limited liability company interests	$(15.79)	$(6.97)	$(23.49)

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Additional Shares of			Accumulated
	Limited Liability			Other	Total
	Company Interests	Additional Members	Managing Member	Comprehensive Income (Loss)	Members' Equity
Opening balance, January 1, 2006	107,099	$90,318,028	$(28,876)	$(33,886)	$90,255,266

Net loss		(4,649,640)	(46,966)		(4,696,606)
Unrealized gain on warrants				538,072	538,072
Change in valuation of
interest rate swap contracts				(928,750)	(928,750)
Currency translation adjustments				696,585	696,585
Comprehensive loss					(4,390,699)
Proceeds from issuance of
additional shares of limited
liability company interests	185,118	185,118,088			185,118,088
Sales and offering expenses	-	(21,276,702)			(21,276,702)
Repurchase of additional shares of
limited liability company interests	(53)	(41,454)			(41,454)
Cash distributions to members	-	(16,600,276)	(167,738)	-	(16,768,014)

Balance, December 31, 2006	292,164	232,868,044	(243,580)	272,021	232,896,485

Net loss		(2,454,203)	(24,790)		(2,478,993)
Unrealized loss on warrants				(538,072)	(538,072)
Change in valuation of
interest rate swap contracts				(1,734,951)	(1,734,951)
Currency translation adjustments				7,114,343	7,114,343
Comprehensive income					2,362,327
Proceeds from issuance of
additional shares of limited
liability company interests	72,982	72,981,829			72,981,829
Sales and offering expenses	-	(8,392,522)			(8,392,522)
Repurchase of additional shares of
limited liability company interests	(1,287)	(1,097,980)			(1,097,980)
Cash distributions to members	-	(37,151,073)	(375,190)	-	(37,526,263)

Balance, December 31, 2007	363,859	256,754,095	(643,560)	5,113,341	261,223,876

Net loss		(5,739,744)	(57,977)		(5,797,721)
Change in valuation of
interest rate swap contracts				(3,769,112)	(3,769,112)
Currency translation adjustments				(7,619,508)	(7,619,508)
Comprehensive loss					(17,186,341)
Repurchase of additional shares of
limited liability company interests	(603)	(444,760)			(444,760)
Cash distributions to members	-	(33,072,923)	(334,071)	-	(33,406,994)

Balance, December 31, 2008	363,256	$217,496,668	$(1,035,608)	$(6,275,279)	$210,185,781

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(5,797,721)	$(2,478,993)	$(4,696,606)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(12,872,440)	(11,494,960)	(3,252,755)
Finance income	(4,651,273)	(7,415,414)	(3,707,855)
Income from investments in joint ventures	(2,071,019)	(80,502)	(337,798)
Net gain on sales of new equipment	(278,082)	(772,799)	(686,390)
Net loss (gain) on sales of leased equipment	720,385	112,167	(696,753)
Net loss on sale of portfolio	11,921,785	-	-
Depreciation and amortization	65,065,983	82,127,392	52,973,823
Impairment loss	-	122,774	446,301
Bad debt expense	-	-	70,015
Interest expense on non-recourse financing paid directly to lenders by lessees	3,815,247	2,720,385	519,959
Interest expense from amortization of debt financing costs	523,882	168,309	42,000
Loss on financial instruments	710,938	2,821,045	1,203,273
Minority interest	2,047,437	1,069,559	795,798
Deferred tax provision (benefit)	595,016	1,911,210	(2,631,794)
Changes in operating assets and liabilities:
Collection of finance leases	19,820,439	32,589,325	17,003,190
Accounts receivable	(1,768,596)	(1,432,011)	2,039,924
Other assets, net	2,968,201	(929,005)	(1,553,401)
Payables, deferred revenue and other current liabilities	(11,591,135)	2,859,590	12,157,000
Due to Manager and affiliates, net	59,610	(319,742)	(373,267)
Distributions to/from minority interest holders and joint ventures	(1,211,471)	(903,670)	-

Net cash provided by operating activities	68,007,186	100,674,660	69,314,664

Cash flows from investing activities:
Investments in leased assets	(45,040,317)	(144,227,277)	(216,601,205)
Proceeds from sales of new and leased equipment	7,842,386	30,978,193	19,404,013
Proceeds from sale of portfolio	7,316,137	-	-
Investment in note receivable	(164,822)	(4,202,233)	-
Investment in mortgage note receivable	-	-	(12,722,006)
Repayment of note receivable	4,367,055	-	-
Investments in joint ventures	(15,458,255)	(3,214,373)	(6,439,258)
Change in restricted cash	486,876	73,486	(332,141)
Distributions received from joint ventures in excess of profits	1,432,688	10,375,896	459,519
Other assets, net	-	(788,077)	(1,103,891)

Net cash used in investing activities	(39,218,252)	(111,004,385)	(217,334,969)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	14,044,437	37,178,099	48,205,505
Repayments of non-recourse long-term debt	(50,961,719)	(77,577,846)	(53,805,671)
Proceeds from revolving line of credit, recourse	5,000,000	-	-
Issuance of additional shares of limited liability company
interests, net of sales and offering expenses	-	64,589,307	163,841,386
Repurchase of additional shares of limited liability company interests	(444,760)	(1,097,980)	(41,454)
Financing costs paid	-	-	(492,593)
Due to Manager and affiliates, net	-	(94,636)	44,941
Cash distributions to members	(33,406,994)	(37,526,263)	(16,768,014)
Minority interest contribution in joint venture	5,615,733	5,841,830	-
Distributions to minority interest holders in joint ventures	(3,544,499)	(1,790,473)	(2,225,979)

Net cash (used in) provided by financing activities	(63,697,802)	(10,477,962)	138,758,121

Effects of exchange rates on cash and cash equivalents	240,248	1,946,561	(987,061)

Net decrease in cash and cash equivalents	(34,668,620)	(18,861,126)	(10,249,245)
Cash and cash equivalents, beginning of the year	42,339,549	61,200,675	71,449,920

Cash and cash equivalents, end of the year	$7,670,929	$42,339,549	$61,200,675

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9,338,831	$14,399,452	$10,632,204

Cash paid during the year for income taxes	$177,252	$4,390,849	$-

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse long-term debt	$-	$66,656,754	$271,698,228

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$12,872,440	$12,630,780	$5,398,372

Transfer from other assets to investments in leased equipment at cost	$-	$-	$2,828,287

Transfer from investments in joint ventures to leased equipment at cost	$-	$-	$7,695,494

See accompanying notes to the consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

The LLC’s principal objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the Manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvest substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into pursuant to the terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The initial capitalization of the LLC of $2,000 was contributed on December 17, 2004, which consisted of $1,000 from the Manager and $1,000 from an officer of the Manager.  The LLC subsequently repurchased the $1,000 contributed by the officer of the Manager. The LLC initially offered shares of limited liability company interests (“Shares”) with the intent to raise up to $200,000,000 of capital.  On March 8, 2006, the LLC commenced a consent solicitation of its additional members to amend and restate its LLC Agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from the LLC’s members.  The LLC filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of Shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and the LLC commenced the offering of the additional 175,000 Shares thereafter.

The LLC commenced business operations on its initial closing date, May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through April 21, 2007, the final closing, the LLC sold 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2008, the LLC repurchased 1,943 Shares, bringing to the total number of Shares outstanding to 363,256. From May 6, 2005 through April 21, 2007, the LLC paid sales commissions to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager.  These sales commissions and fees paid to the Manager and its affiliate are recorded as a reduction to the LLC’s equity.  Through December 31, 2007, the LLC has paid $29,210,870 of sales commissions to third parties, $6,978,355 of organizational and offering expenses to the Manager, and $7,304,473 of underwriting fees to ICON Securities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization - continued

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment.  After the net offering proceeds were invested, additional investments will be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called "reinvestment".  The LLC currently anticipates investing in equipment leases, other financing transactions and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years.  After the operating period, the LLC will sell its assets in the ordinary course of business during the liquidation period.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Restricted cash consists primarily of proceeds from the disposal of equipment that can be replaced with similar equipment before end of lease term, as well as the holdback of corporate tax liability in Norway.

The LLC's cash and cash equivalents are held principally at three financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers and other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, contractual payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 16 for concentration of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method. These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term, which ranges from 3 to 5 years to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Held for Sale or Lease, Net

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users and has been returned to the LLC following lease expiration.

Equipment held for sale or lease is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

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

For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

For notes receivable, the LLC uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  At December 31, 2008, 2007 and 2006, the LLC recorded an allowance of $0, $73,321 and $70,015, respectively.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and non-current assets. Unearned income, discounts and premiums are amortized to income using the effective interest method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and investments in financing facilities in accordance with  Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable.  Costs related to leases or notes receivable that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price for the LLC’s investments. These fees are capitalized and included in the cost of the investment.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

Some of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, the LLC uses the liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

Per Share Data

Net income (loss) per Share is based upon the weighted average number of additional Shares outstanding during the period.

Share Repurchase

The LLC may, at its discretion, repurchase Shares from a limited number of its additional members, as provided for in the LLC Agreement.  The repurchase price for any Shares approved for repurchase is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their Shares for at least one year before repurchases will be permitted.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in members’ equity and accumulated other comprehensive income (loss) and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

Warrants

Warrants held by the LLC are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at weighted average rates of exchange for the period.  Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the LLC beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.  The Manager is currently evaluating the impact that SFAS No. 157 will have on the LLC’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged.  Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the LLC’s financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Leasing Portfolio

On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees and was comprised mainly of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries.  This equipment was leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees).  The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio, was acquired, effective as of March 1, 2006, by the LLC from the Manager and ICON Canada, Inc., an affiliate of the Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000.  The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

The LLC assumed non-recourse debt as part of the Leasing Portfolio acquisition. The non-recourse debt accrued interest at rates ranging from 4.75% to 8.05% per year and matured at various dates through January 2012. A significant portion of the Leasing Portfolio was financed with non-recourse debt. The rental payments received from the lessees generally matched the repayment terms of the related non-recourse debt and the leased equipment was generally pledged as collateral for the non-recourse debt.

On May 19, 2008, the LLC sold substantially all of the remaining net assets in the Leasing Portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third-party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  The LLC recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement.  As a result, the LLC recognized a net book loss of approximately $11,922,000 on the sale of the Remaining Net Assets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2008 and 2007:

	2008	2007
Minimum rents receivable	$33,350,205	$104,858,623
Estimated residual values	3,070,295	7,440,417
Initial direct costs, net	571,064	2,583,319
Unearned income	(5,507,131)	(15,359,934)

Net investment in finance leases	31,484,433	99,522,425

Less: Current portion of net investment in finance leases	7,576,361	10,442,124

Net investment in finance leases, less current portion	$23,908,072	$89,080,301

Teal Jones

On November 8, 2006, through two wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), the LLC entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones. The 84-month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones. The total lease financing amount was approximately $22,224,000.  The LLC paid an acquisition fee to the Manager of approximately $667,000 relating to this transaction.

In connection with and as further security for the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Note”). The Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones and where substantially all of the equipment is operated.  The Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013. The Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2008 and 2007, the balance of the Note was $12,722,006 and is reflected as mortgage note receivable on the accompanying consolidated balance sheets. At December 31, 2008 and 2007, the balance of the deferred costs was approximately $372,000 and $437,000, respectively. The LLC paid an acquisition fee to the Manager of approximately $399,000 relating to this transaction.

Leasing Portfolio

As discussed in Note 3, on May 19, 2008, the LLC sold the Remaining Net Assets, which included approximately $61,381,000 of net investments in finance leases.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Net Investments in Finance Leases - continued

Telecommunications Equipment

On September 23, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), acquired additional telecommunications equipment for a purchase price of approximately $3,991,000.  The equipment is subject to a 36-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”), which expires on September 30, 2010.  The LLC paid acquisition fees to the Manager of approximately $120,000 in connection with this transaction.

On December 20, 2007, the LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”) with interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000. This equipment is subject to a 36-month lease with Global Crossing, which expires on December 31, 2010. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $7,140,000.  The LLC paid an acquisition fee to the Manager of approximately $214,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2008:

Years Ending December 31,
2009	$9,909,663
2010	10,254,870
2011	5,296,213
2012	4,378,809
2013	3,510,650
$33,350,205

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2008 and 2007:

	2008	2007
Marine vessels
Container vessels	$142,500,324	$142,500,324
Handymax product tankers	115,097,430	115,097,430
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	57,199,289	38,770,027
Telecommunications equipment	48,266,213	42,686,715
Leasing Portfolio	-	97,642,424

	453,861,888	527,495,552
Less: Accumulated depreciation	(120,637,537)	(109,756,923)

	$333,224,351	$417,738,629

Depreciation expense related to leased equipment was approximately $64,420,000, $79,841,000 and $52,663,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Container Vessels

On June 21, 2006, the LLC, through its wholly-owned subsidiaries ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II”), acquired four container vessels (collectively, the “ZIM Vessels”). The ZIM Vessels are owned by two Norwegian limited partnerships, European Container KS and European Container KS II (collectively, the “KS Companies”), which are wholly-owned subsidiaries of ICON European Container and ICON European Container II (collectively, the “ZIM Purchasers”).  The acquisition of the ZIM Vessels was consummated by the LLC acquiring all of Old Course LLC’s (“Old Course”) rights, title and interest in and to all of the issued and outstanding Shares (the “AS Shares”) of two Norwegian limited liability companies, European Container AS and European Container AS II (collectively, the “AS Companies”) and all of the AS Companies’ right, title and interest in and to all of the issued and outstanding limited partnership interests (the “KS Shares,” and collectively with the AS Shares, the “Shares”) of the KS Companies.  The acquisition of the ZIM Vessels has been treated as an asset purchase.

The purchase price for the ZIM Vessels was approximately $142,500,000, including (i) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”), (ii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM, less the acquisition of related assets of approximately $3,273,000.  The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels (see Note 8).  The LLC incurred professional fees of approximately $336,000 and paid to the Manager an acquisition fee of approximately $4,236,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

The ZIM Vessels owned by ICON European Container (the M/V Adaman Sea (f/k/a ZIM America) and the M/V ZIM Japan) and ICON European Container II (The M/V ZIM Hong Kong and the M/V ZIM Israel) are subject to bareboat charters with ZIM Integrated Shipping Ltd. that expire in November 2010 and January 2011, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Leased Equipment at Cost - continued

Handymax Product Tankers

On June 16, 2006, the LLC, through its wholly-owned subsidiaries ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), acquired four Handymax product tankers: the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”) from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Top Ships Vessels directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Top Ships Purchasers”).

The Top Ships Vessels are subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”). The bareboat charters expire in February 2011. The purchase price for the Top Ships Vessels was approximately $115,097,000, including (i) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (ii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations (See Note 8), less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations.  The LLC incurred professional fees of approximately $290,000 and paid the Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Top Ships Vessels.

Aframax Product Tankers

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax product tankers, the Senang Spirit and the Sebarok Spirit (collectively, the “Teekay Vessels”), from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Teekay Vessels was approximately $88,000,000, including borrowings of approximately $66,700,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corporation (‘Fortis”). The LLC paid an acquisition fee to the Manager of approximately $2,640,000 in connection with this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, two bareboat charters were entered into by an affiliate of Teekay for a term of 60 months, and expire in April 2012.

Manufacturing Equipment

On June 30, 2008, the LLC and Fund Twelve formed ICON Pliant, LLC (“ICON Pliant”), which entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment for a purchase price of $12,115,000. On July 16, 2008, the LLC and Fund Twelve completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The LLC and Fund Twelve have ownership interests in ICON Pliant of 55% and 45%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to the Manager of approximately $363,000.

On April 24, 2008, the LLC, through its wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for approximately $6,348,000. The LLC paid acquisition fees of approximately $190,000 to the Manager in connection with this transaction. The base lease term is 60 months and expires on June 30, 2013.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Leased Equipment at Cost - continued

On September 28, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees to the Manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively, in connection with these transactions.  Each lease commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  The LLC paid acquisition fees to the Manager for General and AMI of approximately $12,000 and $51,000, respectively.  Each lease commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions for W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve (together with the LLC, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. On June 9, 2008, the Participating Funds and IEMC Corp. (“IEMC”), a subsidiary of the Manager, entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain defaults under the lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 300 Shares of the capital stock of W Forge at an exercise price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008. At December 31, 2008, the Manager determined that the fair value of these warrants was $0. On September 5, 2008, the Participating Funds and IEMC entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 Shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of December 31, 2008, the LLC’s proportionate share was 57.3% of the warrants issued for the capital stock of MWU. At December 31, 2008, the Manager determined that the fair value of these warrants was $0.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Leased Equipment at Cost - continued

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $42,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction. The leases expire on March 30, 2012. On October 26, 2007, HSA and Groupe Henri Heuliez, the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and HI paid all amounts due under the lease through January 1, 2008.  As of February 1, 2008, ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and HI for the period beginning February 1, 2008 and ending June 30, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, HI and Groupe Henri Heuliez. The terms of such plan include HSA and HI making reduced payments to ICON Heuliez until January 31, 2009.  Beginning February 1, 2009, full payments under the lease will resume.  In addition, each lease with ICON Heuliez will be extended a year.  During the one year extension HSA and HI will make monthly payments to repay the shortfall resulting from the reduced payments ICON Heuliez received between February 1, 2008 and January 31, 2009.  The lease remains in full force and effect.

Telecommunications Equipment

On December 29, 2006, the LLC, through its wholly-owned subsidiary, ICON Global Crossing III, purchased telecommunications equipment for approximately $9,779,000. This equipment is subject to a 48-month lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”), which expires on December 31, 2010. The LLC paid an acquisition fee to the Manager of approximately $293,000 relating to this transaction. On June 26, 2008 and June 27, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, acquired additional telecommunications equipment for an aggregate purchase price of approximately $5,417,000. The equipment is subject to a 36-month lease with Global Crossing Telecommunications, Inc, which expires on June 30, 2011. The LLC paid acquisition fees to the Manager of approximately $163,000 in connection with this transaction.

On November 17, 2005, the LLC, along with ICON Income Fund Eight A L.P. (“Fund Eight A”) and Fund Ten, both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 44%, 12% and 44%, respectively, to purchase telecommunications equipment from various vendors on lease to Global Crossing. On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the LLC’s, Fund Eight A’s and Fund Ten’s ownership interests to 61.39%, 7.99% and 30.62%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing at March 31, 2006 and consolidated its results of operations beginning April 1, 2006. The total capital contributions made to ICON Global Crossing were approximately $25,131,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,100,000 of equipment and during April 2006 purchased approximately $3,200,000 of additional equipment, all of which is subject to a 48-month lease with Global Crossing that expires on March 31, 2010. The LLC paid initial direct costs in the form of legal fees of approximately $200,000. The LLC also paid an acquisition fee to the Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Leased Equipment at Cost - continued

Leasing Portfolio

As discussed in Note 3, on May 19, 2008, the LLC sold the Remaining Net Assets, which included approximately $45,403,000 of leased equipment at cost, net of accumulated depreciation.

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2008:

Years Ending December 31,
2009	$78,746,550
2010	$70,286,402
2011	$30,793,185
2012	$16,905,580
2013	$3,791,097

(6)	Note Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra. The LLC was to receive principal payments starting in January 2009.  In the interim period, interest was paid on a quarterly basis using a range of rates from 6.20% to 6.74% per year. The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. As of June 30, 2008, the LLC had loaned approximately $4,367,000. The LLC paid acquisition fees of approximately $131,000 to the Manager in relation to this financing facility. On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and interest accrued as of such date.

In connection with the transaction, the LLC received warrants for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The fair value of these warrants was approximately $115,000 on the transaction date and was reflected as a discount on the face amount of the note receivable. At December 31, 2008, the Manager determined, based on the Black-Scholes option pricing model, that the aggregate fair value of the warrants was $61,579.  The assumptions used for the Black-Scholes option pricing model were as follows: Strike price $4.96, share price $1.53, expiration date of April 6, 2014, a volatility of 300%, and the risk free interest rate of 0.12%. The volatility percentage was determined by taking a sampling of similar businesses from their initial public offering date to present and placing a percentage based on the performance of the share price of this sampling. The repayment of the note by Solyndra does not affect the warrants held by the LLC and the LLC retains its rights thereunder.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed and controlled by the Manager, formed five joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture participants have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The five joint ventures described below are minority owned and accounted for under the equity method.

ICON EAM, LLC

On November 9, 2005, the LLC and Fund Ten formed ICON EAM, LLC (“ICON EAM”) for the purpose of leasing gas meters and accompanying data gathering equipment to EAM Assets, Ltd. (“EAM”), a meter asset manager whose business is maintaining industrial gas meters in the United Kingdom.  The LLC and Fund Ten each contributed approximately $5,620,000 for a 50% ownership interest in ICON EAM.  EAM was unable to meet its conditions precedent to the LLC’s obligations to perform under the master lease agreement.  The Manager determined it was not in the LLC’s best interest to enter into a work-out situation with EAM at that time.  All amounts funded to ICON EAM, in anticipation of purchasing the aforementioned equipment, had been deposited into an interest-bearing escrow account (the “Account”) controlled by ICON EAM's legal counsel.  In May 2007, the balance of the Account, inclusive of accreted interest, of approximately $13,695,000 was returned to the LLC and Fund Ten, of which the LLC’s share was approximately $6,848,000.

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2008, the Manager determined that the fair value of these warrants was $0.

ICON AEROTV, LLC

On December 22, 2005, the LLC and Fund Ten formed ICON AeroTV, LLC (“ICON AeroTV”) for the purpose of owning equipment leased to AeroTV, Ltd. (“AeroTV”), a provider of on board digital/audio visual systems for airlines, rail and coach operators in the United Kingdom.  The LLC and Fund Ten each contributed approximately $2,776,000 for a 50% ownership interest in ICON AeroTV.  During 2006, ICON AeroTV purchased approximately $1,357,000 of leased equipment with lease terms that were set to expire between December 31, 2007 and June 30, 2008.

In February 2007, due to the termination of the services agreement with its main customer, AeroTV notified the Manager of its inability to pay certain rent owed to ICON AeroTV and subsequently filed for insolvency protection in the United Kingdom.  ICON AeroTV terminated the master lease agreement with AeroTV at that time.  Certain facts then came to light that gave the Manager serious concerns regarding the propriety of AeroTV's actions during and after the execution of the lease with AeroTV.  On April 18, 2007, ICON AeroTV filed a lawsuit in the United Kingdom’s High Court of Justice, Queen’s Bench Division against AeroTV and one of its directors for fraud.  On April 17, 2008, the default judgment against the AeroTV director, which had previously been set aside, was reinstated. ICON AeroTV is attempting to collect on the default judgment against the AeroTV director in Australia, his country of domicile. At this time, it is not possible to determine ICON AeroTV’s ability to collect the judgment.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Investments in Joint Ventures - continued

On February 20, 2007, ICON AeroTV wrote off its leased assets with a remaining cost basis of approximately $438,000, which was offset by the recognition of the relinquished security deposit and deferred income of approximately $286,000, resulting in a net loss of approximately $152,000, of which the LLC’s share was approximately $76,000. A final rental payment of approximately $215,000 was collected in March 2007.  In May 2007, the unexpended amount previously contributed to ICON AeroTV, inclusive of accreted interest, of approximately $5,560,000 was returned to the LLC and Fund Ten, of which the LLC’s share was approximately $2,780,000.

ICON Global Crossing II, LLC

On September 27, 2006, Fund Ten along with ICON Income Fund Nine, LLC (“Fund Nine”) formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of telecommunications equipment that is subject to a 48 month lease with the Global Crossing Group that expires on October 31, 2010.  On October 31, 2006, the LLC made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for the LLC, Fund Nine and Fund Ten at October 31, 2006 to 13.26%, 14.40% and 72.34%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with the Global Crossing Group that expires on October 31, 2010. The LLC paid approximately $55,000 in acquisition fees to the Manager relating to this transaction.

ICON EAR, LLC

On December 11, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 45% and 55%, respectively. On December 28, 2007, ICON EAR completed the acquisition and simultaneously leased back semiconductor manufacturing equipment from EAR for a purchase price of $6,935,000, of which the LLC’s share was approximately $3,121,000. During June 2008, the LLC and Fund Twelve made additional contributions to ICON EAR, which were used to complete another acquisition from EAR and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which the LLC’s share was approximately $3,958,000. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term for both acquisitions commenced on July 1, 2008 and expires on June 30, 2013. The LLC paid acquisition fees to the Manager of approximately $212,000 relating to these transactions.

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC ("ICON Northern Leasing"), a joint venture among the LLC, Fund Ten and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA"), dated July 28, 2006. The LLC, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25%, and 52.75%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $11,051,000 and the LLC paid an acquisition fee to the Manager of approximately $332,000 relating to this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Non-Recourse Long-Term Debt

Container Vessels

In connection with the acquisition of the ZIM Vessels on June 21, 2006, the LLC assumed approximately $93,325,000 of senior non-recourse long-term debt.  Pursuant to the terms of the loan agreement with HSH Nordbank AG (“HSH”), there are two separate tranches to the senior non-recourse long-term debt obligation.  HSH has first priority security interest in the ZIM Vessels.  The KS Companies are jointly and severally liable for the obligations under the loan agreement and the ZIM Vessels are cross-collateralized. The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty.

The tranche of the senior non-recourse long-term debt obligation relating to the acquisition of the M/V ZIM Japan and M/V Adaman Sea (f/k/a ZIM America) (collectively, “Tranche I”) matures on November 18, 2010 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.25% per year.  From August 16, 2006 to February 18, 2008, the LLC prepaid $2,700,000, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date. The tranche of the senior non-recourse long-term debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel (collectively, “Tranche II”) matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year. From August 16, 2006 to February 18, 2008, the LLC prepaid $975,000, which was applied against the outstanding principal balance and reduced the balloon payment due on the maturity date.

On April 24, 2008, the LLC amended the loan agreement with HSH changing the payment terms from quarterly payments to monthly payments. The LLC will be required to make monthly payments on Tranche I ranging from $240,000 to $1,680,000 and have a balloon payment due November 18, 2010 of approximately $7,300,000, and the LLC will be required to make monthly payments on Tranche II ranging from $210,000 to $2,110,000 and have a balloon payment due January 27, 2011 of approximately $13,900,000.

As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse long-term debt obligation and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts had a fixed interest rate of 5.41% for M/V ZIM Japan, 5.97% for M/V Adaman Sea (f/k/a ZIM America), and 5.99% for M/V ZIM Hong Kong and M/V ZIM Israel.

On April 28, 2008, the LLC terminated these three interest rate swap contracts and entered into two new interest rate swaps.  These transactions resulted in a gain of approximately $160,000. After giving effect to the swap agreements, we have a fixed interest rate of 5.75% (for the M/V Adaman Sea and the M/V ZIM Japan) and 5.99% (for the M/V ZIM Hong Kong and the M/V ZIM Israel), respectively, per year.  At December 31, 2008 and 2007, the outstanding balance of the senior and junior non-recourse long-term debt obligations related to the ZIM Vessels was $59,090,000 and $77,400,000, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Non-Recourse Long-Term Debt - continued

Handymax Product Tankers

In connection with the acquisition of the Top Ships Vessels (See Note 5), the Top Ships Purchasers entered into a non-recourse senior secured loan agreement (the “Fortis Loan Agreement”) with Fortis Bank NV/SA (“Fortis”) for approximately $80,000,000.  The LLC paid and capitalized approximately $480,000 in debt financing costs. Pursuant to the terms of the Fortis Loan Agreement, there were four separate advances: (i) approximately $19,364,000 for the acquisition of the M/T Doubtless, (ii) approximately $19,364,000 for the acquisition of the M/T Spotless, (iii) approximately $20,363,000 for the acquisition of the M/T Faithful, and (iv) approximately $20,909,000 for the acquisition of the M/T Vanguard.  The advances are all cross-collateralized, have a maturity date of June 22, 2011 and accrue interest at LIBOR plus 1.125% per year.

The advances for the acquisitions of the M/T Doubtless and the M/T Spotless each require quarterly principal payments  ranging from approximately $847,000 to $1,089,000.  The advance for the acquisition of the M/T Faithful requires quarterly payments ranging from approximately $891,000 to $1,145,000. The advance for the acquisition of the M/T Vanguard requires quarterly payments ranging from approximately $915,000 to $1,176,000.

On June 16, 2006, the LLC also entered into four interest rate swap contracts with Fortis Bank (Nederland) N.V.  in order to fix the variable interest rate on the LLC’s non-recourse debt with regards to the Top Ships Vessels and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreements, the LLC has a fixed interest rate of 6.715% per year. The LLC accounts for these swap contracts as cash flow hedges and recognize the change in the fair value in other comprehensive (loss) income.

In connection with the acquisition of the Top Ships Vessels, the Top Ships Purchasers assumed junior non-recourse long-term debt obligations of approximately $10,000,000 with Top Ships, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard.  The junior non-recourse long-term debt obligations all mature on March 14, 2011 and do not accrue interest.  The LLC has recorded the junior non-recourse long-term debt at its net present value at June 16, 2006, which was approximately $8,778,000, and will impute interest at 2.75% per year, which is the rate of interest on similar junior long-term debt obligations that the LLC has. Top Ships has a second priority security interest in the Top Ships Vessels as security for the junior non-recourse long-term debt obligations. At December 31, 2008 and 2007, the outstanding balance of the senior and junior non-recourse long-term debt obligations related to the Top Ships Vessels was $52,423,000 and $67,668,000, respectively.

Aframax Product Tankers

In connection with the acquisition of the Teekay Vessels (See Note 5), the Teekay Purchasers entered into a non-recourse senior secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corp. (“Fortis Capital”) for approximately $66,660,000. Pursuant to the terms of the Teekay Loan Agreement, there were two advances of approximately $33,330,000 each for the acquisition of the Senang Spirit and the Sebarok Spirit, respectively. The LLC paid and capitalized approximately $880,000 in debt financing costs. The advances are both cross-collateralized, have a maturity date of April 11, 2012 and accrue interest at LIBOR plus 1.00% per year.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Non-Recourse Long-Term Debt - continued

The advances require monthly principal payments ranging from approximately $202,000 to $1,006,000.  On April 11, 2012, a balloon payment of approximately $18,800,000 is due.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. At December 31, 2008 and 2007, the outstanding balance of the non-recourse long-term debt obligations related to the Teekay Vessels was approximately $51,936,000 and $60,861,000, respectively.

On April 11, 2007, the LLC entered into two additional interest rate swap contracts with Fortis Bank (Nederland) N.V. in order to fix the variable interest rate on our non-recourse long-term debt with regards to the Teekay Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 6.125% per year. The LLC accounted for these swap contracts as cash flow hedges. For the year ended December 31, 2008, the LLC recorded hedge ineffectiveness in the amount of approximately $12,000, as a realized gain in the statements of operations.

Leasing Portfolio

The Leasing Portfolio had non-recourse long-term debt obligations, which accrued interest at rates ranging from 4.75% to 8.05% per year.  On May 19, 2008, the non-recourse long-term debt obligations of approximately $74,034,000 were assumed by U.S. Micro in conjunction with the sale of the Remaining Net Assets.

As of December 31, 2008 and 2007, the LLC had net debt financing costs of $630,598 and $1,149,691, respectively. For the years ended December 31, 2008, 2007 and 2006, the LLC recognized amortization expense of $532,882, $168,309 and $42,000, respectively.

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2008:

Years Ending December 31,
2009	$42,995,346
2010	55,161,059
2011	43,582,528
2012	21,710,700
$163,449,633

(9)	Revolving Line of Credit, Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), Fund Nine, and Fund Ten (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Revolving Line of Credit, Recourse - continued

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers were obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from CB&T’s prime rate plus 0.25% to CB&T’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market Rate (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer had to maintain a cash reserve.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to add Fund Twelve as a Borrower.

On May 1, 2008, the Borrowers entered into an additional loan modification agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. In addition, the quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility. The interest rate at December 31, 2008 was 3.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at December 31, 2008 and 2007. The Borrowers were also in compliance with the Contribution Agreement at December 31, 2008 and 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement as of such date.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and the LLC, respectively. On February 26, 2009, the LLC borrowed an additional $600,000 under the Facility.

(10)	Foreign Income Taxes

Some of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.

The components of loss before income taxes were:

	Years Ended December 31,
	2008	2007	2006
Non-taxable (1)	$(2,906,635)	$(337,323)	$(3,765,402)
Taxable (1)	(4,353,738)	62,557	(853,336)
Loss before income taxes	$(7,260,373)	$(274,766)	$(4,618,738)

(1) The distinction of the taxable and non-taxable activities were determined based on the locations of the taxing authorities.

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
Foreign national and provincial (benefit) provision	$(2,057,668)	$293,016	$2,709,662

Deferred:
Foreign national and provincial provision (benefit)	595,016	1,911,211	(2,631,794)

(Benefit) Provision for income taxes	$(1,462,652)	$2,204,227	$77,868

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(10)	Foreign Income Taxes - continued

During 2008, the LLC elected to carry back certain cumulative net operating losses to prior periods to recover income taxes paid for the year ended December 31, 2006, resulting in the recognition of a benefit of approximately $2,551,000. As of December 31, 2008, the LLC has a deferred tax asset of approximately $2,530,000 relating to net operating losses that are currently expected to expire starting in 2027 through 2028 and have a full valuation allowance. The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. The significant components of deferred tax assets consisted of the following at December 31, 2008 and 2007:

Deferred tax assets:	2008	2007
Current deferred tax assets
Reversal of reserve	$-	$15,446
Total current deferred tax assets	-	15,446

Non-current deferred tax assets
Leased equipment at cost, less accumulated depreciation	4,464,693	6,791,525
Unrealized taxable capital loss	125,106	265,548
Net operating loss carryforward, net of current portion	2,529,455	3,760,519
Total non-current deferred tax assets before valuation allowance	7,119,254	10,817,592
Valuation allowance	(2,529,455)	(2,716,674)
Total non-current deferred tax assets after valuation allowance	4,589,799	8,100,918
Total deferred tax assets	$4,589,799	$8,116,364

Non-current deferred tax liabilities:
Net investment in finance leases	(4,292,885)	(6,581,443)
Unrealized taxable capital gain	(90,813)	(571,326)
Total deferred tax liabilities	(4,383,698)	(7,152,769)
Net deferred tax assets	$206,101	$963,595

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows:

	2008	2007	2006
U.S. Federal statutory income tax rate	34.0%	34.0%	35.0%
Rate benefit for U.S. partnership operations	(34.0)%	(34.0)%	(35.0)%
Foreign taxes	(20.1)%	802.2%	1.7%

	(20.1)%	802.2%	1.7%

The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2008 periods.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(11)	Transactions with Related Parties

The LLC has agreements with its Manager and ICON Securities, whereby the LLC pays certain fees and reimbursements to these parties.  The Manager was entitled to receive an organizational and offering expense allowance of 3.5% on capital raised up to $50,000,000, 2.5% of capital raised between $50,000,001 to $100,000,000 and 1.5% of capital raised over $100,000,000.  ICON Securities was entitled to receive a 2% underwriting fee from the gross proceeds from sales of Shares.

In accordance with the terms of the LLC Agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager had assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to the Manager’s Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $334,071, $375,190 and $167,738 for the years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, the Manager’s interest in the LLC’s net loss was $57,977, $24,790 and $46,966 for the years ended December 31, 2008, 2007 and 2006, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(11)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows for the years ended December 31, 2008, 2007 and 2006:

Entity	Capacity	Description	2008	2007	2006
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$-	$1,095,103	$2,776,771
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	1,460,137	3,702,362
ICON Capital Corp.	Manager	Acquisition fees (2)	1,204,384	4,624,646	15,915,968
ICON Capital Corp.	Manager	Management fees (3)	5,110,375	6,662,395	4,076,873
ICON Capital Corp. and affiliate	Manager	Administrative fees (3)	3,586,973	5,423,388	5,877,044
Total fees paid to the Manager			$9,901,732	$19,265,669	$32,349,018

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Charged directly to operations.

At December 31, 2008 and 2007, the LLC had a net payable due to its Manager and affiliates that consisted primarily of accruals due to the Manager for acquisition fees, administrative expense reimbursements and management fees of $288,802 and $296,476, respectively.

(12)	Derivative Financial Instruments

Cash Flow Hedges

The LLC is exposed to interest rate risk on the floating-rate non-recourse long-term debt and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2008, the LLC had eight floating-to-fixed interest rate swaps that were designated as cash flow hedges with notional amounts of approximately $146,026,000. As of December 31, 2007, the LLC had six floating-to-fixed interest rate swaps that were designated as cash flow hedges with notional amounts of approximately $119,361,000.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive (loss) income and recognized contemporaneously with the earning effects of the hedged item. The fair value was determined using market prices and pricing models at December 31, 2008 and 2007.

At December 31, 2008, the LLC had eight floating-to-fixed interest rate swaps related to the Top Ships Vessels, the ZIM Vessels and the Teekay Vessels. The total unrealized loss recorded to accumulated other comprehensive (loss) income relating to the changes in fair value of these interest rate swaps was $6,432,813.

At December 31, 2007, the LLC had six floating-to-fixed interest rate swaps related to the Top Ships Vessels and the Teekay Vessels. The total unrealized loss recorded to an accumulated other comprehensive (loss) income relating to the changes in fair value of these interest rate swaps was $2,663,700.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(12)	Derivative Financial Instruments - continued

For the year ended December 31, 2008 and 2007, a gain of $339,000 and a loss of $257,672 were recorded in earnings representing hedge ineffectiveness. For the year ended December 31, 2006, the amounts recorded in earnings representing hedge ineffectiveness were not significant.  For the year ended December 31, 2008, the LLC recognized a loss of approximately $119,000 from the settlement of interest rate swaps. There were no unrelated gains or losses relating to these interest rate swaps. The LLC expects to transfer approximately $5,069,000 from accumulated other comprehensive (loss) income to earnings in the next 12 months.

Other Interest Rate Swaps

As of December 31, 2007, the LLC had three fixed-to-floating interest rate swaps relating to the ZIM Vessels outstanding with aggregate notional amounts of $69,500,000. No hedge designation was made for these swaps and the change in fair values of $1,782,307 and $1,203,273 for the years ended December 31, 2007 and 2006, respectively, was recorded as a loss on financial instruments. As discussed in Note 8, these swaps were terminated on April 28, 2008.

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

(13)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes accumulated unrealized loss on derivative financial instruments of $6,432,813 and $2,663,701 and accumulated unrealized income on currency translation adjustments of $157,534 and $7,777,042 for the years ended December 31, 2008 and 2007, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(14)	Fair Value of Financial Instruments

SFAS  No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157. See Note 2, Summary of Significant Accounting Policies.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$61,579	$-	$61,579

Liabilities:

Derivative Liabilities	$-	$9,257,854	$-	$9,257,854

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other assets and the derivative liabilities were recorded in interest rate swap contracts within the consolidated balance sheet.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(14)	Fair Value of Financial Instruments - continued

SFAS  No. 107

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of certain non-recourse notes payable, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	Carrying Amount	Fair Value
Mortgage note receivable	$12,722,006	$14,462,803

(15)	Share Repurchase

The LLC repurchased 603, 1,287, and 53 Shares for the years ended December 31, 2008, 2007 and 2006, respectively. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. Repurchased Shares are accounted for as a reduction of members' equity.

(16)	Concentrations of Risk

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 55.4% of rental and finance income. For the year ended December 31, 2007, the LLC had two lessees that accounted for approximately 36.1% of rental and finance income.  For the year ended December 31, 2006, the LLC had two lessees that accounted for approximately 31.7% of rental and finance income. No other lessees accounted for more than 10% of rental and finance income.

At December 31, 2008, the LLC had three lessees that accounted for approximately 63.6% of total assets and one lender that accounted for approximately 51.9% of total liabilities.

At December 31, 2007, the LLC had three lessees that accounted for approximately 50.1% of total assets and one lender that accounted for approximately 37.1% of total liabilities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(17)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and mortgage notes receivable are as follows:

	Year Ended December 31, 2008
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$27,283,234	$6,769,185	$3,512,451	$52,444,659	$90,009,529
Finance income	$2,461,206	$2,190,067	$-	$-	$4,651,273
Income from investments in joint ventures	$835,966	$-	$1,235,053	$-	$2,071,019

	At December 31, 2008
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$14,983,518	$16,500,915	$-	$-	$31,484,433
Leased equipment at cost, net	$65,898,284	$-	$10,347,519	$256,978,548	$333,224,351
Investments in joint ventures	$18,659,329	$-	$-	$-	$18,659,329
Mortgage notes receivable	$-	$12,722,006	$-	$-	$12,722,006

 (a) The LLC's vessels are chartered to three separate companies: four vessels are chartered to ZIM, four vessels are chartered to Top Ships and two vessels are chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(17)	Geographic Information - continued

	Year Ended December 31, 2007
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$30,904,439	$20,003,335	$3,598,437	$48,981,094	$103,487,305
Finance income	$2,410,419	$5,004,995	$-	$-	$7,415,414
Income (loss) from investments in joint ventures	$143,325	$-	$(62,823)	$-	$80,502

	At December 31, 2007
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$37,161,428	$62,360,997	$-	$-	$99,522,425
Leased equipment at cost, net	$79,942,124	$27,927,796	$14,874,054	$294,994,655	$417,738,629
Investments in joint ventures	$4,633,764	$-	$4,629	$-	$4,638,393
Equipment held for sale or lease, net	$1,147,750	$1,079,155	$-	$-	$2,226,905
Mortgage notes receivable	$-	$12,722,006	$-	$-	$12,722,006

 (a) The LLC's vessels are chartered to three separate companies: four vessels are chartered to ZIM, four vessels are chartered to Top Ships and two vessels are chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(18)	Selected Quarterly Financial Data

The following table is a summary of selected financial data by quarter:

		(unaudited)			Year ended
	Quarters Ended in 2008				December 31,
	March 31,	June 30,	September 30,	December 31,	2008
Total revenue	$30,204,703	$14,067,736	$20,980,849	$21,513,613	$86,766,901
Net (loss) income allocable to additional members	$(364,888)	$(5,333,498)	$1,313,247	$(1,354,605)	$(5,739,744)
Weighted average number of additional shares of
limited liability company interests outstanding	363,563	363,486	363,355	363,268	363,414
Net (loss) income per weighted average additional
share of limited liability company interest	$(1.00)	$(14.67)	$3.61	$(3.73)	$(15.79)

		(unaudited)			Year ended December 31, 2007
	Quarters Ended in 2007
	March 31,	June 30,	September 30,	December 31,
Total revenue	$26,873,569	$29,490,437	$29,405,530	$31,847,570	$117,617,106
Net (loss) income allocable to additional members	$(1,467,678)	$2,124,697	$(1,951,726)	$(1,159,496)	$(2,454,203)
Weighted average number of additional shares of
limited liability company interests outstanding	317,954	362,176	363,946	363,873	352,197
Net (loss) income per weighted average additional
share of limited liability company interest	$(4.62)	$5.87	$(5.36)	$(3.19)	$(6.97)

(19)	Commitments and Contingencies and Off-Balance Sheet Transactions

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

On November 25, 2008, the LLC, through ICON Northern Leasing, purchased the Notes and received an assignment of the MLSA.  The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $6,355,000.

On September 28, 2007 and December 10, 2007, the LLC completed its simultaneous acquisitions and leasing back of the machining and metal working equipment of W Forge, Scott, Gilco, General, and AMI.  Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General, and AMI, Fund Ten and Fund Twelve (together, with the LLC, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of W Forge, Scott, Gilco, General, and AMI) are cross-collateralized and cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU.  Each of the Participating Funds has also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment.  The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at December 31, 2008 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(20)	Income Tax Reconciliation (Unaudited)

At December 31, 2008 and 2007, the members’ capital accounts included in the consolidated financial statements totaled $210,185,781 and $261,223,876, respectively.  The members’ capital for federal income tax purposes at December 31, 2008 and 2007 totaled $277,243,722 and $342,665,956, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes and the differences in gain (loss) on the sales of equipment and portfolio, depreciation and amortization between financial reporting purposes and federal income tax purposes.

 The following table reconciles net loss for financial statement reporting purposes to the net (loss) income for federal income tax purposes for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net loss per consolidated financial statements	$(5,797,721)	$(2,478,993)	$(4,696,606)

Depreciation, amortization and impairments	(8,242,341)	2,165,886	12,841,270
Rental income	-	-	22,963,279
Deferred rental income	-	-	8,404,745
Finance income	(29,135,836)	9,129,723	(3,707,855)
Gain on sale of portfolio	26,261,885	-	-
Loss on sale of equipment	-	(2,795,099)	(6,125,959)
Other items	(2,952,423)	(2,949,089)	(3,958,057)

Net (loss) income for federal income tax purposes	$(19,866,436)	$3,072,428	$25,720,817

(21)	Subsequent Events

On January 26, 2009, the LLC sold the manufacturing equipment on lease to Gilco, which had a net book value of approximately $513,000, for approximately $593,000 and recognized a gain on the sale of approximately $80,000.

On February 2, 2009, the Participating Funds and MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU entered into an amended Forbearance Agreement with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule the LLC received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 20% of the outstanding stock of W Forge, at an exercise price of $.01 per share exercisable for a period of five years from the granting date.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. The LLC’s lease is not currently subject to this proceeding. Pliant has indicated that it will continue to operate in a business-as-usual manner during the restructuring process.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Deferred Tax			Other Charges	End
	of Year	Expenses	Asset		Deduction	Add (Deduct)	of Year

Valuation for deferred tax assets:

Year ended December 31, 2008
Valuation for deferred tax asset
(deducted from deferred tax asset)	$2,716,674	$-	$(187,219)		$-	$-	$2,529,455

Year ended December 31, 2007
Valuation for deferred tax asset
(deducted from deferred tax asset)	$-	$-	$2,716,674	(a)	$-	$-	$2,716,674

Year ended December 31, 2006
Valuation for deferred tax asset
(deducted from deferred tax asset)	$-	$-	$-		$-	$-	$-

(a) Management has determined that it is less than likely that the net operating loss from one of the LLC’s wholly-owned subsidiaries in Canada will be recovered.

Allowance for doubtful accounts:

Year ended December 31, 2008
Allowance for doubtful accounts
(deducted from accounts receivable)	$73,321	$-		$-	$(73,321)	$-		$-

Year ended December 31, 2007
Allowance for doubtful accounts
(deducted from accounts receivable)	$70,015	$-		$-	$-	$3,306	(c)	$73,321

Year ended December 31, 2006
Allowance for doubtful accounts
(charge to bad debt expense)	$-	$70,015	(b)	$-	$-	$-		$70,015

(b) Accounts determined to be uncollectible and charged to bad debt expense.
(c) currency translation adjustment

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Income Fund Ten, LLC (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ending December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “Manager”), the Manager of the Registrant (“Board of Directors”).  The audit reports of Hays on the consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Registrant’s two most recent fiscal years and through November 26, 2007, (i) there was no “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s manager:

In response, the Manager hired seven additional accounting staff members, two tax staff members, including a director of tax, and replaced the accounting management team over the past two years.  The most senior accountants are certified public accountants and/or have significant experience with public reporting entities and make up the accounting management team, including the Senior Vice President and Chief Financial Officer.  These accountants have more than 18, 17, 16 and 12 years, respectively, of experience with public reporting entities. The director of tax has more than 35 years of experience with public reporting entities.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007 is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ended December 31, 2007.  During the Registrant’s two most recent fiscal years and through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements and neither a written report was provided to the Registrant or oral advice was provided that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or (iii) a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A (T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2008, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits us to only provide management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Thomas W. Martin	55	Chairman and Director
Michael A. Reisner	38	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	36	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	36	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	40	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	57	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	36	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	50	Senior Vice President — Remarketing and Asset Management
Harry Giovani	34	Senior Vice President — Risk

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

Michael A. Reisner, Co-Chief Executive Officer, Co-President, and Director joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, and Director originally joined ICON in 1999 and was previously Executive Vice President, Chief Acquisitions Officer and Director.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca, has been Senior Vice President and Chief Financial Officer since May 2008. Mr. Branca originally joined ICON in January 2007 and was previously Senior Vice President – Accounting and Finance. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from 2006 to 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from 2003 to 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo, has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Risk, joined ICON in April 2008. Most recently, from 2007 to 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from 2004 to 2007, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2008, 2007 and 2006:

Entity	Capacity	Description	2008	2007	2006
ICON Capital Corp.	Manager	Organization and
		offering expenses	$-	$1,095,103	$2,776,771
ICON Securities Corp.	Managing broker-dealer	Underwriting fees	$-	$1,460,137	$3,702,362
ICON Capital Corp.	Manager	Acquisition fees	$1,204,384	$4,624,646	$15,915,968
ICON Capital Corp.	Manager	Management fees	$5,110,375	$6,662,395	$4,076,873
ICON Capital Corp.	Manager	Administrative fees	$3,586,973	$5,423,388	$5,877,044

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $334,071, $375,190 and $167,738 for the years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, our Manager’s interest in our net loss was $57,977, $24,790 and $46,966 for the years ended December 31, 2008, 2007 and 2006, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2009, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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
December 31, 2008

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2008 and 2007, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.  On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non-audit services rendered for the years ended December 31, 2008 and 2007:

Principal Audit Firm - Ernst & Young LLP
	2008	2007
Audit fees	$527,792	$516,661
Tax fees	81,500	70,600

	$609,292	$587,261

Predecessor Audit Firm - Hays & Company LLP
	2008	2007
Audit fees	$4,000	$110,450
Tax fees	-	13,721

	$4,000	$124,171

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

4.1    Amended and Restated Limited Liability Company Agreement of Registrant.  Exhibit A to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 29, 2006 (File No. 333-133730), is incorporated herein by reference.

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

10.3   Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated May 19, 2008).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 000-51916
ICON Capital Corp.
Manager of the Registrant

Date: March 31, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Manager of the Registrant

Date: March 31, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Thomas W. Martin
Thomas W. Martin
Chairman

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.  No Annual Report or proxy material has been sent to security holders.

96