Form 10-Q
period 2009-03-31
ICON Leasing Fund Eleven, LLC
filed 2009-05-15
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
            [ ] Yes     [ ] No

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
[  ] Yes  [x] No

Number of outstanding shares of limited liability company interests of the registrant on April 30, 2009 is 363,148.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$6,388,162	$7,670,929
Current portion of net investment in finance leases	8,606,916	7,576,361
Accounts receivable	2,594,642	1,787,007
Restricted cash	236,067	226,048
Other current assets	1,886,709	1,205,725

Total current assets	19,712,496	18,466,070

Non-current assets:
Net investment in finance leases, less current portion	21,827,304	23,908,072
Leased equipment at cost (less accumulated depreciation of
$134,047,727 and $120,637,537, respectively)	318,365,592	333,224,351
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	17,268,385	18,659,329
Deferred income taxes	62,280	206,101
Other non-current assets, net	817,367	992,230

Total non-current assets	371,062,934	389,712,089

Total Assets	$390,775,430	$408,178,159

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$43,181,217	$42,995,346
Interest rate swap contracts	8,337,151	9,257,854
Revolving line of credit, recourse	5,600,000	5,000,000
Deferred revenue	4,129,401	4,494,922
Due to Manager and affiliates	415,940	288,802
Income taxes payable	154,332	188,665
Accrued expenses and other liabilities	945,725	851,856

Total current liabilities	62,763,766	63,077,445

Non-current liabilities:
Non-recourse long-term debt, net of current portion	109,970,831	120,454,287

Total Liabilities	172,734,597	183,531,732

Commitments and contingencies (Note 13)

Equity:
Members' Equity :
Additional members	211,681,580	217,496,668
Manager	(1,093,734)	(1,035,608)
Accumulated other comprehensive loss	(5,972,299)	(6,275,279)

Total Members' Equity	204,615,547	210,185,781

Noncontrolling Interests	13,425,286	14,460,646

Total Equity	218,040,833	224,646,427

Total Liabilities and Equity	$390,775,430	$408,178,159

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Rental income	$19,757,260	$27,506,275
Finance income	715,149	1,911,039
Income from investments in joint ventures	678,032	78,465
Net gain on sales of new equipment	-	177,727
Net gain (loss) on sales of leased equipment	75,185	(227,049)
Interest and other income	799,645	758,246

Total revenue	22,025,271	30,204,703

Expenses:
Management fees - Manager	977,930	1,811,388
Administrative expense reimbursements - Manager	549,204	1,568,510
General and administrative	577,239	801,561
Interest	2,628,428	4,016,638
Depreciation and amortization	13,803,438	20,405,123
Loss on financial instruments	5,782	1,493,972

Total expenses	18,542,021	30,097,192

Income before income taxes	3,483,250	107,511

Provision for income taxes	388,116	27,671

Net income	3,095,134	79,840

Less: Net income attributable to noncontrolling interests	561,459	448,414

Net income (loss) attributable to Fund Eleven	$2,533,675	$(368,574)

Net income (loss) attributable to Fund Eleven allocable to:
Additional Members	$2,508,338	$(364,888)
Manager	25,337	(3,686)

	$2,533,675	$(368,574)

Weighted average number of additional shares of
limited liability company interests outstanding	363,188	363,563

Net income (loss) attributable to Fund Eleven per weighted
average additional share of limited liability company interests	$6.91	$(1.00)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of			Accumulated Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	363,256	$217,496,668	$(1,035,608)	$(6,275,279)	$210,185,781	$14,460,646	$224,646,427
Comprehensive income:
Net income	-	2,508,338	25,337	-	2,533,675	561,459	3,095,134
Change in valuation of interest rate swap contracts	-	-	-	1,064,686	1,064,686	-	1,064,686
Currency translation adjustments	-	-	-	(761,706)	(761,706)	-	(761,706)
Total comprehensive income	-	-	-	302,980	2,836,655	561,459	3,398,114
Repurchase of additional shares of limited liability company interests	(82)	(60,599)	-	-	(60,599)	-	(60,599)
Cash distributions to members and noncontrolling interests	-	(8,262,827)	(83,463)	-	(8,346,290)	(1,596,819)	(9,943,109)

Balance, March 31, 2009 (unaudited)	363,174	$211,681,580	$(1,093,734)	$(5,972,299)	$204,615,547	$13,425,286	$218,040,833

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,095,134	$79,840
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(3,026,000)	(3,502,983)
Finance income	(715,149)	(1,911,039)
Income from investments in joint ventures	(678,032)	(78,465)
Net gain on sales of new equipment	-	(177,727)
Net (gain) loss on sales of leased equipment	(75,185)	227,049
Depreciation and amortization	13,803,438	20,405,123
Interest expense on non-recourse financing paid directly to lenders by lessees	937,104	897,623
Interest expense from amortization of debt financing costs	76,777	66,782
Loss on financial instruments	5,782	1,493,972
Deferred tax provision (benefit)	140,054	(78,372)
Changes in operating assets and liabilities:
Collection of finance leases	1,709,196	10,972,321
Accounts receivable	(836,444)	(2,952,067)
Other assets, net	(75,108)	748,276
Payables, deferred revenue and other current liabilities	(837,576)	(8,985,953)
Due to/from Manager and affiliates	127,138	(183,066)
Distributions from joint ventures	678,032	105,406

Net cash provided by operating activities	14,329,161	17,126,720

Cash flows from investing activities:
Investments in leased assets	-	(10,665,849)
Proceeds from sales of new and leased equipment	580,832	4,707,677
Investment in note receivable	-	(164,822)
Change in restricted cash	(10,019)	371,885
Distributions received from joint ventures in excess of profits	1,390,944	198,611

Net cash provided by (used in) investing activities	1,961,757	(5,552,498)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	4,497,793
Repayments of non-recourse long-term debt	(8,130,000)	(18,858,036)
Proceeds from revolving line of credit, recourse	600,000	-
Repurchase of additional shares of limited liability company interests	(60,599)	(280,039)
Cash distributions to members	(8,346,290)	(8,355,679)
Distributions to noncontrolling interests	(1,596,819)	(1,270,385)

Net cash used in financing activities	(17,533,708)	(24,266,346)

Effects of exchange rates on cash and cash equivalents	(39,977)	(663,882)

Net decrease in cash and cash equivalents	(1,282,767)	(13,356,006)
Cash and cash equivalents, beginning of the period	7,670,929	42,339,549

Cash and cash equivalents, end of the period	$6,388,162	$28,983,543

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,559,472	$3,136,701

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$3,026,000	$3,502,983

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(1)	Organization

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2024, unless terminated sooner.

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the Manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period.

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

The LLC’s offering period ended on April 20, 2007 and its operating period commenced on April 21, 2007.

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
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policy.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

Effective January 1, 2009, as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, contractual payments are dependent upon the financial stability of the industry segments in which they operate.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the LLC on January 1, 2008. The LLC adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC was required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting ending after June 15, 2009, and shall be applied prospectively.  The Manager is currently evaluating the impact of FSP 157-4 on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

(3)	Leasing Portfolio

 On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink with predominantly large, investment grade quality lessees which were mainly comprised of information technology and technology-related equipment, including personal computers and client/server equipment that perform business-related functions such as database inquiries.  This equipment was leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees).  The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

The Leasing Portfolio was acquired, effective as of March 1, 2006, by the LLC from the Manager and ICON Canada, Inc., an affiliate of the Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000.  The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

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

On May 19, 2008, the LLC sold substantially all of the remaining net assets in the Leasing Portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third-party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  The LLC recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement.  As a result, the LLC recognized a net book loss of approximately $11,922,000 on the sale of the Remaining Net Assets during the year ended December 31, 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008
Minimum rents receivable	$31,641,008	$33,350,205
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	514,899	571,064
Unearned income	(4,791,982)	(5,507,131)

Net investment in finance leases	30,434,220	31,484,433

Less: Current portion of net investment in finance leases	8,606,916	7,576,361

Net investment in finance leases, less current portion	$21,827,304	$23,908,072

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

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008
Marine vessels
Container vessels	$142,500,324	$142,500,324
Handymax product tankers	115,097,430	115,097,430
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	55,750,720	57,199,289
Telecommunications equipment	48,266,213	48,266,213

	452,413,319	453,861,888
Less: Accumulated depreciation	(134,047,727)	(120,637,537)

	$318,365,592	$333,224,351

Depreciation expense was $13,697,280 and $20,146,142 for the three months ended March 31, 2009 and 2008, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(5)	Leased Equipment at Cost - continued

Manufacturing Equipment

On June 30, 2008, the LLC and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, formed ICON Pliant, LLC (“ICON Pliant”), which entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment for a purchase price of $12,115,000. On July 16, 2008, ICON Pliant completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The LLC and Fund Twelve have ownership interests in ICON Pliant of 55% and 45%, respectively. The LLC paid an acquisition fee to the Manager of approximately $363,000 in connection with this transaction. The lease expires on September 30, 2013.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. ICON Pliant’s lease is not currently subject to this proceeding. Pliant has indicated that it will continue to operate in a business-as-usual manner during the restructuring process, and to date have made all payments.

On April 24, 2008, the LLC, through its wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $6,348,000. The LLC paid an acquisition fee of approximately $190,000 to the Manager in connection with this transaction. The base lease term is 60 months and expires on June 30, 2013.

On September 28, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  The LLC paid acquisition fees to the Manager for W Forge, Scott, and Gilco of approximately $630,000, $18,000 and $18,000, respectively, in connection with these transactions.  The leases expires on December 31, 2012. On December 10, 2007, the LLC completed the acquisitions of and simultaneously leased back substantially all of the machining and metal working equipment of MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  The LLC paid acquisition fees to the Manager for General and AMI of approximately $12,000 and $51,000, respectively. The leases expires on December 31, 2012.

Simultaneously with the closing of the transactions for W Forge, Scott, Gilco, General and AMI, ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manger, and Fund Twelve (together with the LLC, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the respective funds purchased substantially all of the machining and metal working equipment of each subsidiary.  Each subsidiary’s obligations under its respective lease (including those of W Forge, Scott, Gilco, General and AMI) are cross-collateralized, cross-defaulted, and all subsidiaries’ obligations are guaranteed by MWU. Each of the Participating Funds has also entered into a credit support agreement pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. On June 9, 2008, the Participating Funds and IEMC Corp. (“IEMC”), a subsidiary of the Manager, entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain defaults under the lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 300 Shares of the capital stock of W Forge at an exercise price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008. On September 5, 2008, the Participating Funds and IEMC entered into a Forbearance Agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU to cure certain non-payment related defaults under its lease covenants with the LLC. The terms of the Forbearance Agreement include, among other things, additional collateral being pledged and the grant of a warrant for the purchase of 180 Shares of the capital stock of MWU at an exercise price of $0.01 per share, exercisable for a period of five years beginning September 5, 2008. As of March 31, 2009, the LLC’s proportionate share was 57.3% of the warrants issued for the capital stock of MWU. At March 31, 2009, the Manager determined the fair value of each of the W Forge and MWU warrants was $0.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(5)	Leased Equipment at Cost - continued

On January 26, 2009, the LLC sold the manufacturing equipment on lease to Gilco, which had a net book value of approximately $506,000, for approximately $581,000 and recognized a gain on the sale of approximately $75,000.

On February 2, 2009, the Participating Funds and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended Forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule the LLC received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 20% of the outstanding stock of W Forge, at an exercise price of $.01 per share exercisable for a period of five years from the grant date. At March 31, 2009, the Manager determined that the fair value of these warrants was $0.

On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON French Equipment”), entered into a purchase and sale agreement (the “Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Agreement, ICON French Equipment agreed to lease the equipment back to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $42,000 and paid an acquisition fee to the Manager of approximately $360,000 in connection with this transaction. The leases expire on March 30, 2012. On October 26, 2007, HSA and Groupe Henri Heuliez, the guarantor of the leases, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and Heuliez paid all amounts due under the lease through January 1, 2008.  As of February 1, 2008, ICON French Equipment entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and  Heuliez for the period beginning February 1, 2008 and ending June 30, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, Heuliez and Groupe Henri Heuliez. The terms of such plan include HSA and Heuliez making reduced payments to ICON French Equipment until January 31, 2009.  Beginning February 1, 2009, full payments under the lease resumed.  In addition, the leases were extended for an additional year. During the one year extension, HSA and Heuliez will make monthly payments to repay the shortfall resulting from the reduced payments that ICON French Equipment received between February 1, 2008 and January 31, 2009.  The lease remains in full force and effect.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(6)	Investments in Joint Ventures

ICON EAR, LLC

On December 11, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 45% and 55%, respectively. On December 28, 2007, ICON EAR completed the acquisition and simultaneously leased back semiconductor manufacturing equipment from EAR for a purchase price of $6,935,000, of which the LLC’s share was approximately $3,121,000. During June 2008, the LLC and Fund Twelve made additional contributions to ICON EAR, which were used to complete another acquisition from EAR and simultaneously leased back additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which the LLC’s share was approximately $3,958,000. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term for both acquisitions commenced on July 1, 2008 and expires on June 30, 2013. The LLC paid acquisition fees to the Manager of approximately $212,000 in connection with these transactions.

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC ("ICON Northern Leasing"), a joint venture among the LLC, Fund Ten and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA"), dated July 28, 2006. The LLC, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25%, and 52.75%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.

The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Notes was approximately $11,051,000 and its share of the acquisition fee paid to the Manager was approximately $332,000 in connection with this transaction.

(7)	Revolving Line of Credit, Recourse

The LLC and certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Twelve (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at March 31, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $6,785,000 at March 31, 2009. The balances of $1,185,000 and $5,600,000 were borrowed by Fund Eight B and the LLC, respectively. , The borrowing of $5,600,000 by the LLC includes a borrowing of $600,000 during the three months ended March 31, 2009. Subsequent to March 31, 2009, Fund Eight B repaid $100,000, which reduced Fund Eight B's outstanding loan balance to $1,085,000.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants. At March 31, 2009, the LLC was in compliance with all covenants.

(8)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three months ended March 31, 2009, the provision for income taxes was comprised of $248,062 in current taxes and $140,054 in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination from 2006 through 2008 periods.

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the financing amount of the LLC’s investments.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager had assigned its rights and obligations to provide the LLC with administrative services and collect reimbursement for those services relating to the Leasing Portfolio to the Manager’s Canadian affiliate, ICON Funding ULC, pursuant to a management agreement between the Manager and ICON Funding ULC.

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
March 31, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $83,463 for the three months ended March 31, 2009. The Manager’s interest in the net income (loss) attributable to the LLC for the three months ended March 31, 2009 and 2008 was $25,337 and $(3,686), respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$286,951
ICON Capital Corp.	Manager	Management fees (2)	977,930	1,811,388
ICON Capital Corp. and affiliate	Manager	Administrative fees (2)	549,204	1,568,510
Total fees paid to the Manager			$1,527,134	$3,666,849

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.

At March 31, 2009, the LLC had a payable of $415,940 due to the Manager and its affiliates that consisted primarily of an accrual due to the Manager for administrative expense reimbursements.

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, which established accounting and reporting standards for derivative financial instruments and SFAS No. 161, which the LLC adopted on January 1, 2009.  SFAS No. 133 requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (‘AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future business cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2009, the LLC had eight floating-to-fixed interest rate swaps relating to ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, Isomar Marine Company Limited, ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container, LLC and ICON European Container II, LLC designated as cash flow hedges with aggregate notional amounts of approximately $136,064,000. These interest rate swaps have maturity dates from November 19, 2010 to April 11, 2012.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same income statement line item as the impact of the hedged transaction. During the three months ended March 31, 2009, the LLC recorded no hedge ineffectiveness in earnings. At March 31, 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $5,368,000.

During the twelve months ended March 31, 2010, the LLC estimates that an additional $4,189,342 will be transferred from AOCI to interest expense.

Non-designated Derivatives

Warrants are the only derivatives that the LLC holds for purposes other than hedging.  All changes in the fair value of the warrants are recorded directly in earnings. As of March 31, 2009, the LLC had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount
Warrants	3	$55,798

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as the classification within the LLC’s consolidated balance sheet as follows as of March 31, 2009:

	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps		$-	Interest rate swap contracts	$8,337,151

Derivatives not designated as hedging instruments under SFAS 133:
Warrants	Other non-current assets	$55,798		$-

The table below presents the effect of the LLC’s derivative financial instruments under SFAS No. 133 designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2009:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest Rate Swaps	76,655	Interest Expense	(988,031)	Gain (Loss) on Financial Instruments	-

Total	$76,655		$(988,031)		$-

The table below presents the effect of the LLC’s derivative financial instruments not designated as hedging instruments under SFAS No. 133 on the consolidated statement of operations for the three months ended March 31, 2009:

Derivatives	Location of Derivative Gain (Loss)	Gain (Loss) Recognized

Warrants	Gain (Loss) on Financial Instruments	$(5,782)

Total		$(5,782)

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

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

As of March 31, 2009, the fair value of the derivatives in a liability position related to these agreements was $8,569,381. In the event that the LLC breaches any of these provisions it would be required to settle its obligations under the agreements at their termination value of $8,569,381.

(11)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at March 31, 2009 includes unrealized losses on derivative financial instruments and currency translation adjustments of $5,368,127 and $604,172, respectively, at March 31, 2009 and accumulated (loss) income on derivative financial instruments and currency translation adjustments of $(6,432,813) and $157,534, respectively, at December 31, 2008.

(12)	Fair Value of Financial Instruments

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(12)	Fair Value of Financial Instruments - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Warrants	$-	$55,798	$-	$55,798

Liabilities:

Derivative Liabilities	$-	$8,337,151	$-	$8,337,151

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

(13)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at March 31, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(14)	Subsequent Events

On April 8, 2009, the LLC completed a partial sale of the manufacturing equipment owned by ICON EAR II, which had a net book value of approximately $883,000, for approximately $967,000 and recognized a gain on the sale of approximately $84,000.

On April 15, 2009, Groupe Henri Heuliez, HSA and Heuliez filed for “Redressment Judiciare”, a proceeding similar to Chapter 11 reorganization under the U.S. Bankruptcy Code. At this time it is not possible to determine the effect of the filing on ICON French Equipment’s ability to collect the remaining rental payments due under the leases.

On April 28, 2009, the LLC and W Forge entered into an amended lease agreement that will allow W Forge to make reduced rental payments between December 1, 2008 and December 31, 2009. From January 1, 2010 until December 31, 2012, W Forge will make higher monthly rental payments to repay the shortfall resulting from the reduced payments. The lease remains in full force and effect.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Eleven, LLC and its consolidated subsidiaries (“Fund Eleven”).

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

Overview

We operate as an equipment leasing program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third parties, providing equipment and other financing and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our manager is ICON Capital Corp. (our “Manager”), a Delaware Corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited liability company agreement (“LLC Agreement”).

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

Recent Significant Transactions

We entered into the following recent significant transactions during the three months ended March 31, 2009:

•
On January 26, 2009, we sold the manufacturing equipment on lease to MW Gilco, LLC (“Gilco”), which had a net book value of approximately $506,000, for approximately $581,000 and recognized a gain on the sale of approximately $75,000.

•
On February 2, 2009, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), funds also managed by our Manager (together with us, the “Participating Funds”) and IEMC Corp., a subsidiary of our Manager, entered into an amended Forbearance agreement with MW Universal, Inc. (“MWU”) , W Forge Holdings Inc. (“W Forge”), MW Scott, Inc., Gilco, MW General, Inc., AMI Manchester, LLC and four other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 20% of the outstanding stock of W Forge, at an exercise price of $.01 per share exercisable for a period of five years from the grant date.

•
On February 11, 2009, Pliant Corporation (“Pliant”) commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high yield debt.  In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield debt creditors.  ICON Pliant, LLC’s (“ICON Pliant”) lease is not currently subject to this proceeding, which, if finalized as planned, we anticipate will benefit us. Pliant has indicated that it will continue to operate in a business-as-usual manner during the restructuring process, and in fact is making all payments.

Other Significant Transactions

•
On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation, which was based in Mississauga, Ontario, Canada.  The Leasing Portfolio was acquired by us from our Manager and ICON Canada, Inc., an affiliate of our Manager. On May 19, 2008, we sold substantially all of our net assets in the Leasing Portfolio (“Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  We recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000 less an insignificant intercompany settlement. As a result, we recognized a net book loss of approximately $11,922,000 from the sale of the Remaining Net Assets during the year ended December 31, 2008.

•
On November 25, 2008, ICON Northern Leasing, LLC ("ICON Northern Leasing"), a joint venture among us, Fund Ten and Fund Twelve, purchased four promissory notes (the “Notes”) and received an assignment of the underlying Master Loan and Security Agreement (the "MLSA"), dated July 28, 2006. We, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25%, and 52.75%, respectively. The aggregate purchase price for the Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Notes are secured by an underlying pool of leases for credit card machines and Northern Leasing Systems, Inc., the originator and servicer of the Notes, provided a limited guaranty of the MLSA for payment deficiencies up to approximately $5,748,000. The Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Notes was approximately $11,051,000 and our share of the acquisition fee paid to our Manager was approximately $332,000 in connection with this transaction.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we were required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value. FSP 157-4 is effective for interim and annual reporting ending after June 15, 2009, and shall be applied prospectively. Our Manager is currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

Results of Operations for the Three Months Ended March 31, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Rental income	$19,757,260	$27,506,275	$(7,749,015)
Finance income	715,149	1,911,039	(1,195,890)
Income from investments in joint ventures	678,032	78,465	599,567
Net gain on sales of new equipment	-	177,727	(177,727)
Net gain (loss) on sales of leased equipment	75,185	(227,049)	302,234
Interest and other income	799,645	758,246	41,399

Total revenue	$22,025,271	$30,204,703	$(8,179,432)

Total revenue for the 2009 Quarter decreased $8,179,432, or 27.1%, as compared to the 2008 Quarter. The decrease in total revenue was primarily due to the sale of the Remaining Net Assets. The decrease in rental income was the result of (i) the sale of the Remaining Net Assets, (ii) a twelve-month extension of the lease for manufacturing equipment owned by ICON French Equipment I, LLC (“ICON French Equipment”) and (iii) the amendment of the lease with W Forge that accounted for a cumulative decrease of approximately $9,333,000. These decreases were partially offset by an increase in rental income of approximately $1,584,000 related to (i) the manufacturing equipment owned by ICON EAR II, LLC (“ICON EAR II”), which was acquired in April 2008, (ii) the telecommunications equipment owned by ICON Global Crossing III, LLC (“ICON Global Crossing III”), which was acquired in June 2008 and (iii) the manufacturing equipment owned by ICON Pliant, which was acquired in June 2008. The decrease in finance income was largely attributable to the sale of the Remaining Net Assets, which accounted for approximately $1,199,000 of the decrease in finance income. The decrease was partially offset by an increase in finance income of approximately $149,000 related to the telecommunications equipment owned by ICON Global Crossing III, which was acquired in September 2008. The decrease in total revenue was partially offset by an increase in income from investments in joint ventures and a net gain on the sale of leased equipment during the 2009 Quarter as compared with the net loss recognized on the sale of new and leased equipment recognized during the 2008 Quarter. The increase in income from investments in joint ventures was primarily due to approximately $573,000 of income generated from our investments in ICON Northern Leasing and ICON EAR, LLC (“ICON EAR”). The net gain recognized during the 2009 Quarter was a result of the sale of our lease with Gilco for approximately $75,000. The net loss on the sale of new and leased equipment recognized during the 2008 Quarter resulted from the operations of the Leasing Portfolio.

Expenses for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Management fees - Manager	$977,930	$1,811,388	$(833,458)
Administrative expense reimbursements - Manager	549,204	1,568,510	(1,019,306)
General and administrative	577,239	801,561	(224,322)
Interest	2,628,428	4,016,638	(1,388,210)
Depreciation and amortization	13,803,438	20,405,123	(6,601,685)
Loss on financial instruments	5,782	1,493,972	(1,488,190)

Total expenses	$18,542,021	$30,097,192	$(11,555,171)

Total expenses for the 2009 Quarter decreased $11,555,171, or 38.4%, as compared to the 2008 Quarter. The decrease was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in expenses and a decrease in the loss on financial instruments recognized in the 2009 Quarter. The decrease in depreciation and amortization expense was largely attributable to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $7,464,000 in depreciation and amortization expense. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $1,006,000 related to (i) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (ii) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008, and (iii) the manufacturing equipment owned by ICON Pliant, which was acquired in June 2008. The decrease in interest expense was due to the continued repayment of our non-recourse debt as well as the transfer of all of the non-recourse debt outstanding related to and in connection with the sale of the Remaining Net Assets.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2009 Quarter, the provision for income taxes was comprised of $248,062 in current taxes and $140,054 in deferred taxes.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter increased $113,045 as compared to the 2008 Quarter. The increase in the net income attributable to noncontrolling interests was primarily due to our joint venture with Fund Twelve in ICON Pliant that commenced during June 2008.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, the net income (loss) attributable to Fund Eleven for the 2009 Quarter and 2008 Quarter was $2,533,675 and $(368,574), respectively. The net income (loss) attributable to Fund Eleven per weighted average additional share of limited liability company interests for the 2009 Quarter and 2008 Quarter was $6.91 and $(1.00), respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2009, compared to December 31, 2008.

Total Assets

Total assets decreased $17,402,729, from $408,178,159 at December 31, 2008 to $390,775,430 at March 31, 2009.  The decrease was primarily due to (i) approximately $13,697,000 of continued depreciation of our leased equipment, (ii) approximately $8,263,000 of cash distributions to our additional members and (iii) approximately $8,130,000 of cash repayments of non-recourse debt. These decreases were partially offset by an increase of approximately $15,583,000 for the collection of rental payments from our operating leases.

Current Assets

Current assets increased $1,246,426, from $18,466,070 at December 31, 2008 to $19,712,496 at March 31, 2009.  The increase was primarily due to (i) accrued interest receivable on our mortgage note receivable, (ii) unbilled receivables classified in other current assets relating to the amendment of our lease with W Forge and (iii) the collection of rental payments from our operating leases. These increases were partially offset by cash paid for (i) distributions made to our additional members, (ii) cash repayment of non-recourse debt and (iii) interest accrued on our non-recourse debt.

Total Liabilities

Total liabilities decreased $10,797,135, from $183,531,732 at December 31, 2008 to $172,734,597 at March 31, 2009. The decrease was primarily due to approximately $10,298,000 of scheduled repayments of our non-recourse debt.

Current Liabilities

Current liabilities decreased $313,679, from $63,077,445 at December 31, 2008 to $62,763,766 at March 31, 2009. The decrease was primarily due to a decline of approximately $921,000 in the value of our interest rate swap contracts, partially offset by $600,000 in loan proceeds from our revolving line of credit.

Equity

Equity decreased $6,605,594, from $224,646,427 at December 31, 2008 to $218,040,833 at March 31, 2009. The decrease was primarily due to distributions to our members and the noncontrolling interests, partially offset by net income recorded during the 2009 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $6,388,162 and $7,670,929, respectively. During our operating period, our main source of cash has been from and will continue to be from operating activities. Our main use of cash during our operating period has been in and will continue to be in investing and financing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2009, the cash reserve is $1,825,993.

Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31,
	2009	2008

Net cash provided by (used in)

Operating activities	$14,329,161	$17,126,720
Investing activities	1,961,757	(5,552,498)
Financing activities	(17,533,708)	(24,266,346)
Effects of exchange rates on cash and cash equivalents	(39,977)	(663,882)

Net decrease in cash and cash equivalents	$(1,282,767)	$(13,356,006)

Note: See the Consolidated Statements of Cash Flows included in Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $2,797,559 from $17,126,720 in the 2008 Quarter to $14,329,161 in the 2009 Quarter.  The decrease was primarily due to the sale of the Remaining Net Assets (primarily a reduction in the collection of rental and finance lease payments). This decrease was partially offset by an increase in the collection of rental and finance lease payments. The increased collection of rental and finance lease payments related to the acquisition of leased equipment by ICON Global Crossing III, ICON EAR II and ICON Pliant.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $3,306,397 from $5,278,173 in the 2008 Quarter to $1,971,776 in the 2009 Quarter. This decrease was primarily due to a decline in the amount of proceeds we received from sales of equipment, partially offset by an increase in the distributions we received from our joint ventures. The decline in the amount of proceeds we received from sales of equipment resulted from our sale of the Remaining Net Assets in May 2008, which was our source of sales proceeds from the sale of new and leased equipment. The increase in distributions we received from joint ventures was due to our investment in ICON EAR and ICON Northern Leasing.

Uses of Cash

Uses of cash from investing activities decreased $10,820,652 from $10,830,671 in the 2008 Quarter to $10,019 in the 2009 Quarter. The decrease was primarily due to the sale of the Remaining Net Assets in May 2008, as no new investments in leased equipment were made during the 2009 Quarter.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $3,897,793 from $4,497,793 in the 2008 Quarter to $600,000 in the 2009 Quarter. The decrease was related to a decrease in proceeds from non-recourse debt related to the sale of the Remaining Net Assets in May 2008. This reduction was partially offset by loan proceeds from our revolving line of credit.

Uses of Cash

Uses of cash from financing activities decreased $10,630,431 from $28,764,139 in the 2008 Quarter to $18,133,708 in the 2009 Quarter. The decrease was primarily due to a decrease in the amount of our repayment of non-recourse debt obligations due to the sale of the Remaining Net Assets and the related non-recourse debt obligations.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ended December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, repayment of our revolving line of credit, distributions to our members, general and administrative expenses, new investment opportunities, management fees, and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit has $23,215,000 available as of March 31, 2009 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2009 of $153,152,048. The majority of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $83,463, $8,262,827 and $1,596,819, respectively, for the three months ended March 31, 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

 At March 31, 2009, we had non-recourse debt obligations. The lender has a security interest in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2009, our outstanding non-recourse long-term indebtedness was $153,152,048. We had borrowings outstanding of $5,600,000 under our revolving line of credit at March 31, 2009.

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement. No amounts were accrued at March 31, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

Off-Balance Sheet Transactions

None.

Subsequent Events

On April 8, 2009, we completed a partial sale of the manufacturing equipment owned by ICON EAR II, which had a net book value of approximately $883,000, for approximately $967,000 and recognized a gain on the sale of approximately $84,000.

On April 15, 2009, Groupe Henri Heuliez, Heuliez SA and Heuliez Investissements SNC filed for “Redressment Judiciare”, a proceeding similar to Chapter 11 reorganization under the U.S. Bankruptcy Code. At this time it is not possible to determine the effect of the filing on ICON French Equipment’s ability to collect the remaining rental payments due under the leases.

On April 28, 2009, we entered into an amended lease agreement with W Forge that will allow W Forge to make reduced rental payments between December 1, 2008 and December 31, 2009. From January 1, 2010 until December 31, 2012, W Forge will make higher monthly rental payments to repay the shortfall resulting from the reduced payments. The lease remains in full force and effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk sensitive instruments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings are currently pending against us or against any of our assets.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 82 shares of limited liability company interests (“Shares”) during the 2009 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases:

	Total Number of	Price Paid
	Shares Repurchased	Per Share
January 1, 2009 through January 31, 2009	82	$739.01
February 1, 2009 through February 28, 2009	-	$-
March 1, 2009 through March 31, 2009	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of Registrant.  Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on February 15, 2005 (File No. 333-121790), is incorporated herein by reference.

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

May 14, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 14, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 May 14, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

32