Form 10-Q
period 2009-06-30
ICON Leasing Fund Eleven, LLC
filed 2009-08-14
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on July 31, 2009 is 363,119.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

Assets

	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$3,832,875	$7,670,929
Current portion of net investment in finance leases	9,482,860	7,576,361
Deferred time charter expense	4,950,314	-
Accounts receivable	3,818,893	1,787,007
Restricted cash	4,085,971	226,048
Other current assets	2,437,084	1,205,725

Total current assets	28,607,997	18,466,070

Non-current assets:
Net investment in finance leases, less current portion	19,667,728	23,908,072
Leased equipment at cost (less accumulated depreciation of
$149,348,339 and $120,637,537, respectively)	304,206,585	333,224,351
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	15,831,399	18,659,329
Deferred income taxes	621,770	206,101
Other non-current assets, net	845,697	992,230

Total non-current assets	353,895,185	389,712,089

Total Assets	$382,503,182	$408,178,159

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$33,034,447	$42,995,346
Derivative instruments	6,537,744	9,257,854
Revolving line of credit, recourse	7,260,000	5,000,000
Deferred revenue	3,108,315	4,494,922
Due to Manager and affiliates	487,679	288,802
Income taxes payable	59,817	188,665
Accrued expenses and other liabilities	2,168,848	851,856

Total current liabilities	52,656,850	63,077,445

Non-current liabilities:
Non-recourse long-term debt, net of current portion	91,572,424	120,454,287

Total Liabilities	144,229,274	183,531,732

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional members	230,335,860	217,496,668
Manager	(905,105)	(1,035,608)
Accumulated other comprehensive loss	(3,495,466)	(6,275,279)

Total Members' Equity	225,935,289	210,185,781

Noncontrolling Interests	12,338,619	14,460,646

Total Equity	238,273,908	224,646,427

Total Liabilities and Equity	$382,503,182	$408,178,159

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Rental income	$19,221,569	$22,714,161	$38,978,829	$50,220,436
Time charter revenue	300,961	-	300,961	-
Finance income	663,448	1,318,469	1,378,597	3,229,508
Income from investments in joint ventures	608,264	1,315,520	1,286,296	1,393,985
Net gain on sales of new equipment	-	100,355	75,185	278,082
Net loss on sales of leased equipment	-	(493,336)	-	(720,385)
Net loss on sale of portfolio	-	(11,649,797)	-	(11,649,797)
Net gain on lease termination	26,138,416	-	26,138,416	-
Interest and other income	845,382	762,364	1,645,027	1,520,610

Total revenue	47,778,040	14,067,736	69,803,311	44,272,439

Expenses:
Management fees - Manager	1,037,758	1,367,798	2,015,688	3,179,186
Administrative expense reimbursements - Manager	736,270	1,041,373	1,285,474	2,609,883
General and administrative	620,622	1,240,035	1,197,861	2,041,596
Vessel operating expense	313,865	-	313,865	-
Interest	2,698,045	2,779,456	5,326,473	6,796,094
Depreciation and amortization	15,209,329	16,974,589	29,012,767	37,379,712
(Gain) loss on financial instruments	(27,765)	(1,303,652)	(21,983)	190,320

Total expenses	20,588,124	22,099,599	39,130,145	52,196,791

Income (loss) before income taxes	27,189,916	(8,031,863)	30,673,166	(7,924,352)

Benefit for income taxes	(513,734)	(3,072,525)	(125,618)	(3,044,854)

Net income (loss)	27,703,650	(4,959,338)	30,798,784	(4,879,498)

Less: Net income attributable to noncontrolling interests	495,436	428,034	1,056,895	876,448

Net income (loss) attributable to Fund Eleven	$27,208,214	$(5,387,372)	$29,741,889	$(5,755,946)

Net income (loss) attributable to Fund Eleven allocable to:
Additional Members	$26,936,132	$(5,333,498)	$29,444,470	$(5,698,387)
Manager	272,082	(53,874)	297,419	(57,559)

	$27,208,214	$(5,387,372)	$29,741,889	$(5,755,946)

Weighted average number of additional shares of
limited liability company interests outstanding	363,152	363,486	363,170	363,518

Net income (loss) attributable to Fund Eleven per weighted
average additional share of limited liability company interests	$74.17	$(14.67)	$81.08	$(15.68)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity
(unaudited)

	Members' Equity

	Additional Shares of			Accumulated Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	363,256	$217,496,668	$(1,035,608)	$(6,275,279)	$210,185,781	$14,460,646	$224,646,427
Comprehensive income:
Net income	-	2,508,338	25,337	-	2,533,675	561,459	3,095,134
Change in valuation of derivative instruments	-	-	-	1,064,686	1,064,686	-	1,064,686
Currency translation adjustments	-	-	-	(761,706)	(761,706)	-	(761,706)
Total comprehensive income	-	-	-	302,980	2,836,655	561,459	3,398,114
Shares of limited liability company interests redeemed	(82)	(60,599)	-	-	(60,599)	-	(60,599)
Cash distributions to members and noncontrolling interests	-	(8,262,827)	(83,463)	-	(8,346,290)	(1,596,819)	(9,943,109)

Balance, March 31, 2009	363,174	211,681,580	(1,093,734)	(5,972,299)	204,615,547	13,425,286	218,040,833

Comprehensive income:
Net income	-	26,936,132	272,082	-	27,208,214	495,436	27,703,650
Change in valuation of derivative instruments	-	-	-	1,783,051	1,783,051	-	1,783,051
Currency translation adjustments	-	-	-	693,782	693,782	-	693,782
Total comprehensive income	-	-	-	2,476,833	29,685,047	495,436	30,180,483
Shares of limited liability company interests redeemed	(27)	(20,048)	-	-	(20,048)	-	(20,048)
Cash distributions to members and noncontrolling interests	-	(8,261,804)	(83,453)	-	(8,345,257)	(1,582,103)	(9,927,360)

Balance, June 30, 2009	363,147	$230,335,860	$(905,105)	$(3,495,466)	$225,935,289	$12,338,619	$238,273,908

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$30,798,784	$(4,879,498)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(6,120,000)	(6,710,051)
Finance income	(1,378,597)	(3,229,508)
Income from investments in joint ventures	(1,286,296)	(1,393,985)
Net gain on sales of new equipment	-	(278,082)
Net (gain) loss on sales of leased equipment	(75,185)	720,385
Net gain on lease termination	(14,624,054)	-
Net loss on sale of portfolio	-	11,649,797
Depreciation and amortization	29,012,767	37,379,712
Amortization of deferred time charter expense	126,041	-
Interest expense on non-recourse financing paid directly to lenders by lessees	2,112,352	1,774,012
Interest expense from amortization of debt financing costs	149,384	186,422
(Gain) loss on financial instruments	(430,983)	193,378
Deferred tax benefit	(385,797)	(532,813)
Changes in operating assets and liabilities:
Collection of finance leases	3,602,669	15,290,420
Accounts receivable	(2,023,275)	(2,005,122)
Other assets, net	(245,507)	(3,366,564)
Payables, deferred revenue and other current liabilities	(1,561,120)	(8,605,806)
Due to/from Manager and affiliates	229,033	638,007
Distributions from joint ventures	1,286,296	213,469

Net cash provided by operating activities	39,186,512	37,044,173

Cash flows from investing activities:
Investments in equipment subject to lease	-	(27,923,361)
Proceeds from sales of new and leased equipment	580,832	7,315,211
Proceeds from sale of portfolio	-	7,588,206
Investment in financing facility	-	(164,822)
Investments in joint ventures	-	(4,056,373)
Change in restricted cash	(3,859,923)	447,294
Distributions received from joint ventures in excess of profits	2,827,930	398,017

Net cash used in investing activities	(451,161)	(16,395,828)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	14,534,777
Repayments of non-recourse long-term debt	(24,850,000)	(35,468,853)
Proceeds from revolving line of credit, recourse	2,260,000	-
Repurchase of additional shares of limited liability company interests	(80,647)	(311,831)
Cash distributions to members	(16,691,547)	(16,708,369)
Distributions to noncontrolling interests	(3,178,922)	(2,515,072)

Net cash used in financing activities	(42,541,116)	(40,469,348)

Effects of exchange rates on cash and cash equivalents	(32,289)	44,866

Net decrease in cash and cash equivalents	(3,838,054)	(19,776,137)
Cash and cash equivalents, beginning of the period	7,670,929	42,339,549

Cash and cash equivalents, end of the period	$3,832,875	$22,563,412

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,932,098	$5,112,397

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$6,120,000	$6,596,983

Transfer of non-recourse debt in connection with the
sale of a leasing portfolio	$-	$73,187,369

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases and other financing transactions; (ii) makes monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period. The LLC’s offering period ended on April 20, 2007 and its operating period commenced on April 21, 2007.

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”).  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into pursuant to the terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year. The Manager has evaluated all subsequent events through August 14, 2009, the date the financial statements were issued.

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

Effective January 1, 2009, as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, noncontrolling interests are reported as a separate component of consolidated equity and income attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

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

Restricted cash consists primarily of proceeds received for (i) costs associated with repairs, upgrades and surveys of certain Handymax product tankers and (ii) the disposal of equipment that can be replaced with similar equipment before end of lease term, as well as the holdback of amounts for tax obligations in Norway.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC provides financing to third parties, generally in the form of leases and loans. With respect to leases of equipment, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. Loans are typically classified as notes receivable.

For finance leases and notes receivable, the LLC records finance and interest income, respectively, on the consolidated statement of operations using the effective interest rate method, which results in a constant rate of return over the term of the lease. For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

For time charters, the LLC recognizes revenue ratably over the rental periods of such charters, as service is performed. Profit sharing represents the excess between an agreed daily time charter rate and the actual time charter rate earned in connection with the time charter for each vessel, which is settled and recorded on a monthly basis. Vessel operating expenses are accounted for on the accrual basis. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

The recognition of revenue may be suspended when deemed appropriate by the Manager in accordance with our policy on doubtful accounts.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 8 years to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, it determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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

Vessels are stated at cost. Expenditures subsequent to acquisition for conversions and major improvements are capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in the consolidated statements of operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Inventory

Inventories consist of bunkers, lubricants and consumable stores which are stated at the lower of cost or market. Cost, which consists of the purchase price, is determined by the first in, first out method.

Dry-Docking Costs

All dry-docking costs are accounted for under the direct expense method, under which they are expensed as incurred and are reflected separately in the consolidated statements of operations.

Notes Receivable

Notes receivable are reported on the consolidated balance sheet at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets. Unearned income, discounts and premiums are amortized to income using the effective interest method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

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

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss.

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
June 30, 2009
(unaudited)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the LLC on January 1, 2008. The LLC adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The LLC adopted FSP 157-4 during the second quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” (“SFAS No. 107”). Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009. The LLC adopted FSP 107-1/APB 28-1 during the second quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on the LLC’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The LLC adopted SFAS No. 165 during the second quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on the LLC’s consolidated financial statements.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008
Minimum rents receivable	$29,747,536	$33,350,205
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	461,291	571,064
Unearned income	(4,128,534)	(5,507,131)

Net investment in finance leases	29,150,588	31,484,433

Less: Current portion of net investment in finance leases	9,482,860	7,576,361

Net investment in finance leases, less current portion	$19,667,728	$23,908,072

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008
Marine vessels
Container vessels	$142,500,324	$142,500,324
Handymax product tankers	115,097,430	115,097,430
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	56,892,325	57,199,289
Telecommunications equipment	48,266,213	48,266,213

	453,554,924	453,861,888
Less: Accumulated depreciation	(149,348,339)	(120,637,537)

	$304,206,585	$333,224,351

Depreciation expense was $15,105,729 and $16,794,157 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $28,803,009 and $36,935,338 for the six months ended June 30, 2009 and 2008, respectively.

Marine Vessels

Handymax Product Tankers

On June 24, 2009, the LLC, through its wholly owned subsidiaries, terminated the bareboat charter it had with a subsidiary of Top Ships, Inc. (“Top Ships”) per the request of Top Ships (the “Bareboat Charter Termination”). As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used by the LLC to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”), (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the LLC was assigned the rights to the underlying time charter for each bareboat charter. The time charters expire at various dates ranging from January 2010 to May 2010. In connection with the assumed time charters, the LLC recorded a deferred time charter expense of approximately $5,076,000, representing the portion of the time charter that is above current market rates. The deferred time charter expense is included in the accompanying consolidated balance sheet at June 30, 2009. The deferred time charter expense will be amortized over the remaining term of the underlying time charters using the straight-line method. As a result, the LLC recorded a gain on lease termination of approximately $26,138,000 for the three months ended June 30, 2009.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

In connection with the Bareboat Charter Termination, the LLC assumed full responsibility of the management of the Top Ships Vessels from Top Ships. Simultaneously with the Bareboat Charter Termination, the LLC entered into a consulting and services agreement with Empire Navigational, Inc. (“Empire”) to manage all of the Top Ships Vessels. The LLC agreed to pay Empire a fee to manage the Top Ships Vessels and pay any costs incurred from the operation of the vessels. In addition, the LLC terminated a first priority non-recourse secured loan (the “Fortis Loan”) with Fortis Bank NV/SA (“Fortis”) and entered into a new two-year non-recourse long-term loan with Fortis (the “New Fortis Loan”) for $26,500,000. In addition, the LLC terminated the four interest rate swap contracts (“Original Swap Contracts”) and simultaneously entered into a new interest rate swap contract with Fortis Bank (Nederland) N.V. (see Note 5).

Manufacturing Equipment

On January 26, 2009, the LLC sold the manufacturing equipment on lease to MW Gilco, LLC (“Gilco”), which had a net book value of approximately $506,000, for approximately $581,000 and recognized a gain on the sale of approximately $75,000 during the six months ended June 30, 2009.

On February 2, 2009, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), two entities also managed by the Manager (together, with the LLC, the “Participating Funds”) and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended Forbearance agreement with MW Universal, Inc. (“MWU”), W Forge Holdings, Inc. (“W  Forge”), MW Scott, Inc. (“Scott”), Gilco, MW General, Inc. (“General”), AMI Manchester, LLC (“AMI”) and four other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, the LLC received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 20% of the outstanding stock of W Forge, at an exercise price of $.01 per share exercisable for a period of five years from the grant date. At June 30, 2009, the Manager determined the fair value of the W Forge warrants was $0.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(5)	Non-Recourse Long-Term Debt

	June 30,
	2009	December 31,
	(unaudited)	2008

ICON European Container, LLC	$21,520,000	$25,850,000
ICON European Container II, LLC	29,220,000	33,240,000
ICON Senang, LLC	23,683,435	25,968,202
ICON Sebarok, LLC	23,683,436	25,968,202
ICON Doubtless, LLC	6,625,000	12,688,471
ICON Spotless, LLC	6,625,000	12,688,471
ICON Faithful, LLC	6,625,000	13,348,285
Isomar Marine Company Limited	6,625,000	13,698,002

Total non-recourse long-term debt	124,606,871	163,449,633

Less: Current portion of non-recourse long-term debt	33,034,447	42,995,346

Total non-recourse long-term debt, less current portion	$91,572,424	$120,454,287

In connection with the Bareboat Charter Termination, the LLC prepaid $8,500,000 of the outstanding senior non-recourse long-term debt, which reduced the outstanding balance to $26,500,000. Simultaneously, the LLC terminated the Fortis Loan and entered into the New Fortis Loan for $26,500,000. The New Fortis Loan cross-collateralizes the Top Ships Vessels, has a maturity date of June 16, 2011 and accrues interest at London Interbank Offered Rate (“LIBOR”) or LIBOR equivalent plus 2.75% per year. The LLC paid and capitalized $265,000 in debt financing costs in connection with the New Fortis Loan and paid approximately $170,000 in fees in connection with the terminated Fortis Loan, which costs and fees were expensed during the three months ended June 30, 2009.

In connection with the termination of the Fortis Loan, the LLC terminated the Original Swap Contracts during the three months ended June 30, 2009. Simultaneously with the execution of the New Fortis Loan, the LLC entered into a new interest rate swap contract with Fortis Bank (Nederland) N.V.  in order to fix the variable interest rate on the non-recourse long-term debt with regard to the Top Ships Vessels and to minimize the risk to interest rate fluctuations. After giving effect to the new swap contract, the LLC has a fixed interest rate of 7.62% per year. The LLC accounts for the new swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

As a result of the Bareboat Charter Termination, the LLC recognized a gain on extinguishment of debt of approximately $9,548,000 in connection with Top Ships waiving its rights to the second priority non-recourse debt obligations, which is included in the gain on lease termination in the accompanying consolidated statement of operations for the three months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, the LLC had net debt financing costs of $746,214 and $630,598, respectively. For the three months ended June 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $72,607 and $119,640, respectively. For the six months ended June 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $149,384 and $186,422, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, ICON Income Fund Eight B, L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC, Fund Ten and Fund Twelve (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at June 30, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $10,330,000 at June 30, 2009. The balances of $885,000, $2,185,000 and $7,260,000 were borrowed by Fund Eight B, Fund Ten and the LLC, respectively. The borrowing of $7,260,000 by the LLC includes borrowings of $2,260,000 during the six months ended June 30, 2009. Subsequent to June 30, 2009, Fund Eight B and Fund Ten repaid $120,000 and $350,000, which reduced Fund Eight B’s and Fund Ten’s outstanding loan balances to $765,000 and $1,835,000, respectively.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants. At June 30, 2009, the LLC was in compliance with all covenants.

On August 12, 2009, the Borrowers entered into a Loan Modification Agreement to the Loan Agreement. The changes to the Loan Agreement are (i) an extension  of the Facility from April 30, 2010 to June 30, 2011, (ii) an increase of the quarterly commitment fee from 0.25% to 0.50% on unused commitments under the Facility, (iii) the interest rate on all current and future borrowings under the Facility will be at a rate not less than 4.0% per year, and (iv) the addition of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an affiliate of the Manager, as a permitted borrower under the Facility. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the current expiration date, but the Lender has no obligation to extend.

(7)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended June 30, 2009, the provision (benefit) for income taxes was comprised of $12,116 in current taxes and ($525,850) in deferred taxes. For the six months ended June 30, 2009, the provision (benefit) for income taxes was comprised of a tax provision of $260,178 in current taxes and a tax benefit of ($385,796) in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination from 2006 through 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(7)	Foreign Income Taxes - continued

As of June 30, 2009, the LLC has net deferred tax assets relating to net operating losses, for which, a full valuation allowance was recorded, and the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes.

(8)	Transactions with Related Parties

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows (unaudited):

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$753,150	$-	$1,040,101
ICON Capital Corp.	Manager	Management fees (2)	1,037,758	1,367,798	2,015,688	3,179,186
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	736,270	1,041,373	1,285,474	2,609,883
Total fees paid to the Manager			$1,774,028	$3,162,321	$3,301,162	$6,829,170

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.

At June 30, 2009, the LLC had a net payable of $487,679 due to the Manager and its affiliates that consisted primarily of an accrual due to the Manager for management fees and administrative expense reimbursements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Derivative Financial Instruments

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

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, which established accounting and reporting standards for derivative financial instruments and SFAS No. 161, which the LLC adopted on January 1, 2009.  SFAS No. 133 requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2009, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container, LLC and ICON European Container II, LLC designated as cash flow hedges with aggregate notional amounts of approximately $90,907,000. These interest rate swaps have maturity dates from November 19, 2010 to April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same income statement line item as the impact of the hedged transaction. During the six months ended June 30, 2009, the LLC recorded no hedge ineffectiveness in earnings. At June 30, 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $2,145,319.

During the next twelve months, the LLC estimates that an additional $2,741,264 will be transferred from AOCI to interest expense.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Non-designated Derivatives

The LLC holds an interest rate swap with a notional balance of $26,500,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of June 30, 2009 (unaudited):

	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps		$-	Derivative instruments	$5,128,875

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps		$-	Derivative instruments	$1,408,869
Warrants	Other non-current assets	$58,308		$-

The tables below present the effect of the LLC’s derivative financial instruments under SFAS No. 133 designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 (unaudited):

Three Months Ended June 30, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest Rate Swaps	$3,444	Interest Expense	$(1,779,607)	Gain (Loss) on Financial Instruments	$-

Total	$3,444		$(1,779,607)		$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Six Months Ended June 30, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest Rate Swaps	$80,099	Interest Expense	$(2,767,638)	Gain (Loss) on Financial Instruments	$-

Total	$80,099		$(2,767,638)		$-

The LLC’s derivative financial instruments not designated as hedging instruments under SFAS No. 133 generated a net gain on the statements of operations for the three and six months ended June 30, 2009 of $27,765 and $21,983, respectively. This net gain was recorded as a component of (gain) loss on financial instruments. The net gain recorded for the three months ended June 30, 2009, was comprised of unrealized gains of $25,255 relating to an interest rate swap contract and $2,510 relating to warrants. The net gain recorded for the six months ended June 30, 2009, was comprised of $25,255 in unrealized gains relating to interest rate swap contracts and an unrealized loss of $3,272 relating to warrants.

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

As of June 30, 2009, the fair value of the derivatives in a liability position related to these agreements was $6,537,744. In the event that the LLC breaches any of these provisions it would be required to settle its obligations under the agreements at their termination value of $6,784,924.

(10)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of ($3,585,076) and $89,610, respectively, at June 30, 2009 and accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of ($6,432,813) and $157,534, respectively, at December 31, 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(11)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (unaudited):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$58,308	$-	$58,308

Liabilities:

Derivative Liabilities	$-	$6,537,744	$-	$6,537,744

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the warrants was recorded in other non-current assets and the derivative liabilities were recorded in derivative instruments within the consolidated balance sheets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(11)	Fair Value of Financial Instruments - continued

SFAS  No. 107

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of certain non-recourse debt, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt and mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	June 30, 2009
	(unaudited)
	Carrying Amount	Fair Value

Non-recourse long-term debt	$7,200,000	$7,133,667
Mortgage note receivable	$12,722,006	$15,818,672

(12)	Commitments and Contingencies

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

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement.  No amounts were accrued at June 30, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is accrued for at fair value.

(13)	Subsequent Event

On July 8, 2009, the French Commercial Court approved the sale of Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to Bernard Krief Consultants (“BKC”), an unrelated third party, which approval included the transfer of the leases with Heuliez and HSA. The Manager will continue to review and evaluate the situation and take such action as it deems necessary to preserve the LLC’s projected economic return on the investment.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third parties, provide equipment and other financing and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

 We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner are called “reinvestment.” We anticipate investing in equipment leases, other financing transactions, and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

Recent Significant Transactions

We entered into the following recent significant transactions during the six months ended June 30, 2009:

•
On June 24, 2009, we completed the Bareboat Charter Termination. As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, we were assigned the rights to the underlying time charter for each bareboat charter. The time charters expire at various dates ranging from October 2009 to December 2009. In connection with the Bareboat Charter Termination, we assumed full responsibility for the management of the Top Ships Vessels from Top Ships. Simultaneously with the Bareboat Charter Termination, we entered into a consulting and services agreement with Empire to manage all of the Top Ships Vessels. We agreed to pay Empire a fee to manage the Top Ships Vessels and pay any costs incurred from the operation of the vessels. As a result of the Bareboat Charter Termination, we recorded a gain on lease termination of approximately $26,138,000 during the three months ended June 30, 2009.

•
On February 2, 2009, the Participating Funds and IEMC, entered into an amended Forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 20% of the outstanding stock of W Forge, at an exercise price of $.01 per share exercisable for a period of five years from the grant date. As additional consideration for the restructuring on April 3, 2009, we received warrants to purchase an additional 20% of the outstanding stock of W Forge. At June 30, 2009, our Manager determined the fair value of the W Forge warrants was $0.

•
On January 26, 2009, we sold the manufacturing equipment on lease to Gilco, which had a net book value of approximately $506,000, for approximately $581,000 and recognized a gain on the sale of approximately $75,000 during the six months ended June 30, 2009.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we were required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted FSP 157-4 during the second quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1/APB 28-1, which requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1/APB 28-1 during the second quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 during the second quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended June 30,
	2009	2008	Change
Rental income	$19,221,569	$22,714,161	$(3,492,592)
Time charter revenue	300,961	-	300,961
Finance income	663,448	1,318,469	(655,021)
Income from investments in joint ventures	608,264	1,315,520	(707,256)
Net gain on sales of new equipment	-	100,355	(100,355)
Net loss on sales of leased equipment	-	(493,336)	493,336
Net loss on sale of portfolio	-	(11,649,797)	11,649,797
Net gain on lease termination	26,138,416	-	26,138,416
Interest and other income	845,382	762,364	83,018

Total revenue	$47,778,040	$14,067,736	$33,710,304

Total revenue for the 2009 Quarter increased $33,710,304, or 239.6%, as compared to the 2008 Quarter. The increase in total revenue was primarily due to (i) the net gain on lease termination of $26,138,416 recorded in connection with the Bareboat Charter Termination during the 2009 Quarter, (ii) the impact of the net loss on the sale of portfolio of $11,649,797 recorded in connection with the sale of the remaining net assets (the “Remaining Net Assets”) in an equipment leasing portfolio (“Leasing Portfolio”) during the 2008 Quarter, and (iii) the impact of the net loss on sale of leased equipment of $493,336, offset by a decrease in the net gain on sales of new equipment of $100,355 recorded in connection with the operations of the Leasing Portfolio during the 2008 Quarter. The increase in total revenue was partially offset by a decrease in rental income, finance income and income from investments in joint ventures during the 2009 Quarter. The decrease in rental income was the result of (i) the sale of the Remaining Net Assets and (ii) a twelve-month extension of the lease for manufacturing equipment owned by ICON French Equipment I, LLC (“ICON French Equipment”) that accounted for a cumulative decrease of approximately $4,146,000 during the 2009 Quarter. These decreases were partially offset by an increase in rental income of approximately $1,213,000 related to (i) the telecommunications equipment acquired by ICON Global Crossing III, LLC (“ICON Global Crossing III”) in June 2008 and (ii) the manufacturing equipment acquired by ICON Pliant, LLC (“ICON Pliant”) in June 2008. The decrease in finance income was primarily due to the sale of the Remaining Net Assets, which accounted for approximately $641,000 of the decrease in finance income during the 2009 Quarter. The decrease in income from investments in joint ventures was primarily due to the recognition of a gain on foreign currency translation of approximately $1,147,000 during the 2008 Quarter, which was partially offset by the income recorded from our investment in ICON Northern Leasing, LLC (“ICON Northern Leasing”) of approximately $435,000 during the 2009 Quarter.

Expenses for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended June 30,
	2009	2008	Change
Management fees - Manager	$1,037,758	$1,367,798	$(330,040)
Administrative expense reimbursements - Manager	736,270	1,041,373	(305,103)
General and administrative	620,622	1,240,035	(619,413)
Vessel operating expense	313,865	-	313,865
Interest	2,698,045	2,779,456	(81,411)
Depreciation and amortization	15,209,329	16,974,589	(1,765,260)
Gain on financial instruments	(27,765)	(1,303,652)	1,275,887

Total expenses	$20,588,124	$22,099,599	$(1,511,475)

Total expenses for the 2009 Quarter decreased $1,511,475, or 6.8%, as compared to the 2008 Quarter. The decrease in total expenses was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in total expenses. The decrease in total expenses was offset by a decrease in interest expense and the gain on financial instruments recorded during the 2008 Quarter. The decrease in depreciation and amortization expense was primarily due to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $3,815,000 in depreciation and amortization expense during the 2009 Quarter. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $2,142,000 related to (i) the telecommunications equipment acquired by ICON Global Crossing III in June 2008, (ii) the manufacturing equipment acquired by ICON Pliant in June 2008, and (iii) the write off of initial direct costs in connection with the Bareboat Charter Termination.

Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2009 Quarter, the provision (benefit) for income taxes was comprised of $12,116 in current taxes and ($525,850) in deferred taxes.

Noncontrolling Interests

Noncontrolling interests for the 2009 Quarter increased $67,402 as compared to the 2008 Quarter. The increase in the net income attributable to noncontrolling interests was primarily due to our investment in ICON Pliant during June 2008.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to Fund Eleven for the 2009 Quarter and 2008 Quarter was $27,208,214 and ($5,387,372), respectively. Net income (loss) attributable to Fund Eleven per weighted average additional share of limited liability company interests for the 2009 Quarter and 2008 Quarter was $74.17 and ($14.67), respectively.

Results of Operations for the Six Months Ended June 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change
Rental income	$38,978,829	$50,220,436	$(11,241,607)
Time charter revenue	300,961	-	300,961
Finance income	1,378,597	3,229,508	(1,850,911)
Income from investments in joint ventures	1,286,296	1,393,985	(107,689)
Net gain on sales of new equipment	75,185	278,082	(202,897)
Net loss on sales of leased equipment	-	(720,385)	720,385
Net loss on sale of portfolio	-	(11,649,797)	11,649,797
Net gain on lease termination	26,138,416	-	26,138,416
Interest and other income	1,645,027	1,520,610	124,417

Total revenue	$69,803,311	$44,272,439	$25,530,872

Total revenue for the 2009 Period increased $25,530,872, or 57.7%, as compared to the 2008 Period. The increase in total revenue was primarily due to (i) the net gain on lease termination of $26,138,416 recorded in connection with the Bareboat Charter Termination during the 2009 Period, (ii) the impact of the net loss on the sale of portfolio of $11,649,797 recorded in connection with the sale of the Remaining Net Assets during the 2008 Period, and (iii) the impact of the net loss on sale of leased equipment of $720,385, offset by a decrease in the net gain on sales of new equipment of $278,082 recorded in connection with the operations of the Leasing Portfolio during the 2008 Period. The increase in total revenue was offset by a decrease in rental, finance income and income from investments in joint ventures during the 2009 Period. The decrease in rental income was the result of (i) the sale of the Remaining Net Assets, (ii) a twelve-month extension of the lease for manufacturing equipment owned by ICON French Equipment, and (iii) the amendment of the lease with W Forge that accounted for a cumulative decrease of approximately $13,742,000 during the 2009 Period. These decreases were partially offset by an increase in rental income of approximately $2,889,000 related to (i) the manufacturing equipment acquired by ICON EAR II, LLC (“ICON EAR II”) in April 2008, (ii) the telecommunications equipment acquired by ICON Global Crossing III in June 2008 and (iii) the manufacturing equipment acquired by ICON Pliant in June 2008. The decrease in finance income was primarily due to the sale of the Remaining Net Assets, which accounted for approximately $1,839,000 of the decrease in finance income during the 2009 Period. The decrease in income from investments in joint ventures was primarily due to the recognition of a gain on foreign currency translation of approximately $1,147,000 during the 2008 Period, which was partially offset by the income recorded from our investments in ICON Northern Leasing and ICON EAR, LLC (“ICON EAR”), of approximately $1,059,000 during the 2009 Period.

Expenses for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change
Management fees - Manager	$2,015,688	$3,179,186	$(1,163,498)
Administrative expense reimbursements - Manager	1,285,474	2,609,883	(1,324,409)
General and administrative	1,197,861	2,041,596	(843,735)
Vessel operating expense	313,865	-	313,865
Interest	5,326,473	6,796,094	(1,469,621)
Depreciation and amortization	29,012,767	37,379,712	(8,366,945)
(Gain) loss on financial instruments	(21,983)	190,320	(212,303)

Total expenses	$39,130,145	$52,196,791	$(13,066,646)

Total expenses for the 2009 Period decreased $13,066,646, or 25.0%, as compared to the 2008 Period. The decrease in total expenses was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in total expenses. The decrease in depreciation and amortization expense was primarily due to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $11,279,000 in depreciation and amortization expense during the 2009 Period. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $3,210,000 related to (i) the manufacturing equipment acquired by ICON EAR II in April 2008, (ii) the telecommunications equipment acquired by ICON Global Crossing III in June 2008, (iii) the manufacturing equipment acquired by ICON Pliant in June 2008, and (iv) the write off of initial direct cost in connection with the Bareboat Charter Termination. The decrease in interest expense was due to the continued repayment of our non-recourse debt during the 2009 Period and the transfer of all of the non-recourse debt outstanding in connection with the sale of the Remaining Net Assets. The decrease in interest expense was partially offset by the recognition of additional interest of approximately $378,000 in connection with the termination of the interest rate swap contracts associated with the Top Ships Vessels.

Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2009 Period, the provision (benefit) for income taxes was comprised of $260,178 in current taxes and ($385,796) in deferred taxes.

Noncontrolling Interests

Noncontrolling interests for the 2009 Period increased $180,447 as compared to the 2008 Period. The increase in the net income attributable to noncontrolling interests was primarily due to our investment in ICON Pliant during June 2008.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to Fund Eleven for the 2009 Period and 2008 Period was $29,741,889 and ($5,755,946), respectively. Net income (loss) attributable to Fund Eleven per weighted average additional share of limited liability company interests for the 2009 Period and 2008 Period was $81.08 and ($15.68), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2009, compared to December 31, 2008.

Total Assets

Total assets decreased $25,674,977, from $408,178,159 at December 31, 2008 to $382,503,182 at June 30, 2009.  The decrease was primarily due to approximately $28,803,000 of continued depreciation of our leased equipment; approximately $16,692,000 of cash distributions to our members and $24,850,000 of repayment of our non-recourse debt. These decreases were partially offset by approximately $42,552,000 of cash collected from rental payments with respect to our operating leases and the termination payments received in connection with the Bareboat Charter Termination.

Current Assets

Current assets increased $10,141,927, from $18,466,070 at December 31, 2008 to $28,607,997 at June 30, 2009.  The increase was primarily due to (i) accrued interest receivable on our mortgage note receivable, (ii) unbilled receivables classified in other current assets relating to the amendment of our lease with W Forge, (iii) the collection of rental payments with respect to our operating leases, (iv) the termination payments received in connection with the Bareboat Charter Termination, and (v) deferred time charter expense recorded in connection with the Bareboat Charter Termination. These increases were partially offset by (i) cash distributions to our members and (ii) repayment of our non-recourse debt.

Total Liabilities

Total liabilities decreased $39,302,458, from $183,531,732 at December 31, 2008 to $144,229,274 at June 30, 2009. The decrease was primarily due to approximately $20,800,000 of scheduled repayments of our non-recourse debt and the prepayment of $8,500,000 of our outstanding non-recourse debt in connection with the termination payments received from the Bareboat Charter Termination. In addition, Top Ships waived its rights to the second priority non-recourse debt outstanding in connection with the Bareboat Charter Termination, which accounted for a decrease of approximately $9,548,000 in the total non-recourse debt balance.

Current Liabilities

Current liabilities decreased $10,420,595, from $63,077,445 at December 31, 2008 to $52,656,850 at June 30, 2009. The decrease was primarily due to (i) a decrease in the current portion of non-recourse long-term debt due to the prepayment made in connection with the Bareboat Charter Termination, (ii) a decline of approximately $2,720,000 in the value of our derivative instruments contracts and (iii) a decrease of approximately $839,000 of deferred revenue in connection with the Bareboat Charter Termination. These decreases were partially offset by $2,260,000 in borrowings under our revolving line of credit.

Equity

Equity increased $13,627,481, from $224,646,427 at December 31, 2008 to $238,273,908 at June 30, 2009. The increase was primarily due to net income recorded during the 2009 Period and the unrealized gain recorded on our derivative instruments and currency translation adjustments, offset by distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $3,832,875 and $7,670,929, respectively. During our operating period, our main source of cash has been from and will continue to be from operating activities. Our main use of cash during our operating period has been in and will continue to be in investing and financing activities.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2009, the cash reserve is $1,825,993.

Cash Flows

The following table sets forth summary cash flow data:

	Six Months Ended June 30,
	2009	2008

Net cash provided by (used in)

Operating activities	$39,186,512	$37,044,173
Investing activities	(451,161)	(16,395,828)
Financing activities	(42,541,116)	(40,469,348)
Effects of exchange rates on cash and cash equivalents	(32,289)	44,866

Net decrease in cash and cash equivalents	$(3,838,054)	$(19,776,137)

Note: See the Consolidated Statements of Cash Flows included in Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $2,142,339, from $37,044,173 in the 2008 Period to $39,186,512 in the 2009 Period.  The increase was primarily due to the termination payments received in connection with the Bareboat Charter Termination and the increase in the collection of rental and finance lease payments received related to the acquisition of equipment subject to lease by ICON Global Crossing III, ICON EAR II and ICON Pliant. These increases were partially offset by the sale of the Remaining Net Assets (primarily a reduction in the collection of rental and finance lease payments) during the 2008 Period.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $12,339,966, from $15,748,728 in the 2008 Period to $3,408,762 in the 2009 Period. This decrease was primarily due to a decline in the amount of proceeds we received from sales of new and leased equipment, partially offset by an increase in the distributions we received from our joint ventures during the 2009 Period. The increase in distributions we received from joint ventures was due to our investment in ICON EAR and ICON Northern Leasing.

Uses of Cash

Uses of cash in investing activities decreased $28,284,633, from $32,144,556 in the 2008 Period to $3,859,923 in the 2009 Period. The decrease was primarily due to a decrease in the investment in equipment subject to lease as no new investments in equipment subject to lease were made during the 2009 Period.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $12,274,777, from $14,534,777 in the 2008 Period to $2,260,000 in the 2009 Period. The decrease was due to a decrease in the proceeds received from the incurrence of non-recourse long-term debt following the sale of the Remaining Net Assets in May 2008. This reduction was partially offset by borrowings under our revolving line of credit.

Uses of Cash

Uses of cash in financing activities decreased $10,203,009, from $55,004,125 in the 2008 Period to $44,801,116 in the 2009 Period. The decrease was primarily due to a decrease in the amount of non-recourse debt obligations repaid during the 2009 period following the sale of the Remaining Net Assets.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, repayment of our revolving line of credit, distributions to our members and noncontrolling interests, general and administrative expenses, new investment opportunities, management fees, and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of our operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit has $19,670,000 available as of June 30, 2009 (see Note 6 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. On August 12, 2009, this line of credit was modified to, among other things, extend the expiration date to June 30, 2011 and add Fund Fourteen as a permitted borrower. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2009 of $124,606,871. The majority of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period.  We paid distributions to our Manager, additional members and noncontrolling interests of $166,916, $16,524,631 and $3,178,922, respectively, for the six months ended June 30, 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

 At June 30, 2009, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2009, our outstanding non-recourse indebtedness was $124,606,871. We had borrowings outstanding of $7,260,000 under our revolving line of credit at June 30, 2009.

Each of the Participating Funds has entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investment. The term of each credit support agreement matches that of the lease agreement. No amounts were accrued at June 30, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts that may become payable under the credit support agreement, if any.

We have entered into a remarketing agreement with a third party. In connection with this remarketing agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

Off-Balance Sheet Transactions

None.

Subsequent Events

We entered into the following recent significant transaction subsequent to June 30, 2009:

•
On July 8, 2009, the French Commercial Court approved the sale of HSA and Heuliez to BKC, which approval included the transfer of our leases with Heuliez and HSA. Our Manager will continue to review and evaluate the situation and take such action as it deems necessary to preserve our projected economic return on our investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 27 Shares during the 2009 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases:

Total Number of
	Shares Repurchased	Price Paid Per Share
April 1, 2009 through April 30, 2009	27	$756.52
May 1, 2009 through May 31, 2009	-	$-
June 1, 2009 through June 30, 2009	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2009.

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement, dated as of May 1, 2008, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated May 19, 2008).

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P, dated August 12, 2009.

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

August 14, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 14, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 14, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

36