Form 10-Q
period 2009-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2009-11-16
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 1, 2009 is 363,099.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
(unaudited)

Assets

	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$5,506,096	$7,670,929
Current portion of net investment in finance leases	8,484,997	7,576,361
Deferred time charter expense	3,005,721	-
Accounts receivable	4,809,808	1,787,007
Restricted cash	1,556,347	226,048
Due from affiliate	5,493,000	-
Other current assets	3,478,682	1,205,725

Total current assets	32,334,651	18,466,070

Non-current assets:
Net investment in finance leases, less current portion	17,427,154	23,908,072
Leased equipment at cost (less accumulated depreciation of $158,378,124 and $120,637,537, respectively)	234,154,971	333,224,351
Mortgage note receivable	12,722,006	12,722,006
Investments in joint ventures	12,879,398	18,659,329
Deferred income taxes	944,809	206,101
Other non-current assets, net	599,284	992,230

Total non-current assets	278,727,622	389,712,089

Total Assets	$311,062,273	$408,178,159

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$57,997,050	$42,995,346
Revolving line of credit, recourse	7,260,000	5,000,000
Derivative instruments	6,032,048	9,257,854
Deferred revenue	2,959,732	4,494,922
Due to Manager and affiliates	370,656	288,802
Income taxes payable	172,202	188,665
Accrued expenses and other current liabilities	3,496,953	851,856

Total current liabilities	78,288,641	63,077,445

Non-current liabilities:
Non-recourse long-term debt, less current portion	59,870,383	120,454,287

Total Liabilities	138,159,024	183,531,732

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional Members	168,981,628	217,496,668
Manager	(1,524,484)	(1,035,608)
Accumulated other comprehensive loss	(2,370,396)	(6,275,279)

Total Members' Equity	165,086,748	210,185,781

Noncontrolling Interests	7,816,501	14,460,646

Total Equity	172,903,249	224,646,427

Total Liabilities and Equity	$311,062,273	$408,178,159

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Rental income	$15,070,264	$19,982,514	$54,049,093	$70,202,950
Time charter revenue	2,722,356	-	3,023,317	-
Finance income	609,698	641,882	1,988,295	3,871,390
(Loss) income from investments in joint ventures	(1,209,275)	176,587	77,021	1,570,572
Net gain on sales of new equipment	-	-	-	278,082
Net gain (loss) on sales of leased equipment	120,919	-	196,104	(720,385)
Net loss on sale of portfolio	-	(271,988)	-	(11,921,785)
Net (loss) gain on lease termination	(478,925)	-	25,659,491	-
Interest and other income	911,292	451,854	2,556,319	1,972,464

Total revenue	17,746,329	20,980,849	87,549,640	65,253,288

Expenses:
Management fees - Manager	170,170	1,037,806	2,185,858	4,216,992
Administrative expense reimbursements - Manager	321,758	557,413	1,607,232	3,167,296
General and administrative	406,028	341,981	1,603,889	2,383,577
Vessel operating expense	5,678,590	-	5,992,455	-
Interest	2,469,289	3,076,106	7,795,762	9,872,200
Depreciation and amortization	25,497,158	13,857,807	54,509,925	51,237,519
Impairment loss	36,381,554	-	36,381,554	-
(Gain) loss on financial instruments	(54,790)	(148,692)	(76,773)	41,628

Total expenses	70,869,757	18,722,421	109,999,902	70,919,212

(Loss) income before income taxes	(53,123,428)	2,258,428	(22,450,262)	(5,665,924)

Benefit (provision) for income taxes	47,583	(337,139)	173,201	2,707,715

Net (loss) income	(53,075,845)	1,921,289	(22,277,061)	(2,958,209)

Less: Net income attributable to noncontrolling interests	(516,769)	(594,777)	(1,573,664)	(1,471,225)

Net (loss) income attributable to Fund Eleven	$(53,592,614)	$1,326,512	$(23,850,725)	$(4,429,434)

Net (loss) income attributable to Fund Eleven allocable to:
Additional Members	$(53,056,688)	$1,313,247	$(23,612,218)	$(4,385,139)
Manager	(535,926)	13,265	(238,507)	(44,295)

	$(53,592,614)	$1,326,512	$(23,850,725)	$(4,429,434)

Weighted average number of additional shares of
limited liability company interests outstanding	363,120	363,355	363,153	363,430

Net (loss) income attributable to Fund Eleven per weighted
average additional share of limited liability company interests	$(146.11)	$3.61	$(65.02)	$(12.07)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity
(unaudited)

	Members' Equity
	Additional
	Shares of Limited Liability			Accumulated Other
	Company Interests	Additional Members	Manager	Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	363,256	$217,496,668	$(1,035,608)	$(6,275,279)	$210,185,781	$14,460,646	$224,646,427
Comprehensive income:
Net income	-	2,508,338	25,337	-	2,533,675	561,459	3,095,134
Change in valuation of derivative instruments	-	-	-	1,064,686	1,064,686	-	1,064,686
Currency translation adjustments	-	-	-	(761,706)	(761,706)	-	(761,706)
Total comprehensive income	-	-	-	302,980	2,836,655	561,459	3,398,114
Shares of limited liability company interests redeemed	(82)	(60,599)	-	-	(60,599)	-	(60,599)
Cash distributions to members and noncontrolling interests	-	(8,262,827)	(83,463)	-	(8,346,290)	(1,596,819)	(9,943,109)

Balance, March 31, 2009	363,174	211,681,580	(1,093,734)	(5,972,299)	204,615,547	13,425,286	218,040,833

Comprehensive income:
Net income	-	26,936,132	272,082	-	27,208,214	495,436	27,703,650
Change in valuation of derivative instruments	-	-	-	1,783,051	1,783,051	-	1,783,051
Currency translation adjustments	-	-	-	693,782	693,782	-	693,782
Total comprehensive income	-	-	-	2,476,833	29,685,047	495,436	30,180,483
Shares of limited liability company interests redeemed	(27)	(20,048)	-	-	(20,048)	-	(20,048)
Cash distributions to members and noncontrolling interests	-	(8,261,804)	(83,453)	-	(8,345,257)	(1,582,103)	(9,927,360)

Balance, June 30, 2009	363,147	230,335,860	(905,105)	(3,495,466)	225,935,289	12,338,619	238,273,908

Comprehensive (loss) income:
Net (loss) income	-	(53,056,688)	(535,926)	-	(53,592,614)	516,769	(53,075,845)
Change in valuation of derivative instruments	-	-	-	674,070	674,070	-	674,070
Currency translation adjustments	-	-	-	451,000	451,000	-	451,000
Total comprehensive (loss) income	-	-	-	1,125,070	(52,467,544)	516,769	(51,950,775)
Shares of limited liability company interests redeemed	(48)	(35,740)	-	-	(35,740)	-	(35,740)
Deconsolidation of a noncontrolling interest	-	-	-	-	-	(3,442,066)	(3,442,066)
Cash distributions to members and noncontrolling interests	-	(8,261,804)	(83,453)	-	(8,345,257)	(1,596,821)	(9,942,078)

Balance, September 30, 2009	363,099	$168,981,628	$(1,524,484)	$(2,370,396)	$165,086,748	$7,816,501	$172,903,249

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,277,061)	$(2,958,209)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(9,248,000)	(9,838,051)
Finance income	(1,988,295)	(3,871,390)
Income from investments in joint ventures	(77,021)	(1,570,572)
Net gain on sales of new equipment	-	(278,082)
Net (gain) loss on sales of leased equipment	(196,104)	720,385
Net gain on lease termination	(14,145,129)	-
Net loss on sale of portfolio	-	11,921,785
Depreciation and amortization	54,509,925	51,237,519
Amortization of deferred time charter expense	1,591,708	-
Interest expense on non-recourse financing paid directly to lenders by lessees	3,096,692	2,712,552
Interest expense from amortization of debt financing costs	258,308	273,719
Impairment	36,381,554	-
(Gain) loss on financial instruments	(485,773)	41,628
Deferred tax benefit	(661,804)	(361,966)
Changes in operating assets and liabilities:
Collection of finance leases	7,399,878	17,271,450
Accounts receivable	(3,009,587)	(2,182,305)
Other assets, net	(2,486,947)	1,144,443
Payables, deferred revenue and other current liabilities	882,091	(10,902,456)
Due to/from Manager and affiliates	102,158	127,301
Distributions from joint ventures	1,877,938	404,289

Net cash provided by operating activities	51,524,531	53,892,040

Cash flows from investing activities:
Investments in equipment subject to lease	-	(44,513,142)
Proceeds from sales of new and leased equipment	590,832	7,315,210
Proceeds from sale of portfolio	-	7,316,137
Investment in financing facility	-	(164,822)
Repayment of financing facility	-	4,367,055
Investments in joint ventures	-	(4,056,373)
Change in restricted cash	(1,330,299)	452,098
Distributions received from joint ventures in excess of profits	3,979,014	786,496

Net cash provided by (used in) investing activities	3,239,547	(28,497,341)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	14,534,777
Repayments of non-recourse long-term debt	(29,190,000)	(43,308,853)
Proceeds from revolving line of credit, recourse	2,260,000	-
Repurchase of additional shares of limited liability company interests	(116,387)	(424,313)
Cash distributions to members	(25,036,804)	(25,058,711)
Investment in joint venture by noncontrolling interest	-	5,615,733
Distributions to noncontrolling interests	(4,775,743)	(3,777,317)

Net cash used in financing activities	(56,858,934)	(52,418,684)

Effects of exchange rates on cash and cash equivalents	(69,977)	23,934

Net decrease in cash and cash equivalents	(2,164,833)	(27,000,051)

Cash and cash equivalents, beginning of the period	7,670,929	42,339,549

Cash and cash equivalents, end of the period	$5,506,096	$15,339,498

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,151,161	$4,860,831

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$9,248,000	$9,282,000

Transfer of non-recourse debt in connection with the
sale of a leasing portfolio	$-	$73,187,369

Deconsolidation of noncontrolling interest in connection with
the sale of a controlling interest in ICON Global Crossing, LLC	$3,442,066	$-

Deconsolidation of the carrying value of leased equipment in connection
with the sale of a controlling interest in ICON Global Crossing, LLC	$3,370,458	$-

Receivable from the redemption of a controlling interest in
ICON Global Crossing, LLC	$5,493,000	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year. The Manager has evaluated all subsequent events through November 13, 2009, the date the consolidated financial statements were issued.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements. As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

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

Restricted cash consists primarily of proceeds received for (i) costs associated with repairs, upgrades and surveys of certain Handymax product tankers and (ii) the disposal of equipment that can be replaced with similar equipment before the end of the relevant lease term, as well as the holdback of amounts for certain foreign tax obligations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC provides financing to third parties, generally in the form of leases and loans. With respect to leases of equipment, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. Loans are typically classified as notes receivable.

For finance leases and notes receivable, the LLC records finance and interest income, respectively, on the consolidated statements of operations using the effective interest rate method, which results in a constant rate of return over the term of the lease or loan, as applicable. For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

For time charters, the LLC recognizes revenue ratably over the rental periods of such charters, as service is performed.  Vessel operating expenses are accounted for on the accrual basis.

The recognition of revenue may be suspended when deemed appropriate by the Manager in accordance with the LLC’s policy on doubtful accounts.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 8 years, to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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

Vessels are stated at cost. Expenditures subsequent to acquisition for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in the consolidated statements of operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Inventory

Inventories consist of bunkers, lubricants and consumable stores, which are stated at the lower of cost or market. Cost is determined by the first in, first out method. Inventories are included in other current assets in the consolidated balance sheet.

Dry-Docking Costs

All dry-docking costs are accounted for under the direct expense method, under which such costs are expensed as incurred and are included in vessel operating expenses in the consolidated statements of operations.

Notes Receivable

Notes receivable are reported on the consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets. Unearned income, discounts and premiums are amortized to income using the effective interest method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

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

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market. Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world. Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recently Adopted Accounting Pronouncements

On January 1, 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

On January 1, 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

During the quarter ended September 30, 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The LLC has conformed its consolidated financial statements and related notes to the new Codification for the quarter ended September 30, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2009	2008
Minimum rents receivable	$25,950,327	$33,350,205
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	410,365	571,064
Unearned income	(3,518,836)	(5,507,131)

Net investment in finance leases	25,912,151	31,484,433

Less: Current portion of net investment in finance leases	8,484,997	7,576,361

Net investment in finance leases, less current portion	$17,427,154	$23,908,072

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2009	2008
Marine vessels
Container vessels	$107,353,324	$142,500,324
Handymax product tankers	115,097,430	115,097,430
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	56,296,115	57,199,289
Telecommunications equipment	22,987,594	48,266,213

	392,533,095	453,861,888
Less: Accumulated depreciation	158,378,124	120,637,537

	$234,154,971	$333,224,351

Depreciation expense was $25,396,239 and $13,765,919 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $54,199,248 and $50,701,257 for the nine months ended September 30, 2009 and 2008, respectively.

Marine Vessels

Container Vessels

On June 21, 2006, the LLC, through its wholly-owned subsidiaries ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II”), acquired four 3,300 Twenty-Foot Equivalent Units (“TEU”) container vessels (collectively, the “ZIM Vessels”). The ZIM Vessels owned by ICON European Container (the M/V Andaman Sea (f/k/a ZIM America) and the M/V ZIM Japan Sea) and ICON European Container II (the M/V ZIM Hong Kong and the M/V ZIM Israel) are subject to bareboat charters with ZIM Integrated Shipping Ltd. (“ZIM”) that expire in November 2010 and January 2011, respectively.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of developments in the market for containership vessels and the related impact on the shipping industry, the Manager reviewed the LLC’s investments in the ZIM Vessels that are subject to bareboat charters with ZIM.

The following factors, among others, indicated that the net book value of the ZIM Vessels might not be recoverable: (i) ZIM’s current financial condition, which has prompted it to require concessions on hire payments under charters that extend beyond June 30, 2010; (ii) the age of the ZIM Vessels, which have less years of remaining economic useful life than comparable assets available in the market, thereby limiting the potential for the ZIM Vessels to benefit from a future recovery in this asset class; and (iii) the continued unprecedented decline in charter rates and asset values for this class of vessel in the industry as a whole, thereby undermining the value expectations of such vessels.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

In accordance with accepted valuation techniques and the LLC’s accounting policies, as described in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable. Based on the Manager’s review, the net book value exceeded the undiscounted cash flows, and the net book value of the container vessels exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $35,147,000 relating to the write down in value of the ZIM Vessels.

On October 30, 2009, the LLC, through its wholly-owned subsidiaries, amended the bareboat charters for the ZIM Vessels, to restructure each respective charterer’s payment obligations so that the LLC will continue to receive payments through September 30, 2014 in accordance with each amended charter (the “European Containers Bareboat Amendment”).

Handymax Product Tankers

On June 24, 2009, the LLC, through its wholly owned subsidiaries, terminated the bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) per the request of Top Ships (the “Bareboat Charter Termination”). As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used by the LLC to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”), (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the LLC was assigned the rights to the underlying time charter for each bareboat charter. The time charters expire at various dates ranging from January 2010 to May 2010. In connection with the assumed time charters, the LLC recorded a deferred time charter expense of approximately $5,076,000, representing the portion of the time charter that is above current market rates. The unamortized deferred time charter expense is included in the accompanying consolidated balance sheet, and is amortized over the remaining term of the underlying time charters and will reduce the related time charter revenue. The LLC recorded a net gain on lease termination of approximately $25,659,000 for the nine months ended September 30, 2009.

In connection with the Bareboat Charter Termination, the LLC assumed full responsibility of the management of the Top Ships Vessels from Top Ships. Simultaneously with the Bareboat Charter Termination, the LLC entered into a consulting and services agreement with Empire Navigational, Inc. (“Empire”) to manage all of the Top Ships Vessels. The LLC agreed to pay Empire a fee to manage the Top Ships Vessels and pay any costs incurred from the operation of the vessels. In addition, the LLC terminated a first priority non-recourse secured loan (the “Fortis Loan”) with Fortis Bank NV/SA (“Fortis”) and entered into a new two-year non-recourse long-term loan with Fortis (the “New Fortis Loan”) for $26,500,000. In addition, the LLC terminated the four interest rate swap contracts (“Original Swap Contracts”) and simultaneously entered into a new interest rate swap contract with Fortis Bank (Nederland) N.V. (see Note 6).

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Manufacturing Equipment

On January 26, 2009, the LLC sold the manufacturing equipment it had on lease to MW Gilco, LLC (“Gilco”) for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the nine months ended September 30, 2009.

On February 27, 2009, the LLC, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), two entities also managed by the Manager (together with the LLC, the “Participating Funds”), and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended forbearance agreement with MW Universal, Inc. (“MWU”), W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), Gilco, MW General, Inc. (“General”), AMI Manchester, LLC (“AMI Manchester”) and four other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, the LLC received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and a warrant to purchase 20% of the fully diluted common stock of W Forge, at an exercise price of $0.01 per share exercisable for a period of five years from the grant date.  In April 2009, the LLC further restructured the payment obligations of W Forge. In consideration for this restructuring, the LLC received a warrant from W Forge to purchase an additional 20% of its fully diluted common stock, at an aggregate exercise price of $1,000, exercisable until March 31, 2015. At September 30, 2009, that the Manager determined that the fair value of the W Forge warrants was $0.

On April 24, 2008, the LLC, through its wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), completed the acquisition of and simultaneously leased back semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”) for approximately $6,348,000. The LLC paid acquisition fees of approximately $190,000 to the Manager in connection with this transaction. The base lease term is 60 months and expires on June 30, 2013. As additional security for the purchase and lease, ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the LLC believes that it is adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s ability to collect the amounts due to it in accordance with the leases or the additional security it received.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable.

The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through September 30, 2009 and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

In accordance with accepted valuation techniques and the LLC’s accounting policies, as described in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable. Based on the Manager’s review, the net book value exceeded the undiscounted cash flows, the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $1,235,000.

In addition, ICON EAR II had a net accounts receivable balance outstanding of approximately $51,000, which was charged to bad debt expense during the three months ended September 30, 2009 in accordance with the LLC’s accounting policies and the above mentioned factors. Bad debt expense is included in general and administrative expenses in the consolidated statements of operations.

Due to the global downturn in the automotive industry, on April 15, 2009, Groupe Henri Heuliez (“GHH,” the guarantor of our leases with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”)) and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code.  Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, Bernard Krief Consultants (“BKC”), has agreed to purchase Heuliez.  On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of our leases.  Subsequently, Heuliez has requested a restructuring of its lease payments and the LLC is actively negotiating terms acceptable to both parties.

Telecommunications equipment

On September 30, 2009, ICON Global Crossing, LLC (“ICON Global Crossing”) sold certain telecommunications equipment on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”) back to Global Crossing for a purchase price of $5,493,000. The LLC recorded a gain of approximately $111,000 for the three months ended September 30, 2009 in connection with the sale of the telecommunications equipment.  The transaction was effected in order to redeem the LLC’s 61.39% membership interest in ICON Global Crossing. After the redemption, Fund Ten’s and ICON Income Fund Eight A, L.P. (“Fund Eight A”)’s ownership interests in ICON Global Crossing are 79.31% and 20.69%, respectively. Following the transaction, the LLC deconsolidated ICON Global Crossing and recorded a gain on the redemption of its investment of approximately $51,000 for the three months ended September 30, 2009, which was included in interest and other income in the consolidated statements of operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(5)	Investments in Joint Ventures

On December 11, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 45% and 55%, respectively.  On December 28, 2007, ICON EAR purchased  and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000. During June 2008, the LLC and Fund Twelve made additional contributions to ICON EAR, which were used to complete a purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction.  The lease term commenced on July 1, 2008 and expires on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located  in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although ICON EAR believes that it is adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine ICON EAR’s ability to collect the amounts due to it in accordance with the leases or the additional security it received.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable.

The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through September 30, 2009 and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In accordance with accepted valuation techniques and ICON EAR’s accounting policies, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable. Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, ICON EAR recognized a non-cash impairment charge of approximately $3,429,000. The LLC’s share of the impairment loss was approximately $1,543,000 and was included in the (loss) income from investments in joint ventures in the consolidated statements of operations for the three months ended September 30, 2009.

In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the three months ended September 30, 2009 in accordance with ICON EAR’s accounting policies and the above mentioned factors. The LLC’s share of the bad debt expense was approximately $258,000 and was included in the (loss) income from investments in joint ventures in the consolidated statements of operations for the three months ended September 30, 2009.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	September 30,	December 31,
	2009	2008

ICON European Container, LLC	$19,250,000	$25,850,000
ICON European Container II, LLC	27,150,000	33,240,000
ICON Senang, LLC	22,483,716	25,968,202
ICON Sebarok, LLC	22,483,717	25,968,202
ICON Doubtless, LLC (1)	6,625,000	12,688,471
ICON Spotless, LLC (1)	6,625,000	12,688,471
ICON Faithful, LLC (1)	6,625,000	13,348,285
Isomar Marine Company Limited (1)	6,625,000	13,698,002

Total non-recourse long-term debt	117,867,433	163,449,633

Less: Current portion of non-recourse long-term debt	57,997,050	42,995,346

Total non-recourse long-term debt, less current portion	$59,870,383	$120,454,287

(1) Currently in default and attempting to be restructured, see discussion below.

In connection with the Bareboat Charter Termination, the LLC prepaid $8,500,000 of the outstanding senior non-recourse long-term debt, which reduced the outstanding balance to $26,500,000. Simultaneously, the LLC terminated the Fortis Loan and entered into the New Fortis Loan for $26,500,000. The New Fortis Loan cross-collateralizes the Top Ships Vessels, has a maturity date of June 16, 2011 and accrues interest at London Interbank Offered Rate (“LIBOR”) or LIBOR equivalent plus 2.75% per year. The LLC paid and capitalized $265,000 in debt financing costs in connection with the New Fortis Loan and paid approximately $170,000 in fees in connection with the terminated Fortis Loan, which costs and fees were expensed during the nine months ended September 30, 2009.

In connection with the termination of the Fortis Loan, the LLC terminated the Original Swap Contracts during the nine months ended September 30, 2009. Simultaneously with the execution of the New Fortis Loan, the LLC entered into a new interest rate swap contract with Fortis Bank (Nederland) N.V.  in order to fix the variable interest rate on the non-recourse long-term debt with regard to the Top Ships Vessels and to minimize the risk to interest rate fluctuations. After giving effect to the new swap contract, the LLC has a fixed interest rate of 7.62% per year. The LLC accounts for the new swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

      On September 23, 2009, the LLC, through its wholly-owned subsidiaries, defaulted on the New Fortis Loan due to its failure to make required payments under the agreement. The LLC is currently in active discussions with Fortis and is attempting to restructure the New Fortis Loan. The LLC has classified the balance of the outstanding non-recourse long-term debt under this agreement as current at September 30, 2009.

As a result of the Bareboat Charter Termination, the LLC recognized a gain on extinguishment of debt of approximately $9,548,000 in connection with Top Ships waiving its rights to the second priority non-recourse debt obligations, which is included in the gain on lease termination in the accompanying consolidated statement of operations for the nine months ended September 30, 2009.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(6)	Non-Recourse Long-Term Debt - continued

As of September 30, 2009 and December 31, 2008, the LLC had net debt financing costs of $637,286 and $630,598, respectively. For the three months ended September 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $108,929 and $87,297, respectively. For the nine months ended September 30, 2009 and 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $258,308 and $273,719, respectively.

(7)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), Fund Ten, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Nine, Fund Ten and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $7,625,000 at September 30, 2009. The balances of $365,000 and $7,260,000 were borrowed by Fund Eight B and the LLC, respectively. The borrowing of $7,260,000 by the LLC includes borrowings of $2,260,000 during the nine months ended September 30, 2009. Subsequent to September 30, 2009, Fund Eight B and the LLC repaid $150,000 and $5,000,000, respectively which reduced Fund Eight B’s and the LLC’s outstanding loan balances to $215,000 and $2,260,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants. At September 30, 2009, the Borrowers were in compliance with all covenants.

(8)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended September 30, 2009, the (provision) benefit for income taxes was comprised of ($228,425) in current taxes and $276,008 in deferred taxes. For the nine months ended September 30, 2009, the (provision) benefit for income taxes was comprised of a tax provision of ($488,603) in current taxes and a tax benefit of $661,804 in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination from 2006 through 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(8)	Foreign Income Taxes - continued

As of September 30, 2009, the LLC has net deferred tax assets relating to (i) net operating losses for which a full valuation allowance was recorded and (ii) the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Effective July 1, 2009, the Manager suspended its collection of a portion of its management fees through September 30, 2009. The Manager will review this suspension on a month-to-month basis.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$119,719	$-	$1,159,820
ICON Capital Corp.	Manager	Management fees (2) (3)	170,170	1,037,806	2,185,858	4,216,992
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	321,758	557,413	1,607,232	3,167,296
			$491,928	$1,714,938	$3,793,090	$8,544,108

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.
(3) The Manager suspended the collection of its management fees in the amount of $707,529 during the three and nine months ended September 30, 2009.

At September 30, 2009, the LLC had a receivable balance outstanding of $5,493,000 due from ICON Global Crossing to redeem the LLC’s membership interest. The LLC also has a payable of $370,656 due to the Manager and its affiliates that consisted primarily of an accrual due to the Manager for administrative expense reimbursements.

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements, that established accounting and reporting standards for derivative financial instruments. These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

As of September 30, 2009, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container and ICON European Container II designated as cash flow hedges with aggregate notional amounts of approximately $84,567,000. These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the nine months ended September 30, 2009, the LLC recorded no hedge ineffectiveness in earnings. At September 30, 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $2,911,000.

During the twelve months ending September 30, 2010, the LLC estimates that approximately $3,073,000 will be transferred from AOCI to interest expense.

Non-designated Derivatives

The LLC holds an interest rate swap with a notional balance of approximately $24,672,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of September 30, 2009:

	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	Derivative instruments	$4,710,550

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	Derivative instruments	$1,321,498
Warrants	Other non-current assets	$25,689		$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(246,172)	Interest expense	$(920,242)	Gain (loss) on financial instruments	$-

Nine Months Ended September 30, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(166,073)	Interest expense	$(3,687,880)	Gain (loss) on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a net gain on the statements of operations for the three and nine months ended September 30, 2009 of $54,790 and $76,773, respectively. This net gain was recorded as a component of (gain) loss on financial instruments. The net gain recorded for the three months ended September 30, 2009 was comprised of (i) an unrealized gain of $87,409 relating to interest rate swap contracts, and (ii) an unrealized loss of $32,619 relating to warrants. The net gain recorded for the nine months ended September 30, 2009 was comprised of (i) an unrealized gain of $112,664 relating to interest rate swap contracts and (ii) an unrealized loss of $35,891 relating to warrants.

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts with banks of internationally acknowledged standing only, the LLC considers the counterparty risk to be remote.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

As of September 30, 2009, the fair value of the derivatives in a liability position was $6,032,048. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2009, the termination value would be $6,241,913.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated (losses) on derivative financial instruments and accumulated gains on currency translation adjustments of ($2,911,006) and $540,610, respectively, at September 30, 2009 and accumulated (losses) on derivative financial instruments and accumulated gains on currency translation adjustments of ($6,432,813) and $157,534, respectively, at December 31, 2008.

(12)	Fair Value Measurements

The LLC accounts for the fair value of financial instruments in accordance with the accounting pronouncements, which require assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

Financial Assets and Liabilities Measured on a Recurring Basis

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$25,689	$-	$25,689

Liabilities:

Derivative liabilities	$-	$6,032,048	$-	$6,032,048

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(12)	Fair Value Measurements - continued

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the warrants was recorded in other non-current assets and the fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of September 30, 2009:

	September 30, 2009	Level 1(1)	Level 2(2)	Level 3(3)	Total Impairment Loss
Leased equipment at cost	$49,914,775	-	$3,914,775	$46,000,000	$36,381,554
Investment in joint venture	$4,182,833	-	$4,182,833	$-	$1,543,192

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt and mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	September 30, 2009
	Carrying Amount	Fair Value

Non-recourse long-term debt	$6,800,000	$6,821,925
Mortgage note receivable	$12,722,006	$14,822,649

(13)	Commitments and Contingencies

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(13)	Commitments and Contingencies - continued

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  No amounts were accrued at September 30, 2009 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

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

 We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We anticipate investing in equipment leases, other financing transactions, and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

Recent Significant Transactions

We entered into the following recent significant transactions since December 31, 2008:

Container Vessels

On June 21, 2006, we, through our wholly-owned subsidiaries ICON European Container and ICON European Container II, acquired four 3,300 TEU container vessels. The ZIM Vessels owned by ICON European Container and ICON European Container II are subject to bareboat charters with ZIM that expire in November 2010 and January 2011, respectively.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of developments in the market for containership vessels and the related impact on the shipping industry, the Manager reviewed our investments in the ZIM Vessels that are subject to bareboat charters with ZIM.

The following factors, among others, indicated that the net book value of the ZIM Vessels might not be recoverable: (i) ZIM’s current financial condition, which has prompted it to require concessions on hire payments under charters that extend beyond June 30, 2010; (ii) the age of the ZIM Vessels, which have less years of remaining economic useful life than comparable assets available in the market, thereby limiting the potential for the ZIM Vessels to benefit from a future recovery in this asset class; and (iii) the continued unprecedented decline in charter rates and asset values for this class of vessel in the industry as a whole, thereby undermining the value expectations of such vessels.

In accordance with accepted valuation techniques and our accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable. Based on our Manager’s review, the net book value exceeded the undiscounted cash flows, and the net book value of the container vessels exceeded the fair value and, as a result, we recognized a non-cash impairment charge of approximately $35,147,000 relating to the write down in value of the ZIM Vessels. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures.

On October 30, 2009, we entered into the European Containers Bareboat Amendment. The purpose of the restructuring was to provide the charterers with additional flexibility while at the same time attempting to preserve our projected economic return on our investment.

Handymax Product Tankers

On June 24, 2009, we completed the Bareboat Charter Termination. As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, we were assigned the rights to the underlying time charter for each bareboat charter. The time charters expire at various dates ranging from January 2010 to May 2010. In connection with the Bareboat Charter Termination, we assumed full responsibility for the management of the Top Ships Vessels from Top Ships. Simultaneously with the Bareboat Charter Termination, we entered into a consulting and services agreement with Empire to manage all of the Top Ships Vessels. We agreed to pay Empire a fee to manage the Top Ships Vessels and pay any costs incurred from the operation of the vessels. As a result of the Bareboat Charter Termination, we recorded a net gain on lease termination of approximately $25,659,000 during the nine months ended September 30, 2009.

On September 23, 2009, we, through our wholly-owned subsidiaries, defaulted on the New Fortis Loan due to our failure to make required payments under the agreement. We are currently in active discussions with Fortis and are attempting to restructure the New Fortis Loan. We have classified the balance of the outstanding non-recourse long-term debt under this agreement as current at September 30, 2009.

Manufacturing Equipment

On December 11, 2007, we and Fund Twelve formed ICON EAR, with ownership interests of 45% and 55%, respectively.  On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000. During June 2008, we and Fund Twelve made additional contributions to ICON EAR, which were used to complete another purchase from and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000. We and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term commenced on July 1, 2008 and expires on June 30, 2013.

On April 24, 2008, we, through our wholly-owned subsidiary ICON EAR II, completed the purchase of and simultaneously leased back semiconductor manufacturing equipment from EAR for approximately $6,348,000. We paid acquisition fees of approximately $190,000 to our Manager in connection with this transaction. The base lease term is 60 months and expires on June 30, 2013.

As additional security for the above mentioned transactions, ICON EAR and ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR and ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we believe that we are adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine our ability to collect the amounts due to us in accordance with the leases or the additional security we received.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable.

The following factors, among others, indicated that the net book value of the equipment owned by ICON EAR and ICON EAR II may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through September 30, 2009 and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In accordance with accepted valuation techniques and our accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, long-lived assets are required to be reviewed for impairment when circumstances indicate that the net book value of a long-lived asset may not be recoverable. Based on our Manager’s review, the net book values exceeded the undiscounted cash flows, of the semiconductor manufacturing equipment owned by ICON EAR and ICON EAR II exceeded their fair values and, as a result, ICON EAR and ICON EAR II recognized non-cash impairment charges of approximately $3,429,000 and $1,235,000, respectively. No amount of these impairment charges represents a cash expenditure and our Manager does not expect that any amount of these impairment charges will result in any future cash expenditures. Our share of the impairment loss recorded by ICON EAR was approximately $1,543,000 and was included in the (loss) income from investments in joint ventures in our consolidated statement of operations for the three months ended September 30, 2009.

In addition, ICON EAR and ICON EAR II had net accounts receivable balances outstanding of approximately $573,000 and $51,000, respectively, which were charged to bad debt expense during the three months ended September 30, 2009 in accordance with their respective accounting policies and the above mentioned factors. Our share of the bad debt expense from ICON EAR was approximately $258,000 and was included in the (loss) income from investments in joint ventures in our consolidated statement of operations for the three months ended September 30, 2009. Bad debt expense of approximately $51,000 from ICON EAR II is included in general and administrative expenses in our consolidated statements of operations for the three months ended September 30, 2009.

Due to the global downturn in the automotive industry, on April 15, 2009, GHH and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code.  Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, BKC, has agreed to purchase Heuliez.  On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of our leases.  Subsequently, Heuliez has requested a restructuring of its lease payments and we are actively negotiating terms acceptable to both parties. We have agreed to reduce Heuliez’s lease payments during the period of these negotiations, but expect to collect all amounts due to us in accordance with the lease.

On February 27, 2009, we, Fund Ten and Fund Twelve, entities also managed by our Manager, and IEMC entered into an amended forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI Manchester and four other subsidiaries of MWU with respect to certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and a warrant to purchase 20% of the fully diluted common stock of W Forge, at an exercise price of $0.01 per share exercisable for a period of five years from the grant date. In April 2009, we further restructured the payment obligations of W Forge to give it additional flexibility while at the same time attempting to preserve our projected economic return on our investment. In consideration for this restructuring, we received a warrant from W Forge to purchase an additional 20% of its fully diluted common stock, at an aggregate exercise price of $1,000, exercisable until March 31, 2015. At September 30, 2009, our Manager determined that the fair value of the W Forge warrants was $0.

On January 26, 2009, we sold the manufacturing equipment that was on lease to Gilco for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the nine months ended September 30, 2009.

Telecommunications equipment

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease. We recorded a gain of approximately $111,000 for the three months ended September 30, 2009 in connection with the sale of the telecommunications equipment.  The transaction was effected in order to redeem our 61.39% membership interest in ICON Global Crossing. The sales proceeds will be paid to us and our ownership interest in ICON Global Crossing was assigned 48.69% to Fund Ten and 12.7% to Fund Eight A.  After the redemption, Fund Ten’s and Fund Eight A’s ownership interests in ICON Global Crossing are 79.31% and 20.69%, respectively. Following the transaction, we deconsolidated ICON Global Crossing and recorded a gain on the redemption of our investment of approximately $51,000 for the three months ended September 30, 2009, which was included in interest and other income in our consolidated statements of operations.

Other Recent Accounting Pronouncements

     There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2009. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

      Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Nevertheless, none of the other equipment leasing and financing funds managed by our Manager has experienced any material defaults in payment that would materially impact such fund’s liquidity, cash flows or profitability.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties. In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us. As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  There can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment and there is no information that would cause our Manager to take an  impairment on any of our transactions at this time.

Results of Operations for the Three Months Ended September 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended September 30,
	2009	2008	Change
Rental income	$15,070,264	$19,982,514	$(4,912,250)
Time charter revenue	2,722,356	-	2,722,356
Finance income	609,698	641,882	(32,184)
(Loss) income from investments in joint ventures	(1,209,275)	176,587	(1,385,862)
Net gain on sales of leased equipment	120,919	-	120,919
Net loss on sale of portfolio	-	(271,988)	271,988
Net loss on lease termination	(478,925)	-	(478,925)
Interest and other income	911,292	451,854	459,438

Total revenue	$17,746,329	$20,980,849	$(3,234,520)

Total revenue for the 2009 Quarter decreased $3,234,520, or 15.4%, as compared to the 2008 Quarter. The decrease in total revenue was primarily due to a decrease in rental income, income from investments in joint ventures and net loss on lease termination recorded during the 2009 Quarter. The decrease in rental income resulted from the Bareboat Charter Termination, which accounted for approximately $4,749,000 of the total decrease in rental income during the 2009 Quarter. The decrease in income from investments in joint ventures was due to our investment in ICON EAR,  which recorded an impairment loss and bad debt expense in connection with EAR’s bankruptcy filing that accounted for a decrease of approximately $1,801,000 for the 2009 Quarter. This decrease in income from investments in joint ventures was partially offset by income recorded from our investment in ICON Northern Leasing, LLC (“ICON Northern Leasing”) of approximately $415,000 during the 2009 Quarter. The net loss on lease termination recorded during the 2009 Quarter was due to the Top Ships Vessels being off-hire for a portion of the 2009 Quarter. The decrease in total revenue was partially offset by increases in time charter revenue and interest and other income. The increase in time charter revenue of approximately $2,722,000 during the 2009 Quarter was due to our assumption of the underlying time charters in connection with the Bareboat Charter Termination. The increase in interest and other income was primarily attributable to currency losses recognized during the 2008 Quarter in connection with the sale of the remaining net assets (the “Remaining Net Assets”) in an equipment leasing portfolio (“Leasing Portfolio”).

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended September 30,
	2009	2008	Change
Management fees - Manager	$170,170	$1,037,806	$(867,636)
Administrative expense reimbursements - Manager	321,758	557,413	(235,655)
General and administrative	406,028	341,981	64,047
Vessel operating expense	5,678,590	-	5,678,590
Interest	2,469,289	3,076,106	(606,817)
Depreciation and amortization	25,497,158	13,857,807	11,639,351
Impairment loss	36,381,554	-	36,381,554
Gain on financial instruments	(54,790)	(148,692)	93,902

Total expenses	$70,869,757	$18,722,421	$52,147,336

Total expenses for the 2009 Quarter increased $52,147,336, or 278.5%, as compared to the 2008 Quarter. The increase in total expenses was primarily due to an increase in (i) impairment loss of $36,381,554 from our equipment on lease to ZIM and EAR, (ii) vessel operating expenses in connection with the management of the Top Ships Vessels and (iii) additional depreciation expense recorded on the Top Ships Vessels as a result of the Bareboat Charter Termination. The increase in total expenses was partially offset by a decrease in (i) management fees – Manager, due to our Manager’s suspension of its collection of a portion of management fees through September 30, 2009, (ii) administrative expense reimbursements – Manager and (iii) interest expense recorded for the continued repayment of our outstanding non-recourse debt balance during the 2009 Quarter and a payment of $8,500,000 of the outstanding balance of our non-recourse debt in connection with the termination payments received from the Bareboat Charter Termination.

Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2009 Quarter, the (provision) benefit for income taxes was comprised of ($228,425) in current taxes and $276,008 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2009 Quarter decreased $78,008 as compared to the 2008 Quarter.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to Fund Eleven for the 2009 Quarter and the 2008 Quarter was ($53,592,614) and $1,326,512, respectively. Net (loss) income attributable to Fund Eleven per weighted average additional share of limited liability company interests for the 2009 Quarter and the 2008 Quarter was ($146.11) and $3.61, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change
Rental income	$54,049,093	$70,202,950	$(16,153,857)
Time charter revenue	3,023,317	-	3,023,317
Finance income	1,988,295	3,871,390	(1,883,095)
Income from investments in joint ventures	77,021	1,570,572	(1,493,551)
Net gain on sales of new equipment	-	278,082	(278,082)
Net gain (loss) on sales of leased equipment	196,104	(720,385)	916,489
Net loss on sale of portfolio	-	(11,921,785)	11,921,785
Net gain on lease termination	25,659,491	-	25,659,491
Interest and other income	2,556,319	1,972,464	583,855

Total revenue	$87,549,640	$65,253,288	$22,296,352

Total revenue for the 2009 Period increased $22,296,352, or 34.2%, as compared to the 2008 Period. The increase in total revenue was primarily the result of (i) the net gain on lease termination of $25,659,491 recorded in connection with the Bareboat Charter Termination during the 2009 Period, (ii) the impact of the net loss on the sale of portfolio of $11,921,785 recorded in connection with the sale of the Remaining Net Assets during the 2008 Period and (iii) the time charter revenue of $3,023,317 recorded as a result of the assumption of the underlying time charters in connection with the Bareboat Charter Termination during the 2009 Period.  The increase in total revenue was partially offset by a decrease in (i) rental income, (ii) finance income and (iii) income from investments in joint ventures during the 2009 Period. The decrease in rental income was the result of (i) the sale of the Remaining Net Assets, (ii) a twelve-month extension of the lease for manufacturing equipment owned by ICON French Equipment I, LLC (“ICON French Equipment I”), (iii) the amendment of the lease with W Forge and (iv) the Bareboat Charter Termination, all of which accounted for a cumulative decrease of approximately $19,006,000 during the 2009 Period. These decreases were partially offset by an increase in rental income of approximately $2,853,000 related to (i) the manufacturing equipment acquired by ICON EAR II in April 2008, (ii) the telecommunications equipment acquired by ICON Global Crossing III, LLC (“ICON Global Crossing III”) in June 2008 and (iii) the manufacturing equipment acquired by ICON Pliant, LLC (“ICON Pliant”) in June 2008.  The decrease in finance income was primarily the result of the sale of the Remaining Net Assets, which accounted for approximately $1,839,000 of the decrease in finance income during the 2009 Period.  The decrease in income from investments in joint ventures was due to (i) our investment in ICON EAR, which recorded an impairment loss and bad debt expense in connection with EAR’s bankruptcy filing that accounted for a decrease of approximately $1,801,000 for the 2009 Period and (ii) a gain on foreign currency translation of approximately $1,147,000 recorded during the 2008 Period. These decreases in income from investments in joint ventures were partially offset by an increase in income from investments in joint ventures in ICON Northern Leasing and ICON EAR of approximately $1,475,000 during the 2009 Period as compared to the 2008 Period.

Expenses for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change
Management fees - Manager	$2,185,858	$4,216,992	$(2,031,134)
Administrative expense reimbursements - Manager	1,607,232	3,167,296	(1,560,064)
General and administrative	1,603,889	2,383,577	(779,688)
Vessel operating expense	5,992,455	-	5,992,455
Interest	7,795,762	9,872,200	(2,076,438)
Depreciation and amortization	54,509,925	51,237,519	3,272,406
Impairment loss	36,381,554	-	36,381,554
(Gain) loss on financial instruments	(76,773)	41,628	(118,401)

Total expenses	$109,999,902	$70,919,212	$39,080,690

Total expenses for the 2009 Period increased $39,080,690, or 55.1%, as compared to the 2008 Period. The increase in total expenses was primarily due to an increase in impairment loss, vessel operating expense and depreciation and amortization. The increase incurred in impairment loss expense of $36,381,554 was due to the impairment of our equipment on lease to European Containers I, European Containers II and EAR II.  The vessel operating expense incurred during the 2009 Period was a result of our management of the Top Ships Vessels commencing in June 2009. The net increase in depreciation and amortization expense was primarily due to approximately $14,898,000 of additional depreciation and amortization expense recorded during the 2009 Period, which included depreciation and amortization expense (i) on the Top Ships Vessels as a result of the Bareboat Charter Termination and (ii) as a result of the 2008 acquisitions of equipment by ICON EAR II, ICON Global Crossing III and ICON Pliant. This increase in depreciation and amortization expense was partially offset by a decrease in depreciation and amortization expense primarily related to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $11,279,000 during the 2009 Period. The increase in total expenses was offset by a decrease in (i) interest expense, (ii) management fees – Manager, (iii)  administrative expense reimbursements – Manager and (iv) general and administrative expenses recorded during the 2009 Period. The decrease in interest expense was due to (i) the continued repayment of our outstanding non-recourse debt balance during the 2009 Period, (ii) a payment of $8,500,000 of our outstanding non-recourse debt in connection with the termination payments received from the Bareboat Charter Termination, and (iii) the transfer of all of the non-recourse debt outstanding in connection with the sale of the Remaining Net Assets. The decrease in management fees – Manager was due to our Manager’s suspension of its collection of a portion of management fees through September 30, 2009. The decrease in general and administrative expenses was primarily a result of the sale of the Remaining Net Assets.

Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2009 Period, the (provision) benefit for income taxes was comprised of ($488,603) in current taxes and $661,804 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2009 Period increased $102,439 as compared to the 2008 Period. The increase in the net income attributable to noncontrolling interests was primarily due to our investment in ICON Pliant during June 2008.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to Fund Eleven for the 2009 Period and the 2008 Period was $23,850,725 and $4,429,434, respectively. Net loss attributable to Fund Eleven per weighted average additional share of limited liability company interests for the 2009 Period and the 2008 Period was $65.02 and $12.07, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2009, compared to December 31, 2008.

Total Assets

Total assets decreased $97,115,886, from $408,178,159 at December 31, 2008 to $311,062,273 at September 30, 2009.  The decrease was primarily due to approximately $54,199,000 of continued depreciation of our leased equipment, $29,190,000 of repayment of our non-recourse debt, approximately $25,037,000 of cash distributions to our members, approximately $36,400,000 of impairment losses on our equipment on lease to European Containers I, European Containers II and EAR II and approximately $5,992,000 in vessel operating expenses paid in connection with the operations of the Top Ships Vessels. These decreases were partially offset by approximately $55,100,000 of cash collected from rental payments with respect to our operating leases and the termination payments received in connection with the Bareboat Charter Termination.

Current Assets

Current assets increased $13,868,581, from $18,466,070 at December 31, 2008 to $32,334,651 at September 30, 2009.  The increase was primarily due to (i) the collection of approximately $43,400,000 of rental payments with respect to our operating leases, (ii) termination payments of approximately $11,700,000 received in connection with the Bareboat Charter Termination, (iii) approximately $5,493,000 due from an affiliate for the redemption of our membership interest in ICON Global Crossing, (iv) approximately $2,603,000 of accounts receivable relating to our time charters in connection with the Top Ships Vessels, our bareboat charters with ZIM and our leases  with Heuliez and W Forge, (v) net deferred time charter expense of approximately $3,006,000 recorded in connection with the Bareboat Charter Termination and (vi) unbilled receivables of approximately $1,659,000 classified in other current assets relating to the amendment of our lease with W Forge. These increases were partially offset by (i) $29,190,000 of repayment of our non-recourse debt and (ii) approximately $25,037,000 of cash distributions to our members.

Total Liabilities

Total liabilities decreased $45,372,708, from $183,531,732 at December 31, 2008 to $138,159,024 at September 30, 2009. The decrease was primarily due to approximately $27,659,000 of scheduled repayments of our non-recourse debt and the payment of $8,500,000 of our outstanding non-recourse debt in connection with the termination payments received from the Bareboat Charter Termination. In addition, Top Ships waived its rights to the second priority non-recourse debt outstanding in connection with the Bareboat Charter Termination, which accounted for a decrease of approximately $9,548,000 in the total non-recourse debt balance.

Current Liabilities

Current liabilities increased $15,211,196, from $63,077,445 at December 31, 2008 to $78,288,641 at September 30, 2009. The increase was primarily due to (i) approximately $18,641,000 of non-recourse long-term debt reclassified to current liabilities due to our default on the New Fortis Loan and (ii) $2,260,000 in new borrowings under our revolving line of credit. These increases were partially offset by (i) a decline of approximately $3,226,000 in the fair value of our derivative instruments and (ii) a decrease in deferred revenue of approximately $1,535,000 that was primarily due to the Bareboat Charter Termination and the decline in the charter hire billed in connection with ICON European Container and ICON European Container II.

Equity

Equity decreased $51,743,178, from $224,646,427 at December 31, 2008 to $172,903,249 at September 30, 2009. The decrease was primarily due to (i) the net loss recorded during the 2009 Period, (ii) the deconsolidation of our noncontrolling interest in ICON Global Crossing, and (iii) distributions to our members and noncontrolling interests. These increases were partially offset by the unrealized gain recorded on our derivative instruments and currency translation adjustments.

Liquidity and Capital Resources

Cash Flows Summary

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $5,506,096 and $7,670,929, respectively. During our operating period, our main source of cash has been from and will continue to be from operating activities. Our main use of cash during our operating period has been in and will continue to be in investing and financing activities.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2009, the cash reserve was $1,825,993.

Cash Flows

The following table sets forth summary cash flow data:

	Nine Months Ended September 30,
	2009	2008

Net cash provided by (used in)

Operating activities	$51,524,531	$53,892,040
Investing activities	3,239,547	(28,497,341)
Financing activities	(56,858,934)	(52,418,684)
Effects of exchange rates on cash and cash equivalents	(69,977)	23,934

Net decrease in cash and cash equivalents	$(2,164,833)	$(27,000,051)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $2,367,509, from $53,892,040 in the 2008 Period to $51,524,531 in the 2009 Period. The decrease was primarily due to (i) the sale of the Remaining Net Assets (primarily a reduction in the collection of rental and finance lease payments) during the 2008 Period, and (ii) a decrease in the rental payments collected related to the equipment subject to lease by ICON European Container, ICON European Container II, ICON French Equipment I and ICON Doubtless, LLC, ICON Spotless, LLC, ICON Faithful, LLC and Isomar Marine Company Limited. These decreases were partially offset by the termination payments received in connection with the Bareboat Charter Termination and the increase in the collection of rental and finance lease payments received related to the acquisition of equipment subject to lease by ICON Global Crossing III, ICON EAR II and ICON Pliant.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $15,667,150, from $20,236,996 in the 2008 Period to $4,569,846 in the 2009 Period. This decrease was primarily due to a decline in the amount of proceeds we received from sales of new and leased equipment, partially offset by an increase in the distributions we received from our joint ventures in excess of their profits during the 2009 Period. The increase in distributions we received from joint ventures was due to our investments in ICON EAR and ICON Northern Leasing.

Uses of Cash

 Uses of cash in investing activities decreased $47,404,038 from $48,734,337 in the 2008 Period to $1,330,299 in the 2009 Period. The decrease was primarily due to a decrease in the investments in equipment subject to lease as no new investments in equipment subject to lease were made during the 2009 Period.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased $17,890,510, from $20,150,510 in the 2008 Period to $2,260,000 in the 2009 Period. The decrease was due to a decrease in the proceeds received from the incurrence of non-recourse long-term debt following the sale of the Remaining Net Assets in May 2008. This reduction was partially offset by borrowings under our revolving line of credit.

Uses of Cash

Uses of cash in financing activities decreased $13,450,260, from $72,569,194 in the 2008 Period to $59,118,934 in the 2009 Period. The decrease was primarily due to a decrease in the amount of non-recourse debt obligations repaid during the 2009 Period following the sale of the Remaining Net Assets.

Sources of Liquidity

Cash generated by our operating activities continues to be our most significant source of liquidity during our operating period. We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the year ending December 31, 2009, including the repayment of principal and interest on our non-recourse debt obligations, repayment of our revolving line of credit, distributions to our members and noncontrolling interests, general and administrative expenses, new investment opportunities, management fees, and administrative expense reimbursements. We anticipate that our liquidity requirements for the years ending December 31, 2010 through December 31, 2013 will be financed by the expected results of our operations, as well as cash received from our investments at maturity. In addition, our revolving line of credit had $22,375,000 available as of September 30, 2009 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

As discussed above, we anticipate being able to meet our liquidity requirements into the foreseeable future. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2009 of $117,867,433. The majority of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.

On September 23, 2009, we, through our wholly-owned subsidiaries, defaulted on the New Fortis Loan due to our failure to make required payments under the agreement. We are currently in active discussions with Fortis and are attempting to restructure the New Fortis Loan. We have classified the balance of the outstanding non-recourse long-term debt under this agreement as current at September 30, 2009.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $250,369, $24,786,435 and $4,775,743, respectively, for the 2009 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

 At September 30, 2009, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2009, our outstanding non-recourse indebtedness was $117,867,433. We had borrowings outstanding of $7,260,000 under our revolving line of credit at September 30, 2009. Subsequent to September 30, 2009, we repaid $5,000,000, which reduced our outstanding loan balance to $2,260,000.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at September 30, 2009 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 48 Shares during the 2009 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended September 30, 2009:

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
July 1, 2009 through July 31, 2009	29	$776.93
August 1, 2009 through August 31, 2009	-	$-
September 1, 2009 through September 30, 2009	19	$696.84
Total	48

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on February 15, 2005 (File No. 333-121790)).

4.1
Amended and Restated Limited Liability Company Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 29, 2006 (File No. 333-133730)).

4.2
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed August 23, 2006).

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, dated as of June 20, 2007, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed June 6, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

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

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
       (Manager of the Registrant)

November 13, 2009

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 13, 2009

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 13, 2009

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

42