Form 10-K
period 2009-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2010-03-31
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

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
  Yes    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer         Non-accelerated filer ☑     Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for shares of limited liability company interests of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 19, 2010 is 362,390.

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

Item 1. Business

Our History

ICON Leasing Fund Eleven, LLC (the “LLC” or “Fund Eleven”) was formed on December 2, 2004 as a Delaware limited liability company.  The LLC will continue until December 31, 2024, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into pursuant to the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

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

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993.  Through December 31, 2009, we repurchased 2,106 Shares, bringing the total number of outstanding Shares to 363,093. From May 6, 2005 through April 21, 2007, we paid sales commissions to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”). The sales commissions and fees paid to our Manager and its affiliate are recorded as a reduction of our equity.  Through December 31, 2007, we paid (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expense allowance to our Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities.

Our Business

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third parties, provide equipment and other financing and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to members. We anticipate that the operating period will end five years from the end of our offering period, or April 2012.  However, our Manager may, at its sole discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then begin to sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

At December 31, 2009 and 2008, we had total assets of $272,679,410 and $408,178,159, respectively. For the year ended December 31, 2009, three lessees accounted for approximately 63.0% of our total rental and finance income of $66,647,989. We had a net loss attributable to us for the year ended December 31, 2009 of $45,095,916. For the year ended December 31, 2008, three lessees accounted for approximately 55.4% of our total rental and finance income of $94,660,802.   We had a net loss attributable to us for the year ended December 31, 2008 of $5,797,721. For the year ended December 31, 2007, two lessees accounted for approximately 36.1% of our total rental and finance income of $110,902,719. We had a net loss attributable to us for the year ended December 31, 2007 of $2,478,993.

At December 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Lumber Processing Equipment

•
We own equipment, plant and machinery that is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”). The lease expires in November 2013. We also hold a related mortgage note receivable that is due on December 1, 2013.

Marine Vessels

Container Vessels

•
We own four container vessels on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”), the M/V ZIM Andaman Sea (f/k/a ZIM America), the M/V ZIM Hong Kong, the M/V ZIM Israel, and the M/V ZIM Japan Sea. We will receive payments through September 30, 2014 in accordance with each bareboat charter.

Handymax Product Tankers

•
We own four Handymax product tankers, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”), which are subject to time charters. The time charters expire at various dates ranging from May 2010 to November 2010.

Aframax Product Tankers

•
We own two Aframax product tankers, the M/T Senang Spirit (the “Senang Spirit”) and the M/T Sebarok Spirit (the “Sebarok Spirit”) (collectively, the “Teekay Vessels”), which are subject to bareboat charters with subsidiaries of Teekay Corporation (“Teekay”) that expire in April 2012.

Telecommunications Equipment

•
We have a 13.26% ownership interest in ICON Global Crossing II, LLC (“ICON Global Crossing II”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and Global Crossing North American Networks, Inc (collectively, the “Global Crossing Group”). The lease expires on October 31, 2010.

•
We own, through our wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), telecommunications equipment that is subject to leases with the Global Crossing Group. The leases expire on June 30, 2011 and September 30, 2011.

•
We have a 55% ownership interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment that is subject to a lease with Global Crossing. The lease expires on December 31, 2010.

Manufacturing Equipment

•
We own, through our wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), auto parts manufacturing equipment, which was purchased from and leased back to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). The leases expire on March 31, 2013.

•
We own machining and metal working equipment subject to lease with MW Scott, Inc. (“Scott”), MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), all of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  The leases expire on December 31, 2012.

•
We have a promissory note with Cerion MPI, LLC (“Cerion MPI”), an entity affiliated with W Forge Holdings, Inc. (“W Forge”). Cerion MPI delivered this promissory note as part of the consideration received in connection with the sale of our equipment previously on lease to W Forge.  The promissory note bears interest at the rate of 14% per year and is payable monthly in arrears for the period from January 1, 2010 to December 31, 2013.  The promissory note is guaranteed by Cerion MPI’s parent company, Cerion, LLC.

•
We have a 45% ownership interest in ICON EAR, LLC (“ICON EAR”), which purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”).  The lease was scheduled to expire on June 30, 2013; however, in October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our Manager concluded that the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, we recognized a non-cash impairment charge. As of December 31, 2009, we have classified these assets as held for sale.

•
We own, through our wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), semiconductor manufacturing equipment, which was purchased from and leased back to EAR.  The lease was schedule to expire on June 30, 2013; however, in October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our Manager concluded that the net book value of the semiconductor manufacturing equipment exceeded the fair value and, as a result, we recognized a non-cash impairment charge. As of December 31, 2009, we have classified these assets as held for sale.

•
We have a 55% ownership interest in ICON Pliant, LLC (“ICON Pliant”), which owns manufacturing equipment purchased from and simultaneously leased back to Pliant Corporation (“Pliant”). The equipment is subject to a 60-month lease that expires on September 30, 2013.

Notes Receivable Secured by Credit Card Machines

•
We have a 35% ownership interest in ICON Northern Leasing, LLC ("ICON Northern Leasing"), which holds four promissory notes (the “Northern Notes”) issued by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. The Northern Notes are secured by an underlying pool of leases for credit card machines.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2009, 2008 and 2007, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees. Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.  Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, time charters and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 17 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares. In addition to the following disclosures, please refer to the other information contained in this Annual Report including the consolidated financial statements and the related notes.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

If you choose to request that we repurchase your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the fund.

You may request that we repurchase up to all of your Shares. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Shares, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Shares are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

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

Your Shares may be diluted.

Some investors, including our Manager and its officers, directors and other affiliates, may have purchased Shares at discounted prices and generally will share in our revenues and distributions based on the number of Shares that they purchased, rather than the discounted subscription price paid by them for their Shares. As a result, investors who paid discounted prices for their Shares will receive higher returns on their Shares as compared to investors who paid the entire $1,000 per Share.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we send to fiduciaries of plans subject to ERISA and to certain other parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

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

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments and the dispositions we make. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2009, our Manager is managing seven other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, are resolved by our Manager’s investment committee, which also serves as the investment committee for other funds managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us.

The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our additional members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments.

Furthermore, we borrowed a significant portion of the purchase price of certain of our investments.  As a consequence, we paid greater fees to our Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments.  The reimbursement of expenses and payment of fees could adversely affect our ability to make distributions to our additional members.

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

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our members may not have access to timely information concerning us, our operations, and our financial results.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities managed  by our Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), are party to the revolving line of credit agreement with CB&T, as amended.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

A significant part of the value of a significant portion of the equipment that we invest in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment). Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the equipment at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

We typically obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee is in violation of any material terms of such agreements; and
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

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our members. Even with transactions requiring payments in U.S. dollars, the equipment may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

We have the ability to invest in joint ventures with other businesses our Manager manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our Manager and its affiliates have.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer financing at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer when liquidating our portfolio, which may affect our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire equipment that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the equipment is placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 19, 2010
Manager (as a member)	1
Additional members	8,632

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each member is admitted through the end of our operating period, which we currently anticipate will be in April 2012.  We paid distributions to additional members totaling $33,047,095, $33,072,923 and $37,151,073, for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, we paid our Manager distributions of $333,811, $334,071 and $375,190, for the years ended December 31, 2009, 2008 and 2007, respectively.  The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $347.29 per Share as of December 31, 2009.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

Following the termination of the offering of our Shares, the estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $347.29 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Shares.

     The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $347.29 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  However, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

					Period From May
					6, 2005
					(Commencement
					of Operations)
					through
	Years Ended December 31,				December 31,
	2009	2008	2007	2006	2005
Total revenue (a)	$103,194,237	$86,766,901	$117,617,106	$71,897,046	$761,758
Net loss attributable to Fund Eleven (b)	$(45,095,916)	$(5,797,721)	$(2,478,993)	$(4,696,606)	$(404,201)
Net loss attributable to Fund Eleven allocable to additional members	$(44,644,957)	$(5,739,744)	$(2,454,203)	$(4,649,640)	$(400,159)
Net loss attributable to Fund Eleven allocable to the Manager	$(450,959)	$(57,977)	$(24,790)	$(46,966)	$(4,042)

Weighted average number of additional shares
of limited liability company interests outstanding	363,139	363,414	352,197	197,957	58,665
Net loss attributable to Fund Eleven per weighted average
additional share of limited liability company interests	$(122.94)	$(15.79)	$(6.97)	$(23.49)	$(6.82)

Distributions to additional members	$33,047,095	$33,072,923	$37,151,073	$16,600,276	$2,556,112
Distributions per weighted average additional
share of limited liability company interests	$91.00	$91.01	$105.48	$83.86	$43.57
Distributions to the Manager	$333,811	$334,071	$375,190	$167,738	$25,834

	December 31,
	2009	2008	2007	2006	2005
Total assets (c)	$272,679,410	$408,178,159	$595,752,005	$530,841,551	$91,701,701
Recourse and non-recourse debt (d)	$117,199,058	$168,449,633	$285,494,408	$260,926,942	$-
Members' equity	$136,378,244	$210,185,781	$261,223,876	$232,896,485	$90,255,266

(a)
During 2009, we had an increase in total revenue of approximately $16,427,000 as compared to 2008. This increase was primarily the result of (i) the impact of the termination of the bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) in June 2009 (the “Bareboat Charter Termination”), (ii) the impact of the sale of the net assets in the leasing portfolio in May 2008, and  (iii) the net gain recorded on the sales of leased equipment during 2009. In 2008, we had a decrease in total revenue of approximately $30,850,000. This was primarily attributable to the sale of the net assets in the leasing portfolio in May 2008.

(b)
During 2009, we had a net loss attributable to us of $45,095,916 as compared to a net loss attributable to us of $5,797,721 in 2008. The increase in the net loss attributable to us in 2009 as compared to 2008 was  primarily due to (i) an impairment loss recorded during 2009 in connection with the equipment on lease to ZIM and EAR and the M/T Faithful, (ii) the impact of the Bareboat Charter Termination, (iii) the impact of the sale of the net assets in the leasing portfolio in May 2008, and (iv) the sales of leased equipment during 2009. In 2008, we had a net loss attributable to us of $5,797,721 as compared to a net loss attributable to us in 2007 of $2,478,993. This was primarily attributable to the impact of the sale of the net assets in the leasing portfolio in May 2008.

(c)
During 2009, total assets decreased $135,498,749 as compared to 2008. The decrease was primarily due to (i) an impairment loss recorded during 2009 as discussed in footnote (b) and (ii) the impact of the Bareboat Charter Termination.

(d)
During 2009, the outstanding balance of our recourse and non-recourse debt decreased $51,250,575 as compared to 2008.  The decrease was primarily attributable to the repayment of our recourse and non-recourse debt.

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

Overview

We operate as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third parties, provide equipment and other financing and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

 We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases, other financing transactions, and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

Industry Trends Prior to the Recent “Credit Crisis”

The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment financing volume.  According to information provided by the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), based on information from the United States Department of Commerce Bureau of Economic Analysis and Global Insight, Inc., a global forecasting company, total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007.  Similarly, during the same period, total domestic equipment financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2010, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and South America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets have deteriorated significantly over the past two years. The U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $61 billion between the last quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $89 billion between the second and third quarters of 2009.

While some of the reduction is due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume include the following:

• lack of liquidity to provide new financing and/or refinancing;

•  heightened credit standards and lending criteria (including ever-increasing spreads, fees, and other costs, as well as lower advance rates and shorter tenors, among other factors) that have hampered some demand for and issuance of new financing and/or refinancing;

• net charge offs of and write-downs on outstanding financings; and

•  many lenders being sidetracked from providing new lending by industry consolidation, management of existing portfolios and relationships, and amendments (principally covenant relief and “amend and extend”).

In addition, the volume of issuance of high yield bonds and, to a lesser extent, investment grade bonds has risen significantly over the past few quarters, a significant portion of the proceeds of which have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends.  According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2010, global equipment leasing volume decreased to approximately $644 billion in 2008.  For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent credit crisis, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the “credit crisis,” reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2009, 2008 and 2007:

Lumber Processing Equipment

On November 8, 2006, we, through two wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with Teal Jones by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones. The 84-month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.  The total lease financing amount was approximately $22,224,000.  We paid an acquisition fee to our Manager of approximately $667,000 relating to this transaction.

In connection with the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Teal Jones Note”). The Teal Jones Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones, where substantially all of the equipment is operated.  The Teal Jones Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013. The Teal Jones Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2009 and 2008, the principal balance of the Teal Jones Note was $12,722,006 and was reflected as mortgage note receivable on our accompanying consolidated balance sheets. We paid an acquisition fee to our Manager of approximately $399,000 relating to this transaction.

On December 10, 2009, ICON Teal Jones restructured the lease payment obligations of Teal Jones to provide Teal Jones with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.

Marine Vessels

Container Vessels

On June 21, 2006, we, through our wholly-owned subsidiaries, ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II” and, together with ICON European Container, the “ZIM Purchasers”), acquired four container vessels from Old Course Investments LLC (“Old Course”).  The M/V ZIM Andaman Sea (f/k/a ZIM America) and the M/V ZIM Japan Sea (both owned by ICON European Container) are subject to bareboat charters that expire in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by ICON European Container II) are subject to bareboat charters that expire in January 2011.  These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM.

The purchase price for the ZIM Vessels was approximately $142,500,000, including (i) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”) and (ii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM, less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels.  We incurred professional fees of approximately $336,000 and paid our Manager an acquisition fee of approximately $4,236,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of developments in the market for containership vessels and the related impact on the shipping industry, our Manager reviewed our investments in the ZIM Vessels that are subject to bareboat charters with ZIM.

At the time of our Manager’s review, the following factors, among others, indicated that the net book value of the ZIM Vessels might not be recoverable: (i) ZIM’s financial condition, which prompted it to require concessions on hire payments under charters that extend beyond June 30, 2010; (ii) the age of the ZIM Vessels, which have less years of remaining economic useful life than comparable assets available in the market, thereby limiting the potential for the ZIM Vessels to benefit from a future recovery in this asset class; and (iii) a continued unprecedented decline in charter rates and asset values for this class of vessel in the industry as a whole, thereby undermining the value expectations of such vessels.

Based on our Manager’s review, the net book value exceeded the fair value of the container vessels and, as a result, we recognized a non-cash impairment charge of approximately $35,147,000 relating to the write down in value of the ZIM Vessels. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures.

On October 30, 2009, the ZIM Purchasers amended the bareboat charters for the ZIM Vessels to restructure each respective charterer’s payment obligations so that we will continue to receive payments, subsequent to the end of each bareboat charter in November 2010 and January 2011, through September 30, 2014 in accordance with each amended charter (the “European Containers Charter Amendments”).

On February 9, 2010, the ZIM Purchasers amended the HSH Loan Agreement (the “Amended Facility Agreement”) to correspond with the revised payment schedule in the European Containers Charter Amendments, which also cured the debt that was in default as of December 31, 2009.

Handymax Product Tankers

On June 16, 2006, we, through our wholly-owned subsidiaries, ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), acquired the Top Ships Vessels from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Top Ships Vessels directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Top Ships Purchasers”).

The Top Ships Vessels were subject to bareboat charters with subsidiaries of Top Ships. The bareboat charters were set to expire in February 2011.  The purchase price for the Top Ships Vessels was approximately $115,097,000, including (i) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (ii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations, less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. We incurred professional fees of approximately $290,000 and paid our Manager an acquisition fee of approximately $3,379,000 relating to these transactions.  These fees were capitalized as part of the acquisition cost of the Top Ships Vessels.

On June 24, 2009, the Top Ships Purchasers terminated the bareboat charters with subsidiaries of Top Ships per the request of Top Ships. As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the Top Ships Purchasers were assigned the rights to the underlying time charter for each bareboat charter. The time charters expire at various dates ranging from May 2010 to November 2010. In connection with the Bareboat Charter Termination, the Top Ships Purchasers assumed full responsibility for the management of the Top Ships Vessels from Top Ships. Simultaneously with the Bareboat Charter Termination, the Top Ships Purchasers entered into a consulting and services agreement with Empire Navigational, Inc. (“Empire”) to manage all of the Top Ships Vessels. The Top Ships Purchasers agreed to pay Empire a fee to manage the Top Ships Vessels and pay any costs incurred from the operation of the vessels. As a result of the Bareboat Charter Termination, we recorded a net gain on lease termination of approximately $25,142,000 during the year ended December 31, 2009.

On September 23, 2009, the Top Ships Purchasers defaulted on a two-year non-recourse long-term loan (the “New Fortis Loan”) with Fortis Bank NV/SA (“Fortis”) due to their failure to make required payments under the agreement. The Top Ships Purchasers are currently in active discussions with Fortis and are attempting to restructure the New Fortis Loan.  We have classified the balance of the outstanding non-recourse long-term debt under this agreement as current at December 31, 2009.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of developments in the market for product tankers and the related impact on the shipping industry, our Manager reviewed our investment in the M/T Faithful, which is subject to a time charter.  As the time charter of the M/T Faithful ends during the first half of 2010 and current market conditions are unfavorable, our Manager determined that indicators of impairment exist.  Based on our Manager’s review, the net book value exceeded the undiscounted cash flows, and the net book value of the product tanker exceeded the fair value and, as a result, we recognized a non-cash impairment charge of approximately $5,827,000 relating to the write down in value of the M/T Faithful. No amount of this impairment charge represents a cash expenditure.

Aframax Product Tankers

On April 11, 2007, we, through our wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired the Teekay Vessels from an affiliate of Teekay. The purchase price for the Teekay Vessels was approximately $88,000,000, including borrowings of approximately $66,660,000 of non-recourse debt under a secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corporation (“Fortis Capital”). We paid an acquisition fee to our Manager of approximately $2,640,000 in connection with this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Purchasers entered into a bareboat charter for each of the Teekay Vessels with an affiliate of Teekay for a term of 60 months. The bareboat charters expire in April 2012.

Leasing Portfolio

On March 7, 2006, we acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”).  The Leasing Portfolio was acquired, effective as of March 1, 2006, by us from our Manager and ICON Canada, Inc., an affiliate of our Manager, for approximately $144,591,000. Our Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

On May 19, 2008, we sold substantially all of the net assets in the Leasing Portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  We recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000. As a result, we recorded a net loss of approximately $11,922,000 during the year ended December 31, 2008.

Telecommunications Equipment

On November 17, 2005, we, along with Fund Ten and ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment from various vendors. On March 31, 2006, we made an additional capital contribution of approximately $7,733,000, which changed our, Fund Eight A’s and Fund Ten’s ownership interests to 61.39%, 7.99% and 30.62%, respectively. The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which our share was approximately $15,429,000.  ICON Global Crossing purchased approximately $22,100,000 of equipment during February and March 2006 and approximately $3,200,000 of additional equipment during April 2006, all of which is subject to a 48-month lease with Global Crossing that expires on March 31, 2010. We paid initial direct costs in the form of legal fees of approximately $200,000. We also paid an acquisition fee to our Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease. We recorded a gain of approximately $111,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.  Accordingly, our 61.39% membership interest in ICON Global Crossing was sold and we deconsolidated ICON Global Crossing and recorded a gain on the sale of our investment of approximately $51,000 for the year ended December 31, 2009, which was included in interest and other income in our consolidated statements of operations.

On September 27, 2006, Fund Ten and Fund Nine formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of telecommunications equipment that is subject to a 48-month lease with the Global Crossing Group that expires on October 31, 2010.  On October 31, 2006, we made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with the Global Crossing Group that expires on October 31, 2010. We paid approximately $55,000 in acquisition fees to our Manager relating to this transaction.

On December 29, 2006, we purchased, through our wholly-owned subsidiary, ICON Global Crossing III, telecommunications equipment for approximately $9,779,000. This equipment is subject to a 48-month lease with the Global Crossing Group, which expires on December 31, 2010. We paid an acquisition fee to our Manager of approximately $293,000 relating to this transaction.  During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group, which expires on February 28, 2011. We paid an acquisition fee to our Manager of approximately $207,000 relating to this transaction. On June 27, 2008 and September 23, 2008, we acquired, through ICON Global Crossing III, additional telecommunications equipment from various vendors for aggregate purchase prices of approximately $5,417,000 and $3,991,000, respectively, which was then leased to Global Crossing for a term of 36 months. The leases expire on June 30, 2011 and September 30, 2011, respectively.  We paid acquisition fees to our Manager of approximately $163,000 and $120,000, respectively, in connection with these transactions.

On December 1, 2009, we, through ICON Global Crossing III, and Global Crossing agreed to terminate certain schedules to our lease and, simultaneously with the termination, ICON Global Crossing III sold the equipment to Global Crossing for the aggregate purchase price of $8,390,853 and removed the equipment from our lease. We recorded a gain of approximately $1,010,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.

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

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2009, our Manager determined that the fair value of these warrants was $0.

Manufacturing Equipment

On June 30, 2008, we and Fund Twelve formed ICON Pliant, which entered into an agreement with Pliant to acquire manufacturing equipment for a purchase price of $12,115,000, of which we paid approximately $6,663,000. On July 16, 2008, we and Fund Twelve completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. We and Fund Twelve have ownership interests in ICON Pliant of 55% and 45%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to our Manager of approximately $363,000, of which our share was approximately $200,000.

On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. On September 22, 2009, Pliant assumed its lease with ICON Pliant and on December 3, 2009, Pliant emerged from bankruptcy. To date, Pliant has made all of its lease payments.

On December 11, 2007, we and Fund Twelve formed ICON EAR, with ownership interests of 45% and 55%, respectively. On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000, of which our share was approximately $3,121,000. During June 2008, we and Fund Twelve made additional contributions to ICON EAR, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which our share was approximately $3,958,000. We and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term commenced on July 1, 2008 and expires on June 30, 2013. We paid acquisition fees to our Manager of approximately $212,000 relating to these transactions.

On April 24, 2008, we, through our wholly-owned subsidiary ICON EAR II, completed the purchase and simultaneous leaseback of semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  We paid an acquisition fee of approximately $190,000 to our Manager in connection with this transaction.  The equipment is subject to a 60-month lease that expires on June 30, 2013. As additional security for the above mentioned transactions, ICON EAR and ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR and ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we believe that we are adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine our ability to collect the amounts due to us in accordance with the leases or the additional security we received. As of December 31, 2009, we have classified the remaining ICON EAR II assets as assets held for sale as a result of the involuntary bankruptcy of EAR in the current year.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable.

At the time of our Manager’s review, the following factors, among others, indicated that the net book value of the equipment owned by ICON EAR and ICON EAR II may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy and (ii) EAR’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 2009.

Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment owned by ICON EAR and ICON EAR II exceeded the undiscounted cash flows and exceeded the fair value. As a result, ICON EAR and ICON EAR II recognized non-cash impairment charges of approximately $3,429,000 and $1,235,000, respectively, relating to the write down in value of the semiconductor manufacturing equipment. No amount of these impairment charges represents a cash expenditure. Our share of the impairment loss recorded by ICON EAR was approximately $1,543,000 and was included in the (loss) income from investments in joint ventures in our consolidated statement of operations for the year ended December 31, 2009.

In addition, ICON EAR and ICON EAR II had net accounts receivable balances outstanding of approximately $573,000 and $51,000, respectively, which were charged to bad debt expense during the year ended December 31, 2009 in accordance with their respective accounting policies and the above mentioned factors. Our share of the bad debt expense from ICON EAR was approximately $258,000 and was included in the (loss) income from investments in joint ventures in our consolidated statement of operations for the year ended December 31, 2009. Bad debt expense of approximately $51,000 from ICON EAR II is included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009.

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), Scott, and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MWU, for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  We paid acquisition fees to our Manager for the W Forge, Scott, and Gilco transactions of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of General and AMI, wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively.  We paid acquisition fees to our Manager for the General and AMI transactions of approximately $12,000 and $51,000, respectively.  Each of the leases’ base terms commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and Fund Twelve (together with us, the “Participating Funds”) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  The MWU subsidiaries’ obligations under their leases (including the leases of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.

On June 9, 2008, the Participating Funds entered into a forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain defaults under their lease covenants with us.  The terms of the forbearance agreement included, among other things, the pledge of additional collateral and the grant of a warrant to us for the purchase of 300 shares of capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager (“IEMC”), entered into an amended forbearance agreement with the MWU entities to cure certain non-payment related defaults by the MWU entities under their lease covenants. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015. As of December 31, 2009, our proportionate share of the MWU warrant was 57.3%. At December 31, 2009, our Manager determined that the fair value of the MWU warrant was $0.

On January 26, 2009, we sold the manufacturing equipment that was on lease to Gilco for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the year ended December 31, 2009.

On February 27, 2009, we, Fund Ten, Fund Twelve and IEMC entered into a further amended forbearance agreement with the MWU entities to cure certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and a warrant to purchase 20% of the fully diluted common stock of W Forge, at an exercise price of $0.01 per share exercisable for a period of five years from the grant date. In April 2009, we further restructured the payment obligations of W Forge to give it additional flexibility while at the same time attempting to preserve our projected economic return on our investment. In consideration for this restructuring, we received a warrant from W Forge to purchase an additional 20% of its fully diluted common stock, at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

On December 31, 2009, we and W Forge agreed to terminate our lease and simultaneously with the termination, we sold the equipment to W Forge for approximately $9,437,000 and removed the equipment from the W Forge Holdings lease.  In conjunction with the sale of the equipment, Cerion MPI, delivered a promissory note to us in the principal amount of approximately $10,015,000.  The promissory note bears interest at the rate of 14% per year and is payable monthly in arrears for the period beginning January 1, 2010 and ending December 31, 2013.  The promissory note is guaranteed by Cerion MPI’s parent company, Cerion, LLC.  We recorded a gain of approximately $844,000 for the year ended December 31, 2009 in connection with the sale of the manufacturing equipment.  In connection with the termination of the lease arrangement with W Forge, we also cancelled the warrants received from W Forge. We did not record a gain or loss in connection with the cancellation of the warrants.

On March 30, 2007, we, through our wholly-owned subsidiary, ICON Heuliez, entered into a purchase and sale agreement (the “Heuliez Agreement”) with HSA and Heuliez to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Heuliez Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  We incurred professional fees of approximately $42,000 and paid an acquisition fee to our Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment. The leases expire on March 30, 2012.

On October 26, 2007, HSA and Groupe Henri Heuliez (“GHH”), the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and Heuliez paid all amounts due under the leases through January 1, 2008. As of February 1, 2008, ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and Heuliez for the period beginning February 1, 2008 and ending July 31, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, Heuliez and GHH. The terms of such plan included HSA and Heuliez making reduced payments to ICON Heuliez until January 31, 2009.  Beginning February 1, 2009, full payments under the leases would resume.  In addition, each lease with ICON Heuliez would be extended for an additional year.  During the one year extension, HSA and Heuliez made monthly payments to repay the shortfall resulting from the reduced payments ICON Heuliez received between February 1, 2008 and January 31, 2009.

Due to the global downturn in the automotive industry, on April 15, 2009, GHH and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, Bernard Krief Consultants (“BKC”), has agreed to purchase Heuliez. On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of our leases.  Subsequently, Heuliez requested a restructuring of its lease payments, which has been negotiated, but not finalized. Due to the uncertainty regarding our ability to collect all amounts which are due in accordance with the leases, we will prospectively recognize revenue on a cash basis.  In addition, our Manager has assessed that the collectability of the outstanding accounts receivable balance at December 31, 2009 of approximately $513,000 was doubtful and established a reserve against the receivable.

Notes Receivable Secured by Credit Card Machines

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Twelve, purchased the Northern Notes and received an assignment of the underlying master loan and security agreement (the "MLSA"), dated July 28, 2006. We, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25% and 52.75%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Northern Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Northern Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc., the originator and servicer of the Northern Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Northern Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The Northern Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. Our share of the purchase price of the Northern Notes was approximately $11,051,000 and we paid an acquisition fee to our Manager of approximately $332,000 relating to this transaction.

Note Receivable on Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, we received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which we committed to invest up to $5,000,000. As of June 30, 2008, we had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  We received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by us and we retain our rights thereunder.  At December 31, 2009, our Manager determined that the fair value of this warrant was $79,371.

Recently Adopted Accounting Pronouncements

In 2009, we adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement which relates to noncontrolling interests in consolidated financial statements. As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.  See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

 In 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (“US GAAP”).  All other accounting literature not included in the Codification is considered non-authoritative. This accounting standard is effective for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the us upon adoption. We have conformed our consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009. See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Acquisition fees;
•	Foreign currency translation;
•	Warrants; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as a finance lease, an operating lease or a time charter, which is determined based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease and a time charter, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For time charters, the vessels are stated at cost. Expenditures subsequent to acquisition for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are charged to expense as incurred, are included in vessel operating expenses in our consolidated statements of operations and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

For time charters, we recognize revenue ratably over the period of such charters. Vessel operating expenses are recognized as incurred.

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

For notes receivable, we use the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

The recognition of revenue may be suspended when deemed appropriate by our Manager based on uncollectability, creditworthiness and other considerations, after which revenue will be recognized on a cash basis.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense, in our consolidated statements of operations, on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in our consolidated balance sheets. Unearned income, discounts and premiums are amortized to income as a component of interest income using the effective interest rate method in our consolidated statements of operations. Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in our consolidated statements of operations.

Acquisition Fees

Pursuant to our LLC Agreement, we pay acquisition fees to our Manager equal to 3% of the purchase price for our investments. These fees are capitalized and included in the cost of the investment in our consolidated balance sheets.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss (“AOCI”) in our consolidated balance sheets.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in our consolidated statements of operations.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require us to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. We recognize the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly.  Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties.  In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us.  As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, none of the other equipment leasing and financing funds managed by our Manager has experienced any material defaults in payment that would materially impact such fund’s liquidity, cash flows or profitability.  There can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows. Except as otherwise disclosed in this Annual Report on Form 10-K, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Years Ended December 31, 2009 (“2009”) and 2008 (“2008”)

We are currently in our operating period, which is anticipated to last until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.  During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period.  Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to manage our investment portfolio will increase during this period as the size and volume of activity in our investment portfolio will increase. Our results of operations for 2009 differed from our expectations due to (i) the impact of the Bareboat Charter Termination, (ii) the sales of leased equipment, and (iii) impairments that were made during the year.  The impact of the transactions discussed above and other significant factors that drove the changes in our results of operations for 2009 as compared to 2008 are discussed below.

Revenue for 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Rental income	$64,099,850	$90,009,529	$(25,909,679)
Time charter revenue	5,559,524	-	5,559,524
Finance income	2,548,139	4,651,273	(2,103,134)
Income from investments in joint ventures	345,938	2,071,019	(1,725,081)
Net gain on lease termination	25,141,909	-	25,141,909
Net gain on sales of new equipment	-	278,082	(278,082)
Net gain (loss) on sales of leased equipment	2,050,594	(720,385)	2,770,979
Net loss on sale of portfolio	-	(11,921,785)	11,921,785
Interest and other income	3,448,283	2,399,168	1,049,115

Total revenue	$103,194,237	$86,766,901	$16,427,336

Total revenue for 2009 increased $16,427,336, or 18.9%, as compared to 2008. The increase in total revenue was primarily the result of (i) the net gain on lease termination of $25,141,909 recorded in connection with the Bareboat Charter Termination during 2009, (ii) the impact of the net loss on the sale of portfolio of $11,921,785 recorded in connection with the sale of the Remaining Net Assets during 2008, (iii) the time charter revenue of $5,559,524 recorded as a result of the assumption of the underlying time charters in connection with the Bareboat Charter Termination during 2009, and (iv) the net gain recorded on the sales of leased equipment of $2,050,594 during 2009. The increase in total revenue was partially offset by a decrease in rental income, finance income and income from investments in joint ventures. The decrease in rental income was the result of (i) the sale of the Remaining Net Assets, (ii) management’s decision to put the leases with ICON Heuliez on a cash basis, (iii) the amendment of the lease with W Forge, (iv) the Bareboat Charter Termination, and (v) the liquidation of our investment in ICON Global Crossing, whose results of operations were deconsolidated as of September 30, 2009. These factors accounted for a cumulative decrease of approximately $27,480,000 during 2009. These decreases were partially offset by an increase in rental income of approximately $2,033,000 related to (i) the telecommunications equipment acquired by ICON Global Crossing III in June 2008 and (ii) the manufacturing equipment acquired by ICON Pliant in June 2008. The decrease in finance income was primarily the result of the sale of the Remaining Net Assets, which accounted for approximately $1,839,000 of the decrease in finance income during 2009. The decrease in income from investments in joint ventures was due to (i) our investment in ICON EAR, which recorded an impairment loss, bad debt expense and anticipated selling costs for the asset held for sale in connection with EAR’s bankruptcy filing that accounted for a decrease of approximately $1,930,000 for 2009 and (ii) a gain on foreign currency translation of approximately $1,147,000 recorded during 2008. These decreases in income from investments in joint ventures were partially offset by an increase in income from investments in joint ventures from ICON Northern Leasing in the amount of approximately $1,696,000 during 2009 as compared to 2008.

Expenses for 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Management fees - Manager	$2,185,858	$5,110,375	$(2,924,517)
Administrative expense reimbursements - Manager	1,951,850	3,586,973	(1,635,123)
General and administrative	3,683,435	3,711,909	(28,474)
Vessel operating expense	13,926,255	-	13,926,255
Depreciation and amortization	73,052,380	65,065,983	7,986,397
Interest	9,937,136	13,674,261	(3,737,125)
Impairment loss	42,208,124	-	42,208,124
(Gain) loss on financial instruments	(346,739)	830,336	(1,177,075)

Total expenses	$146,598,299	$91,979,837	$54,618,462

Total expenses for 2009 increased $54,618,462, or 59.4%, as compared to 2008. The increase in total expenses was primarily due to an increase in (i) impairment loss, (ii) vessel operating expense, and (iii) depreciation and amortization. The impairment loss of $42,208,124 was due to the impairment on our equipment on lease to ZIM and EAR and the M/T Faithful. The increase in vessel operating expense of $13,926,255 during 2009 was a result of our management of the Top Ships Vessels, which commenced in June 2009. The increase in depreciation and amortization expense was primarily due to approximately $20,552,000 of additional depreciation and amortization expense recorded during 2009, which included depreciation and amortization expense for (i) the Top Ships Vessels as a result of the Bareboat Charter Termination and (ii) the full year impact of the 2008 acquisitions of equipment by ICON Global Crossing III and ICON Pliant. This increase in depreciation and amortization expense was partially offset by a decrease in depreciation and amortization expense related to (i) the sale of the Remaining Net Assets and (ii) the liquidation of our investment in ICON Global Crossing. These factors resulted in a decrease of approximately $12,435,000 during 2009. The increase in total expenses was offset by a decrease in interest expense, management fees – Manager, administrative expense reimbursements – Manager and general and administrative expenses recorded during 2009. In addition, the increase in total expenses was partially offset by a gain on financial instruments recorded during 2009 as compared to a loss recorded during 2008.  The decrease in interest expense was due to (i) the continued repayment of our outstanding non-recourse debt balance during 2009, (ii) a payment of $8,500,000 of our outstanding non-recourse debt in connection with the termination payments received in connection with the Bareboat Charter Termination, and (iii) the transfer of all of the non-recourse debt outstanding in connection with the sale of the Remaining Net Assets. The decrease in management fees – Manager was due to our Manager’s suspension of its collection of a portion of management fees through December 31, 2009. The decrease in administrative expense reimbursements – Manager and general and administrative expenses were primarily attributable to the sale of the Remaining Net Assets in the prior year.

Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2009, the (provision) benefit for income taxes was comprised of $(495,291) in current taxes and $648,771 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2009 decreased $202,103 as compared to 2008.

Net Loss Attributable to Fund Eleven

As a result of the foregoing changes from 2008 to 2009, net loss attributable to us for 2009 and 2008 was $45,095,916 and $5,797,721, respectively. Net loss attributable to us per weighted average additional Share for 2009 and 2008 was $122.94 and $15.79, respectively.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

Revenue for 2008 and 2007 is summarized as follows:

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

Total revenue for 2008 decreased $30,850,205, or 26.2%, as compared to 2007.  The decrease in total revenue was primarily attributable to the sale of the Remaining Net Assets on May 19, 2008, which resulted in a net loss of approximately $11,922,000 in 2008. The decrease in rental income was primarily attributable to the sale of the Remaining Net Assets, which accounted for approximately $25,797,000 of the decrease in rental income. The decrease was partially offset by an increase in rental income of approximately $12,318,000 related to (i) the manufacturing equipment owned by ICON Heuliez, which was acquired in March 2007, (ii) the Teekay Vessels, which were acquired in April 2007, (iii) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (iv) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (v) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008 and (vi) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest and other income was primarily attributable to (i) lower cash balances in interest-bearing accounts during 2008 and (ii) the sale of the Remaining Net Assets. The decrease in finance income was primarily attributable to the sale of the Remaining Net Assets, which accounted for approximately $4,276,000 of the decrease in finance income. The decrease was partially offset by an increase in finance income of approximately $1,450,000 related to the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007. The decrease in total revenue was partially offset by increase in income from investments in joint ventures, primarily due to the recognition of a gain on foreign currency translation of approximately $1,147,000  in 2008; no such gain was recognized in 2007. In addition, this increase related to approximately $680,000 of income generated from our investments in ICON Northern Leasing and ICON EAR.

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

Total expenses for 2008 decreased $24,842,476, or 21.3%, as compared to 2007. The decrease was primarily due to the sale of the Remaining Net Assets, which resulted in an overall reduction in expenses and a decrease in the loss on financial instruments recognized in 2008. The decrease in depreciation and amortization expense was largely attributable to the sale of the Remaining Net Assets, which resulted in a decrease of approximately $24,169,000 in depreciation and amortization expense. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $6,940,000 related to (i) the Teekay Vessels, which were acquired in April 2007, (ii) the manufacturing equipment owned by ICON Heuliez, which was acquired in March 2007, (iii) the telecommunications equipment owned by ICON Global Crossing V, which was acquired in December 2007, (iv) the manufacturing equipment on lease with the subsidiaries of MWU, which was acquired during September and December 2007, (v) the manufacturing equipment owned by ICON EAR II, which was acquired in April 2008, (vi) the telecommunications equipment owned by ICON Global Crossing III, which was acquired in June 2008, and (vii) the manufacturing equipment owned by ICON Pliant, which was acquired in July 2008. The decrease in interest expense was due to the continued repayment of our non-recourse debt on the ZIM Vessels and the Top Ships Vessels, which were acquired in June 2006, and the transfer of all of the non-recourse debt outstanding related to and in connection with the sale of the Remaining Net Assets, partly offset by an increase due to a full year’s impact from the acquisition of the Teekay Vessels in April 2007. The decrease in total expenses was partly offset by an increase in general and administrative expense, primarily related to professional fees.

Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Some of our other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2008, the benefit (provision) for income taxes was comprised of $2,057,668 in current taxes and $(595,016) in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2008 increased $977,878 as compared to 2007. The increase in the net income attributable to noncontrolling interests was primarily due to our investments in (i) ICON Global Crossing V during December 2007 and (ii) ICON Pliant during July 2008.

Net Loss Attributable to Fund Eleven

As a result of the foregoing changes from 2007 to 2008, net loss attributable to us for 2008 and 2007 was $5,797,721 and $2,478,993, respectively. Net loss attributable to us per weighted average additional Share for 2008 and 2007 was $15.79 and $6.97, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2009 compared to 2008.

Total Assets

Total assets decreased $135,498,749, from $408,178,159 at December 31, 2008 to $272,679,410 at December 31, 2009. The decrease was primarily due to approximately $72,634,000 of continued depreciation of our leased equipment, $29,572,000 of repayment of our non-recourse debt, approximately $39,041,000 of cash distributions to our members and noncontrolling interests, approximately $42,208,000 of impairment losses on our equipment on lease to ZIM and EAR and the M/T Faithful, approximately $10,200,000 in vessel operating expenses paid in connection with the operations of the Top Ships Vessels, approximately $2,740,000 in net repayments of our revolving line of credit, and the presentation of assets held for sale of approximately $3,814,000 relating to the involuntary bankruptcy of EAR in 2009. These decreases were partially offset by approximately $62,700,000 of cash collected from rental payments with respect to our operating leases and the termination payments received in connection with the Bareboat Charter Termination.

Current Assets

Current assets increased $19,829,395, from $17,188,686 at December 31, 2008 to $37,018,081 at December 31, 2009.  The increase was primarily due to (i) the collection of approximately $49,800,000 of rental payments with respect to our operating leases, (ii) approximately $23,911,000 of proceeds  received from the sale of equipment on lease to W Forge, Gilco, Global Crossing and Global Crossing Group, (iii) termination payments of approximately $12,900,000 received in connection with the Bareboat Charter Termination, (iv) approximately $9,100,000 in finance lease payments received with respect to our finance leases, (v) approximately $7,400,000 in cash distributions received from joint ventures, and (vi) the presentation of assets held for sale of approximately $3,814,000 relating to the involuntary bankruptcy of EAR in 2009. These increases were partially offset by (i) $29,570,000 of repayment of our non-recourse debt, (ii) approximately $39,041,000 of cash distributions to our members and noncontrolling interests, (iii) approximately $10,200,000 in vessel operating expenses paid in connection with the operations of the Top Ships Vessels, (iv) approximately $5,196,000 in interest payments on long-term debt, (v) and approximately $2,740,000 in net repayments of our revolving line of credit.

Total Liabilities

Total liabilities decreased $54,434,829, from $183,531,732 at December 31, 2008 to $129,096,903 at December 31, 2009. The decrease was primarily due to (i) approximately $30,600,000 of scheduled repayments of our non-recourse debt, (ii) approximately $8,500,000 in payments made on our outstanding non-recourse debt in connection with the termination payments received in connection with the Bareboat Charter Termination, (iii) approximately $2,740,000 in net repayments of our revolving line of credit, (iv) a decrease of approximately $4,209,000 in the fair value of our derivative instruments, and (v) a decrease of approximately $3,788,000 in deferred revenue that was primarily due to the Bareboat Charter Termination and the European Containers Charter Amendments.  In addition, Top Ships waived its rights to the second priority non-recourse debt outstanding in connection with the Bareboat Charter Termination, which accounted for a decrease of approximately $9,548,000 in our total non-recourse debt balance. These decreases in total liabilities were partially offset by an increase of approximately $4,801,000 in accrued expenses and other current liabilities. The increase in accrued expenses and other liabilities was primarily attributable to accrued vessel operating expenses for the operations of the Top Ships Vessels.

Current Liabilities

Current liabilities decreased $5,316,042, from $63,077,445 at December 31, 2008 to $57,761,403 at December 31, 2009. The decrease was primarily due to a decrease (i) of approximately $4,209,000 in the fair value of our derivative instruments, (ii) of approximately $2,740,000 in net repayments of our revolving line of credit, and (iii) in deferred revenue of approximately $3,788,000 that was primarily due to the Bareboat Charter Termination and the European Containers Charter Amendments.  These decreases were partially offset by an increase related to the outstanding non-recourse debt balance for the Top Ships Purchasers as a result of the default of the New Fortis Loan and approximately $4,128,000 in accrued expenses and other current liabilities that relates to accrued vessel operating expenses for the operations of the Top Ships Vessels.

Equity

Equity decreased $81,063,920, from $224,646,427 at December 31, 2008 to $143,582,507 at December 31, 2009. The decrease was primarily due to (i) the net loss recorded during 2009, (ii) the deconsolidation of our noncontrolling interest in ICON Global Crossing, and (iii) distributions to our members and noncontrolling interests. These decreases were partially offset by the unrealized gain recorded on our derivative instruments and currency translation adjustments.

Liquidity and Capital Resources

Summary

At December 31, 2009 and 2008, we had cash and cash equivalents of $18,615,323 and $7,670,929, respectively. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit, with $27,640,000 available at December 31, 2009, to meet such requirements. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$53,024,219	$70,054,623	$101,718,667
Investing activities	29,461,051	(39,218,252)	(111,004,385)
Financing activities	(71,472,911)	(65,745,239)	(11,521,969)
Effects of exchange rates on cash and cash equivalents	(67,965)	240,248	1,946,561

Net increase (decrease) in cash and cash equivalents	$10,944,394	$(34,668,620)	$(18,861,126)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $17,030,404, from $70,054,623 in 2008 to $53,024,219 in 2009. The decrease was primarily due to (i) the sale of the Remaining Net Assets (primarily a reduction in the collection of rental and finance lease payments) during 2008, and (ii) a decrease in the rental payments collected related to the equipment subject to lease by the ZIM Purchasers, ICON Heuliez and the Top Ships Purchasers. These decreases were partially offset by the termination payments received in connection with the Bareboat Charter Termination and the increase in the collection of rental and finance lease payments received by ICON Global Crossing III, ICON EAR II and ICON Pliant.

Investing Activities

Cash provided by investing activities increased $68,679,303, from $(39,218,252) in 2008 to $29,461,051 in 2009. The increase was primarily due to (i) a decrease in investments in equipment subject to lease and investments in joint ventures, as no new investments in equipment subject to lease or investments in joint ventures were made during 2009, (ii) an increase in the amount of proceeds we received from sales of new and leased equipment in 2009 as compared to 2008 and (iii) an increase in the distributions we received from our joint ventures in excess of their profits during 2009. Our proceeds from the sales of new and leased equipment during 2009 were from equipment leased to the Global Crossing Group, Gilco and W Forge, which proceeds were greater than the proceeds from sales of new and leased equipment during 2008 from the sale of the Remaining Net Assets.

Financing Activities

Cash used in financing activities increased $5,727,672, from $65,745,239 in 2008 to $71,472,911 in 2009.  The increase was primarily related to (i) a decrease in long-term debt following the sale of the Remaining Net Assets, (ii) a net increase in the amount of cash used to repay our revolving line of credit, and (iii) a decrease in the proceeds received from investments in joint ventures by noncontrolling interests. These amounts were partially offset by the decline in the amount of non-recourse debt obligations repaid during 2009 following the sale of the Remaining Net Assets.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2009 of $114,939,058. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

On September 23, 2009, the Top Ships Purchasers defaulted on the New Fortis Loan due to their failure to make required payments under the agreement. The Top Ships Purchasers are currently in active discussions with Fortis and are attempting to restructure the New Fortis Loan. We have classified the balance of the outstanding non-recourse long-term debt under this agreement as current at December 31, 2009.

Revolving Line of Credit, Recourse

We and certain entities managed by our Manager, Fund Eight B, Fund Nine, Fund Ten, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and us, respectively. The borrowing of $2,260,000 by us includes borrowings of $2,260,000 during the year ended December 31, 2009. As of March 24, 2010, Fund Ten and we had outstanding borrowings under the Facility of $700,000 and $0, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2009, the Borrowers were in compliance with all covenants.  For additional information, see Note 9 to our consolidated financial statements.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $33,047,095, $33,072,923 and $37,151,073, respectively, for the years ended December 31, 2009, 2008 and 2007. We paid distributions to our Manager of $333,811, $334,071 and $375,190, respectively, for the years ended December 31, 2009, 2008 and 2007. We paid distributions to our noncontrolling interests of $5,659,651, $5,591,936 and $2,834,480, respectively, for the years ended December 31, 2009, 2008 and 2007.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2009, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2009, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $114,939,058. We are a party to the Facility as discussed in “Financings and Borrowings” above. We had $2,260,000 in outstanding borrowings under the Facility at December 31, 2009. Subsequent to December 31, 2009, we repaid $2,260,000, which reduced our outstanding loan balance to $0.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2009:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5
	Total	Year	Years	Years
Non-recourse debt	$114,939,058	$43,603,558	$34,927,500	$36,408,000
Non-recourse interest	19,301,345	6,851,966	8,127,341	4,322,038
Revolving line of credit	2,260,000	2,260,000	-	-

	$136,500,403	$52,715,524	$43,054,841	$40,730,038

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.  The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts are due under the credit support agreement at December 31, 2009.

We have entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.  If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

We currently have eleven outstanding notes payable, of which ten are non-recourse long-term debt and the other is associated with our recourse revolving line of credit.  With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2009 have not had any impact on us. In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties. Based on this assessment, we believe that the risk of counterparty non-performance is minimal. We had $2,260,000 in outstanding borrowings under our revolving line of credit, which is subject to a variable interest rate, at December 31, 2009. Subsequent to December 31, 2009, we repaid $2,260,000, which decreased our outstanding loan balance to $0. Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We engaged in leasing and other financing transactions relating to the use of equipment by domestic and foreign lessees and borrowers outside of the United States. Although certain of our transactions are denominated in Euros, pounds sterling and Canadian dollars, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. In addition, to further reduce this risk, we at times enter into currency hedges to reduce our risk to currency translation exposure on our foreign denominated transactions.  To date, our exposure to exchange rate volatility has not been significant.  We have also considered the risk of counterparty performance on our foreign currency hedges by considering, among other things, the credit ratings of our counterparties.  Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

To hedge our variable interest rate risk, we have and may in the future enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and will manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considers financially sound.

On April 11, 2007, we entered into two interest rate swap contracts with Fortis Bank (Nederland) N.V. (“Fortis Nederland”) in order to fix the variable interest rate on our non-recourse debt obligations with regards to the Teekay Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 6.125% per year. On April 28, 2008, we entered into two interest rate swap contracts with HSH in order to fix the variable interest rate on our non-recourse debt obligations with regards to the ZIM Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreements, we have a fixed interest rate of 5.75% for the M/V ZIM Andaman Sea and the M/V ZIM Japan Sea and 5.99% for the M/V ZIM Hong Kong and the M/V ZIM Israel, respectively, per year. On June 24, 2009, we also entered into an interest rate swap contract with Fortis Nederland in order to fix the variable interest rate on our non-recourse debt obligations with regards to the Top Ships Vessels and to minimize our risk for interest rate fluctuations. After giving effect to the swap agreement, we have a fixed interest rate of 7.62% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted and, for presentation and disclosure purposes, retrospectively applied the new accounting pronouncement for noncontrolling interests on January 1, 2009.

/s/ Ernst & Young, LLP

March 31, 2010
New York, New York

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$18,615,323	$7,670,929
Current portion of net investment in finance leases	9,613,853	7,576,361
Accounts receivable, net	594,082	719,365
Current portion of note receivable	725,049	-
Assets held for sale, net	3,813,647	-
Other current assets	3,656,127	1,222,031

Total current assets	37,018,081	17,188,686

Non-current assets:
Net investment in finance leases, less current portion	15,067,299	23,908,072
Leased equipment at cost (less accumulated depreciation of
$158,488,912 and $120,637,537, respectively)	183,614,179	333,224,351
Mortgage note receivable	12,722,006	12,722,006
Note receivable, less current portion	9,289,951	-
Investments in joint ventures	11,578,687	18,659,329
Deferred income taxes, net	943,053	206,101
Other non-current assets, net	2,446,154	2,269,614

Total non-current assets	235,661,329	390,989,473

Total Assets	$272,679,410	$408,178,159

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$43,603,558	$42,995,346
Revolving line of credit, recourse	2,260,000	5,000,000
Derivative instruments	5,049,327	9,257,854
Deferred revenue	706,656	4,494,922
Due to Manager and affiliates	300,223	288,802
Accrued expenses and other liabilities	5,841,639	1,040,521

Total current liabilities	57,761,403	63,077,445

Non-current liabilities:
Non-recourse long-term debt, less current portion	71,335,500	120,454,287

Total Liabilities	129,096,903	183,531,732

Commitments and contingencies (Note 19)

Equity:
Members' Equity:
Additional members	139,684,262	217,496,668
Manager	(1,820,378)	(1,035,608)
Accumulated other comprehensive loss	(1,485,640)	(6,275,279)

Total Members' Equity	136,378,244	210,185,781

Noncontrolling Interests	7,204,263	14,460,646

Total Equity	143,582,507	224,646,427

Total Liabilities and Equity	$272,679,410	$408,178,159

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rental income	$64,099,850	$90,009,529	$103,487,305
Time charter revenue	5,559,524	-	-
Finance income	2,548,139	4,651,273	7,415,414
Income from investments in joint ventures	345,938	2,071,019	80,502
Net gain on lease termination	25,141,909	-	-
Net gain on sales of new equipment	-	278,082	772,799
Net gain (loss) on sales of leased equipment	2,050,594	(720,385)	(112,167)
Net loss on sale of portfolio	-	(11,921,785)	-
Interest and other income	3,448,283	2,399,168	5,973,253

Total revenue	103,194,237	86,766,901	117,617,106

Expenses:
Management fees - Manager	2,185,858	5,110,375	6,662,395
Administrative expense reimbursements - Manager	1,951,850	3,586,973	5,423,388
General and administrative	3,683,435	3,711,909	2,172,591
Vessel operating expense	13,926,255	-	-
Depreciation and amortization	73,052,380	65,065,983	82,127,392
Interest	9,937,136	13,674,261	17,467,704
Impairment loss	42,208,124	-	122,774
(Gain) loss on financial instruments	(346,739)	830,336	2,846,069

Total expenses	146,598,299	91,979,837	116,822,313

(Loss) income before income taxes	(43,404,062)	(5,212,936)	794,793

Benefit (provision) for income taxes	153,480	1,462,652	(2,204,227)

Net loss	(43,250,582)	(3,750,284)	(1,409,434)

Less: Net income attributable to noncontrolling interests	(1,845,334)	(2,047,437)	(1,069,559)

Net loss attributable to Fund Eleven	$(45,095,916)	$(5,797,721)	$(2,478,993)

Net loss attributable to Fund Eleven allocable to:
Additional members	$(44,644,957)	$(5,739,744)	$(2,454,203)
Manager	(450,959)	(57,977)	(24,790)

	$(45,095,916)	$(5,797,721)	$(2,478,993)

Weighted average number of additional shares of
limited liability company interests outstanding	363,139	363,414	352,197

Net loss attributable to Fund Eleven per weighted
average additional share of limited liability company interests	$(122.94)	$(15.79)	$(6.97)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional			Accumulated
	Shares of Limited Liability Company Interests	Additional Members	Manager	Other Comprehensive Income (Loss)	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2006	292,164	$232,868,044	$(243,580)	$272,021	$232,896,485	$8,312,503	$241,208,988
Comprehensive income:
Net (loss) income	-	(2,454,203)	(24,790)	-	(2,478,993)	1,069,559	(1,409,434)
Unrealized loss on warrants	-	-	-	(538,072)	(538,072)	-	(538,072)
Change in valuation of derivative instruments	-	-	-	(1,734,951)	(1,734,951)	-	(1,734,951)
Currency translation adjustments	-	-	-	7,114,343	7,114,343	-	7,114,343
Total comprehensive income				4,841,320	2,362,327	1,069,559	3,431,886
Proceeds from issuance of additional shares
of limited liability company interests	72,982	72,981,829	-	-	72,981,829	-	72,981,829
Shares of limited liability company interests repurchased	(1,287)	(1,097,980)	-	-	(1,097,980)	-	(1,097,980)
Sales and offering expenses	-	(8,392,522)	-	-	(8,392,522)	-	(8,392,522)
Cash distributions	-	(37,151,073)	(375,190)	-	(37,526,263)	(2,834,480)	(40,360,743)
Investment in joint venture by noncontrolling interest	-	-	-	-	-	5,841,830	5,841,830

Balance, December 31, 2007	363,859	256,754,095	(643,560)	5,113,341	261,223,876	12,389,412	273,613,288

Comprehensive (loss) income:
Net (loss) income	-	(5,739,744)	(57,977)	-	(5,797,721)	2,047,437	(3,750,284)
Change in valuation of derivative instruments	-	-	-	(3,769,112)	(3,769,112)	-	(3,769,112)
Currency translation adjustments	-	-	-	(7,619,508)	(7,619,508)	-	(7,619,508)
Total comprehensive (loss) income				(11,388,620)	(17,186,341)	2,047,437	(15,138,904)
Shares of limited liability company interests repurchased	(603)	(444,760)	-	-	(444,760)	-	(444,760)
Cash distributions	-	(33,072,923)	(334,071)	-	(33,406,994)	(5,591,936)	(38,998,930)
Investment in joint venture by noncontrolling interest	-	-	-	-	-	5,615,733	5,615,733

Balance, December 31, 2008	363,256	217,496,668	(1,035,608)	(6,275,279)	210,185,781	14,460,646	224,646,427

Comprehensive (loss) income:
Net (loss) income	-	(44,644,957)	(450,959)	-	(45,095,916)	1,845,334	(43,250,582)
Change in valuation of derivative instruments	-	-	-	4,570,879	4,570,879	-	4,570,879
Currency translation adjustments	-	-	-	218,760	218,760	-	218,760
Total comprehensive (loss) income				4,789,639	(40,306,277)	1,845,334	(38,460,943)
Shares of limited liability company interests repurchased	(163)	(120,354)	-	-	(120,354)	-	(120,354)
Deconsolidation of a noncontrolling interest	-	-	-	-	-	(3,442,066)	(3,442,066)
Cash distributions	-	(33,047,095)	(333,811)	-	(33,380,906)	(5,659,651)	(39,040,557)

Balance, December 31, 2009	363,093	$139,684,262	$(1,820,378)	$(1,485,640)	$136,378,244	$7,204,263	$143,582,507

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(43,250,582)	$(3,750,284)	$(1,409,434)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(12,478,000)	(12,872,440)	(11,494,960)
Finance income	(2,548,139)	(4,651,273)	(7,415,414)
Income from investments in joint ventures	(345,938)	(2,071,019)	(80,502)
Net gain on sales of new equipment	-	(278,082)	(772,799)
Net (gain) loss on sales of leased equipment	(2,050,594)	720,385	112,167
Net gain on lease termination	(12,468,659)	-	-
Net loss on sale of portfolio	-	11,921,785	-
Depreciation and amortization	73,052,376	65,065,983	82,127,392
Amortization of deferred time charter expense	2,235,738	-	-
Impairment loss	42,208,124	-	122,774
Bad debt expense	1,569,221	-	-
Interest expense on non-recourse financing paid directly to lenders by lessees	4,062,952	3,815,247	2,720,385
Interest expense from amortization of debt financing costs	356,227	523,882	168,309
(Gain) loss on financial instruments	(755,739)	710,938	2,821,045
Deferred tax (benefit) provision	(648,771)	595,016	1,911,210
Changes in operating assets and liabilities:
Collection of finance leases	9,142,256	19,820,439	32,589,325
Accounts receivable	(2,756,653)	(1,768,596)	(1,432,011)
Other assets, net	(2,829,868)	2,968,201	(929,005)
Payables, deferred revenue and other current liabilities	(1,331,415)	(11,591,135)	2,859,590
Due to/from Manager and affiliates	11,421	59,610	(319,742)
Distributions from joint ventures	1,850,262	835,966	140,337

Net cash provided by operating activities	53,024,219	70,054,623	101,718,667

Cash flows from investing activities:
Investments in equipment subject to lease	-	(45,040,317)	(144,227,277)
Proceeds from sales of new and leased equipment	23,911,312	7,842,386	30,978,193
Proceeds from sale of portfolio	-	7,316,137	-
Investment in financing facility	-	(164,822)	(4,202,233)
Repayment of financing facility	-	4,367,055	-
Investments in joint ventures	-	(15,458,255)	(3,214,373)
Distributions received from joint ventures in excess of profits	5,576,318	1,432,688	10,375,896
Other assets, net	(26,579)	486,876	(714,591)

Net cash provided by (used in) investing activities	29,461,051	(39,218,252)	(111,004,385)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	14,044,437	37,178,099
Repayments of non-recourse long-term debt	(29,572,000)	(50,961,719)	(77,577,846)
Proceeds from revolving line of credit, recourse	2,260,000	5,000,000	-
Repayments of revolving line of credit, recourse	(5,000,000)	-	-
Issuance of additional shares of limited liabilty company
interests, net of sales and offering expenses	-	-	64,589,307
Repurchase of additional shares of limited liability company interests	(120,354)	(444,760)	(1,097,980)
Due to Manager and affiliates	-	-	(94,636)
Cash distributions to members	(33,380,906)	(33,406,994)	(37,526,263)
Investments in joint ventures by noncontrolling interests	-	5,615,733	5,841,830
Distributions to noncontrolling interests	(5,659,651)	(5,591,936)	(2,834,480)

Net cash used in financing activities	(71,472,911)	(65,745,239)	(11,521,969)

Effects of exchange rates on cash and cash equivalents	(67,965)	240,248	1,946,561

Net increase (decrease) in cash and cash equivalents	10,944,394	(34,668,620)	(18,861,126)
Cash and cash equivalents, beginning of the year	7,670,929	42,339,549	61,200,675

Cash and cash equivalents, end of the year	$18,615,323	$7,670,929	$42,339,549

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,195,787	$9,338,831	$14,399,452

Cash paid during the year for income taxes	$629,763	$177,252	$4,390,849

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse long-term debt	$-	$-	$66,656,754

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$12,478,000	$12,872,440	$12,630,780

Transfer of non-recourse debt in connection with the
sale of a leasing portfolio	$-	$73,187,369	$-

Deconsolidation of noncontrolling interest in connection with
the sale of a controlling interest in ICON Global Crossing, LLC	$3,442,066	$-	$-

Deconsolidation of the carrying value of leased equipment in connection
with the sale of a controlling interest in ICON Global Crossing, LLC	$3,370,458	$-	$-

Note receivable received in connection with the sale of manufacturing
equipment to W Forge Holdings, Inc.	$10,015,000	$-	$-

Transfer of leased equipment at cost to assets held for sale	$3,914,775	$-	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) acquires a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) makes monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) reinvests substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period. The LLC is currently in its operating period, which commenced in April 2007.

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

The initial capitalization of the LLC of $2,000 was contributed on December 17, 2004, which consisted of $1,000 from the Manager and $1,000 from an officer of the Manager.  The LLC subsequently repurchased the $1,000 contributed by the officer of the Manager. The LLC initially offered shares of limited liability company interests (the “Shares”) with the intention of raising up to $200,000,000 of capital.  On March 8, 2006, the LLC commenced a consent solicitation of its additional members to amend and restate its limited liability company agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from the LLC’s members.  The LLC filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of Shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and the LLC commenced the offering of the additional 175,000 Shares thereafter.

The LLC commenced business operations on its initial closing date, May 6, 2005, with admission of investors holding 1,200 Shares representing $1,200,000 of capital contributions.  Through April 21, 2007, the final closing date, the LLC admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2009, the LLC repurchased 2,106 Shares, bringing the total number of Shares outstanding to 363,093. From May 6, 2005 through April 21, 2007, the LLC paid sales commissions to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager.  These sales commissions and fees paid to the Manager and its affiliate were recorded as a reduction to the LLC’s equity.  Through December 31, 2007, the LLC paid $29,210,870 of sales commissions to third parties, $6,978,355 of organizational and offering expenses to the Manager, and $7,304,473 of underwriting fees to ICON Securities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(1)	Organization - continued

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment.  After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from the LLC’s initial investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” The LLC currently anticipates investing in equipment leases, other financing transactions and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at the Manager’s sole discretion, for up to an additional three years.  After the operating period, the LLC will sell its assets in the ordinary course of business during the liquidation period.

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements. As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net (loss) income. The attribution of (loss) income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.  Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

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

Restricted cash consists primarily of proceeds received for (i) costs associated with repairs, upgrades and surveys of certain Handymax product tankers and (ii) the disposal of equipment that can be replaced with similar equipment before the end of the relevant lease term, as well as the holdback of amounts for certain foreign tax obligations. Restricted cash is included in other current and non-current assets.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate. See Note 16 for a discussion of concentrations of risk.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

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
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

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

For time charters, the vessels are stated at cost. Expenditures subsequent to acquisition for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are charged to expense as incurred and are included in vessel operating expenses in the consolidated statements of operations.

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

     The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Assets Held for Sale, Net

Assets held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell, and consists of assets previously leased to end users that has been returned to the LLC following lease expiration or upon lease termination.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Assets held for sale are not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the assets held for sale.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as a finance lease, an operating lease or a time charter, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease and a time charter, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For time charters, the LLC recognizes revenue ratably over the period of such charters.  Vessel operating expenses are recognized as incurred and are included in the LLC’s consolidated statement of operations. At December 31, 2009, the LLC had approximately $4,128,000 of accrued vessel operating expenses that are included in accrued expenses and other liabilities in the LLC’s consolidated balance sheets.

For notes receivable, the LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

The recognition of revenue may be suspended when deemed appropriate by the Manager based on uncollectablility, creditworthiness and other considerations, after which revenue will be recognized on a cash basis.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  At December 31, 2009 and 2008, the LLC recorded an allowance for doubtful accounts of $1,506,313 and $0, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

Notes Receivable

Notes receivable are reported in the LLC’s consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in the LLC’s consolidated balance sheets. Unearned income, discounts and premiums are amortized to interest income using the effective interest rate method in the LLC’s consolidated statements of operations. Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the LLC’s consolidated balance sheets.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statements of operations.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees are capitalized and included in the cost of the investment in the LLC’s consolidated balance sheets.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

      Some of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, the LLC uses the liability method of accounting for income taxes as required by the accounting pronouncement for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

In accordance with the accounting standard on accounting for uncertainty of income taxes, the LLC records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The LLC recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense.

Per Share Data

Net (loss) income attributable to the LLC per weighted average additional Share is based upon the weighted average number of additional Shares outstanding during the year.

Share Repurchase

The LLC may, at its discretion, repurchase Shares from a limited number of its additional members, as provided for in the LLC Agreement.  The repurchase price for any Shares approved for repurchase is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their Shares for at least one year before repurchases will be permitted.

Comprehensive (Loss) Income

Comprehensive (loss) income is reported in the accompanying consolidated statements of changes in equity and consists of net (loss) income and other gains and losses affecting equity that are excluded from net (loss) income.

Warrants

     Warrants held by the LLC are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes option pricing model.  The assumptions utilized in the Black-Scholes model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value.  The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (“AOCI”), a component of equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a separate component of AOCI in the LLC’s consolidated balance sheets.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

In 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

      In 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s  consolidated financial statements.

In 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the LLC upon adoption. The LLC has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Leasing Portfolio

     On March 7, 2006, the LLC acquired substantially the entire equipment leasing portfolio (the “Leasing Portfolio”) of Clearlink Capital Corporation (“Clearlink”), based in Mississauga, Ontario, Canada.  At the time of the acquisition, the Leasing Portfolio consisted of approximately 1,100 equipment schedules originated by Clearlink.  This equipment was leased in both the United States of America (approximately 20 separate lessees) and Canada (approximately 90 separate lessees).  The Leasing Portfolio had a weighted average remaining lease term of approximately 18 months at the time of acquisition.

Effective as of March 1, 2006, the Leasing Portfolio was acquired by the LLC from the Manager and ICON Canada, Inc., an affiliate of the Manager, for approximately $144,591,000, which included a cash payment of approximately $49,361,000 and the assumption of non-recourse debt and other assets and liabilities related to the Leasing Portfolio of approximately $95,230,000.  The Manager was paid an acquisition fee of approximately $4,400,000 in connection with this transaction.

On May 19, 2008, the LLC sold substantially all of the remaining net assets in the Leasing Portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000.  The LLC recognized a book loss of approximately $17,476,000, which was offset by a realized foreign currency gain of approximately $5,593,000.  As a result, the LLC recorded a net loss of approximately $11,922,000 during the year ended December 31, 2008.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2009 and 2008:

	2009	2008
Minimum rents receivable	$24,311,785	$33,350,205
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	361,899	571,064
Unearned income	(3,062,827)	(5,507,131)

Net investment in finance leases	24,681,152	31,484,433

Less: Current portion of net investment in finance leases	9,613,853	7,576,361

Net investment in finance leases, less current portion	$15,067,299	$23,908,072

Telecommunications Equipment

On December 20, 2007, the LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000. This equipment is subject to a 36-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”), which expires on December 31, 2010. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $7,140,000. The LLC paid an acquisition fee to the Manager of approximately $214,000 relating to this transaction.

On September 23, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”), acquired additional telecommunications equipment for a purchase price of approximately $3,991,000.  The equipment is subject to a 36-month lease with Global Crossing, which expires on September 30, 2011.  The LLC paid acquisition fees to the Manager of approximately $120,000 in connection with this transaction.

Lumber Processing Equipment

       On November 8, 2006, the LLC, through its wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones. The 84-month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.  The total lease financing amount was approximately $22,224,000.  The LLC paid an acquisition fee to the Manager of approximately $667,000 relating to this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Net Investment in Finance Leases - continued

In connection with the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Teal Jones Note”). The Teal Jones Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones, where substantially all of the equipment is operated.  The Teal Jones Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013.  The Teal Jones Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2009 and 2008, the principal balance of the Teal Jones Note was $12,722,006 and was reflected as mortgage note receivable on the accompanying consolidated balance sheets. At December 31, 2009 and 2008, the balance of the deferred costs was approximately $303,357 and $372,000, respectively. The LLC paid an acquisition fee to the Manager of approximately $399,000 relating to this transaction.

On December 10, 2009, ICON Teal Jones restructured the lease payment obligations of Teal Jones. The restructuring preserves the LLC’s projected economic return.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2009. There will be no amounts due after 2013.

Years Ending December 31,

2010	$11,126,066
2011	5,296,222
2012	4,378,828
2013	3,510,669
$24,311,785

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2009 and 2008:

	2009	2008
Marine vessels
Container vessels	$107,353,324	$142,500,324
Handymax product tankers	109,270,860	115,097,430
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	29,100,777	57,199,289
Telecommunications equipment	5,579,498	48,266,213

	342,103,091	453,861,888
Less: Accumulated depreciation	(158,488,912)	(120,637,537)

	$183,614,179	$333,224,351

Depreciation expense related to leased equipment was approximately $72,634,000, $64,420,000 and $79,841,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Container Vessels

On June 21, 2006, the LLC, through its wholly-owned subsidiaries, ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II” and, together with ICON European Container, the “ZIM Purchasers”), acquired four container vessels from Old Course Investments LLC (“Old Course”).  The M/V ZIM Andaman Sea (f/k/a ZIM America) and the M/V ZIM Japan Sea (both owned by ICON European Container) are subject to bareboat charters that expire in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by ICON European Container II) are subject to bareboat charters that expire in January 2011. These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM.

The purchase price for the ZIM Vessels was approximately $142,500,000, including (i) the assumption of approximately $93,325,000 of non-recourse indebtedness under a secured loan agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”) and (ii) the assumption of approximately $12,000,000 of non-recourse indebtedness, secured by a second priority mortgage over the ZIM Vessels in favor of ZIM, less the acquisition of related assets of approximately $3,273,000. The obligations under the HSH Loan Agreement are secured by a first priority mortgage over the ZIM Vessels.  The LLC incurred professional fees of approximately $336,000 and paid the Manager an acquisition fee of approximately $4,236,000 relating to this transaction. These fees were capitalized as part of the acquisition cost of the ZIM Vessels.

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

At the time of our Manager’s review, the following factors, among others, indicated that the net book value of the ZIM Vessels might not be recoverable: (i) ZIM’s financial condition, which prompted it to require concessions on hire payments under charters that extend beyond June 30, 2010; (ii) the age of the ZIM Vessels, which have less years of remaining economic useful life than comparable assets available in the market, thereby limiting the potential for the ZIM Vessels to benefit from a future recovery in this asset class; and (iii) a continued unprecedented decline in charter rates and asset values for this class of vessel in the industry as a whole, thereby undermining the value expectations of such vessels.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

Based on the Manager’s review, the net book value exceeded the fair value of the container vessels and, as a result, the LLC recognized a non-cash impairment charge of approximately $35,147,000 relating to the write down in value of the ZIM Vessels. No amount of this impairment charge represents a cash expenditure.

On October 30, 2009, the ZIM Purchasers amended the bareboat charters for the ZIM Vessels to restructure each respective charterer’s payment obligations so that the LLC will continue to receive payments, subsequent to the end of each bareboat charter in November 2010 and January 2011, through September 30, 2014 in accordance with each amended charter (the “European Containers Charter Amendments”).

Handymax Product Tankers

On June 16, 2006, the LLC, through its wholly-owned subsidiaries, ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC, and ICON Vanguard, LLC (collectively, the “Companies”), acquired four Handymax product tankers, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”), from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Top Ships Vessels directly, except for ICON Vanguard, LLC, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Top Ships Purchasers”).

The Top Ships Vessels were subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”). The bareboat charters were set to expire in February 2011. The purchase price for the Top Ships Vessels was approximately $115,097,000, including (i) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (ii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations, less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations. The LLC incurred professional fees of approximately $290,000 and paid the Manager an acquisition fee of approximately $3,379,000 relating to these transactions. These fees were capitalized as part of the acquisition cost of the Top Ships Vessels.

      On June 24, 2009, the Top Ships Purchasers terminated the bareboat charters with subsidiaries of Top Ships per the request of Top Ships (the “Bareboat Charter Termination”). As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used by the LLC to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the Top Ships Purchasers were assigned the rights to the underlying time charter for each bareboat charter. The time charters expire at various dates ranging from May 2010 to November 2010. In connection with the assumed time charters, the LLC recorded a deferred time charter expense of approximately $5,076,000, representing the portion of the time charter that is above current market rates. The balance of the unamortized deferred time charter expense of approximately $685,000 is included in the accompanying consolidated balance sheet as part of other current assets, is amortized over the remaining term of the underlying time charters and will reduce the related time charter revenue. The LLC recorded a net gain on lease termination of approximately $25,142,000 for the year ended December 31, 2009.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

     In connection with the Bareboat Charter Termination, the Top Ships Purchasers assumed full responsibility for the management of the Top Ships Vessels from Top Ships. Simultaneously with the Bareboat Charter Termination, the Top Ships Purchasers entered into a consulting and services agreement with Empire Navigational, Inc. (“Empire”) to manage all of the Top Ships Vessels. The Top Ships Purchasers agreed to pay Empire a fee to manage the Top Ships Vessels and pay any costs incurred from the operation of the vessels. In addition, the LLC terminated a first priority non-recourse secured loan (the “Fortis Loan”) with Fortis Bank NV/SA (“Fortis”) and entered into a new two-year non-recourse long-term loan with Fortis (the “New Fortis Loan”) for $26,500,000. In addition, the LLC terminated the four interest rate swap contracts (“Original Swap Contracts”) and simultaneously entered into a new interest rate swap contract with Fortis Bank (Nederland) N.V. (“Fortis Nederland”) (see Note 8).

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of developments in the market for product tankers and the related impact on the shipping industry, the Manager reviewed the LLC’s investment in the M/T Faithful, which is subject to a time charter.  As the time charter of the M/T Faithful ends during the first half of 2010 and current market conditions are unfavorable, the Manager determined that indicators of impairment exist.  Based on the Manager’s review, the net book value exceeded the undiscounted cash flows, and the net book value of the product tanker exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $5,827,000 relating to the write down in value of the M/T Faithful. No amount of this impairment charge represents a cash expenditure.

Aframax Product Tankers

On April 11, 2007, the LLC, through its wholly-owned subsidiaries, ICON Senang, LLC and ICON Sebarok, LLC (the “Teekay Purchasers”), acquired two Aframax product tankers, the M/T Senang Spirit and the M/T Sebarok Spirit (collectively, the “Teekay Vessels”), from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Teekay Vessels was approximately $88,000,000, including borrowings of approximately $66,660,000 of non-recourse debt under a secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corporation (“Fortis Capital”). The LLC paid an acquisition fee to the Manager of approximately $2,640,000 in connection with this transaction.  Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Purchasers entered into a bareboat charter for each of the Teekay Vessels with an affiliate of Teekay for a term of 60 months. The bareboat charters expire in April 2012.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

Manufacturing Equipment

     On March 30, 2007, the LLC, through its wholly-owned subsidiary, ICON French Equipment I, LLC (“ICON Heuliez”), entered into a purchase and sale agreement (the “Heuliez Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Heuliez Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The LLC incurred professional fees of approximately $42,000 and paid an acquisition fee to the Manager of approximately $360,000 relating to this transaction.  These fees were capitalized as part of the acquisition cost of the equipment. The leases expire on March 30, 2012.

On October 26, 2007, HSA and Groupe Henri Heuliez (“GHH”), the guarantor of the leases with ICON Heuliez, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and Heuliez paid all amounts due under the leases through January 1, 2008. As of February 1, 2008, ICON Heuliez entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and Heuliez for the period beginning February 1, 2008 and ending July 31, 2008. On August 13, 2008, the administrator of the “procedure de sauvegarde” confirmed a continuation plan for HSA, Heuliez and GHH. The terms of such plan included HSA and Heuliez making reduced payments to ICON Heuliez until January 31, 2009.  Beginning February 1, 2009, full payments under the leases would resume.  In addition, each lease with ICON Heuliez would be extended for an additional year.  During the one year extension, HSA and Heuliez made monthly payments to repay the shortfall resulting from the reduced payments ICON Heuliez received between February 1, 2008 and January 31, 2009.

Due to the global downturn in the automotive industry, on April 15, 2009, GHH and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, Bernard Krief Consultants (“BKC”), has agreed to purchase Heuliez. On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of the LLC’s leases. Subsequently, Heuliez requested a restructuring of its lease payments, which has been negotiated, but not finalized. Due to the uncertainty regarding the LLC’s ability to collect all amounts which are due in accordance with the leases, it will prospectively recognize revenue on a cash basis.  In addition, the Manager has assessed that the collectability of the outstanding accounts receivable balance at December 31, 2009 of approximately $513,000 was doubtful and established a reserve against the receivable.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

      On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively. The LLC paid acquisition fees to the Manager for the W Forge, Scott, and Gilco transactions of approximately $630,000, $18,000 and $18,000, respectively.  Each of the leases commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively. The LLC paid acquisition fees to the Manager for the General and AMI transactions of approximately $12,000 and $51,000, respectively.  Each of the leases’ base terms commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI, Fund Ten and ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve” and, together with the LLC and Fund Ten, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  The MWU subsidiaries’ obligations under their leases (including the leases of W Forge, Scott, Gilco, General and AMI) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds have also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.

On June 9, 2008, the Participating Funds entered into a forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain defaults under their lease covenants with the LLC.  The terms of the forbearance agreement included, among other things, the pledge of additional collateral and the grant of a warrant to the LLC for the purchase of 300 shares of capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended forbearance agreement with the MWU entities to cure certain non-payment related defaults by the MWU entities under their lease covenants with the LLC. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015. As of December 31, 2009, the LLC’s proportionate share of the MWU warrant was 57.3%. At December 31, 2009, the Manager determined that the fair value of the MWU warrant was $0.

On January 26, 2009, the LLC sold the manufacturing equipment that was on lease to Gilco for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the year ended December 31, 2009.

On February 27, 2009, the Participating Funds and IEMC entered into a further amended forbearance agreement with the MWU entities to cure certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, the LLC received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and a warrant to purchase 20% of the fully diluted common stock of W Forge, at an exercise price of $0.01 per share exercisable for a period of five years from the grant date. In April 2009, the LLC further restructured the payment obligations of W Forge to give it additional flexibility while at the same time attempting to preserve the LLC’s projected economic return on the LLC’s investment. In consideration for this restructuring, the LLC received a warrant from W Forge to purchase an additional 20% of its fully diluted common stock, at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

On December 31, 2009, the LLC and W Forge agreed to terminate their lease and simultaneously with the termination, the LLC sold the equipment to W Forge for approximately $9,437,000 and removed the equipment from the W Forge Holdings lease. In conjunction with the sale of the equipment, Cerion MPI, LLC, an entity affiliated with W Forge (“Cerion MPI”), delivered a promissory note to the LLC in the principal amount of approximately $10,015,000.  The promissory note bears interest at the rate of 14% per year and is payable monthly in arrears for the period beginning January 1, 2010 and ending December 31, 2013.  The promissory note is guaranteed by Cerion MPI’s parent company, Cerion, LLC. The LLC recorded a gain of approximately $844,000 for the year ended December 31, 2009 in connection with the sale of the manufacturing equipment.  In connection with the termination of the lease arrangement with W Forge, the LLC also cancelled the warrants received from W Forge. The LLC did not record a gain or loss in connection with the cancellation of the warrants.

On April 24, 2008, the LLC, through its wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”), completed the purchase and simultaneous leaseback of semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $6,348,000. The LLC paid acquisition fees of approximately $190,000 to the Manager in connection with this transaction. The base lease term is 60 months and expires on June 30, 2013. As additional security for the purchase and lease, ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the LLC believes that it is adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s ability to collect the amounts due to it in accordance with the leases or the additional security it received. As of December 31, 2009, the LLC has classified the remaining ICON EAR II assets as assets held for sale as a result of the involuntary bankruptcy of EAR in the current year.

     The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable.

At the time of the Manager’s review, the following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy and (ii) EAR’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 2009.

Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value. As a result, the LLC recognized a non-cash impairment charge of approximately $1,235,000 relating to the write down in value of the semiconductor manufacturing equipment.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

      In addition, ICON EAR II had a net accounts receivable balance outstanding of approximately $51,000, which was charged to bad debt expense during the year ended December 31, 2009 in accordance with the LLC’s accounting policies and the above mentioned factors. Bad debt expense is included in general and administrative expenses in the consolidated statements of operations.

     On June 30, 2008, the LLC and Fund Twelve formed ICON Pliant, LLC (“ICON Pliant”), which entered into an agreement with Pliant Corporation (“Pliant”) to acquire manufacturing equipment for a purchase price of $12,115,000, of which the LLC paid approximately $6,663,000. On July 16, 2008, the LLC and Fund Twelve completed the acquisition of and simultaneously leased back the manufacturing equipment to Pliant. The LLC and Fund Twelve have ownership interests in ICON Pliant of 55% and 45%, respectively. The lease expires on September 30, 2013. ICON Pliant paid an acquisition fee to the Manager of approximately $363,000, of which the LLC’s share was approximately $200,000.

     On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. On September 22, 2009, Pliant assumed its lease with ICON Pliant and on December 3, 2009, Pliant emerged from bankruptcy. To date, Pliant has made all of its lease payments.

Telecommunications Equipment

On November 17, 2005, the LLC, along with ICON Income Fund Eight A L.P. (“Fund Eight A”) and Fund Ten, both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 44%, 12% and 44%, respectively, to purchase telecommunications equipment from various vendors. On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of approximately $7,733,000, which changed the LLC’s, Fund Eight A’s and Fund Ten’s ownership interests to 61.39%, 7.99% and 30.62%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing as of March 31, 2006. The total capital contributions made to ICON Global Crossing were approximately $25,131,000.

ICON Global Crossing purchased approximately $22,100,000 of equipment during February and March 2006 and approximately $3,200,000 of additional equipment during April 2006, all of which is subject to a 48-month lease with Global Crossing that expires on March 31, 2010. The LLC paid initial direct costs in the form of legal fees of approximately $200,000. The LLC also paid an acquisition fee to the Manager of approximately $232,000 relating to the additional capital contribution made during March 2006.

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000. The LLC recorded a gain of approximately $111,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.  Accordingly, the LLC's 61.39% membership interest in ICON Global Crossing was sold and the LLC deconsolidated ICON Global Crossing and recorded a gain on the sale of its investment of approximately $51,000 for the year ended December 31, 2009, which was included in interest and other income in the consolidated statements of operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Leased Equipment at Cost - continued

On December 29, 2006, the LLC, through its wholly-owned subsidiary, ICON Global Crossing III, purchased telecommunications equipment for approximately $9,779,000. This equipment is subject to a 48-month lease with Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”), which expires on December 31, 2010. The LLC paid an acquisition fee to the Manager of approximately $293,000 relating to this transaction. On June 26, 2008 and June 27, 2008, the LLC, through its wholly-owned subsidiary ICON Global Crossing III, acquired additional telecommunications equipment for an aggregate purchase price of approximately $5,417,000. The equipment is subject to a 36-month lease with Global Crossing, which expires on June 30, 2011. The LLC paid acquisition fees to the Manager of approximately $163,000 in connection with this transaction.

On December 1, 2009, the LLC, through ICON Global Crossing III, and Global Crossing agreed to terminate certain schedules to their lease and, simultaneously with the termination, ICON Global Crossing III sold the equipment to Global Crossing for the aggregate purchase price of $8,390,853 and removed the equipment from the lease. The LLC recorded a gain of approximately $1,010,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years consisted of the following at December 31, 2009. There will be no additional rents receivable after 2014.

Years Ending December 31,

2010	$31,087,882
2011	$22,032,210
2012	$14,580,816
2013	$11,117,165
2014	$7,170,072

(6)	Note Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was set to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  The equipment was comprised of two fully-automated manufacturing lines that combine glass tubes and thin film semiconductors to produce solar panels.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant is set to expire on April 6, 2014.  The financing facility was for a maximum amount of $93,500,000, of which the LLC committed to invest up to $5,000,000. As of June 30, 2008, the LLC had loaned approximately $4,367,000.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated.  The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest.  The repayment does not affect the warrant held by the LLC and the LLC retains its rights thereunder.  At December 31, 2009, the Manager determined that the fair value of this warrant was $79,371.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed and controlled by the Manager, formed five joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desires to sell its interests in the equipment or joint venture.

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

On March 9, 2006, pursuant to the master lease agreement, the shareholders of Energy Asset Management plc, the parent company of EAM, approved the issuance of and issued warrants to ICON EAM to acquire 7,403,051 shares of Energy Asset Management plc’s stock.  The warrants are exercisable for five years after issuance and have a strike price of 1.50p.  At December 31, 2009, the Manager determined that the fair value of these warrants was $0.

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
December 31, 2009

(7)	Investments in Joint Ventures - continued

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

ICON Global Crossing II, LLC

      On September 27, 2006, Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”) formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of telecommunications equipment that is subject to a 48-month lease with the Global Crossing Group that expires on October 31, 2010.  On October 31, 2006, the LLC made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for the LLC, Fund Nine and Fund Ten at October 31, 2006 to 13.26%, 14.40% and 72.34%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with the Global Crossing Group that expires on October 31, 2010. The LLC paid approximately $55,000 in acquisition fees to the Manager relating to this transaction.

ICON EAR, LLC

On December 11, 2007, the LLC and Fund Twelve formed ICON EAR, LLC (“ICON EAR”), with ownership interests of 45% and 55%, respectively.  On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000, of which the LLC’s share was approximately $3,121,000. During June 2008, the LLC and Fund Twelve made additional contributions to ICON EAR, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which the LLC’s share was approximately $3,958,000. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction.  The lease term commenced on July 1, 2008 and expires on June 30, 2013. The LLC paid acquisition fees to the Manager of approximately $212,000 relating to these transactions. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Investments in Joint Ventures - continued

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

At the time of the Manager’s review, the following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy and (ii) EAR’s filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 2009.

Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value. As a result, ICON EAR recognized a non-cash impairment charge of approximately $3,429,000 relating to the write down in value of the semiconductor manufacturing equipment. The LLC’s share of the impairment loss was approximately $1,543,000 and was included in the (loss) income from investments in joint ventures in the consolidated statements of operations for the year ended December 31, 2009.

In addition, ICON EAR had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009 in accordance with ICON EAR’s accounting policies and the above mentioned factors. The LLC’s share of the bad debt expense was approximately $258,000 and was included in the (loss) income from investments in joint ventures in the consolidated statements of operations for the year ended December 31, 2009.

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Twelve, purchased four promissory notes (the “Northern Notes”) made by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. and received an assignment of the underlying master loan and security agreement (the "MLSA"), dated July 28, 2006. The LLC, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25%, and 52.75%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Northern Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Northern Notes are secured by an underlying pool of leases for credit card machines. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Northern Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Northern Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.

The Northern Notes mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000. The LLC’s share of the purchase price of the Northern Notes was approximately $11,051,000 and the LLC paid an acquisition fee to the Manager of approximately $332,000 relating to this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt at December 31, 2009 and 2008:

	2009	2008

ICON European Container, LLC	$19,112,200	$25,850,000
ICON European Container II, LLC	26,905,800	33,240,000
ICON Doubtless, LLC (1)	6,625,000	12,688,471
ICON Spotless, LLC (1)	6,625,000	12,688,471
ICON Faithful, LLC (1)	6,625,000	13,348,285
Isomar Marine Company Limited (1)	6,625,000	13,698,002
ICON Senang, LLC	21,210,529	25,968,202
ICON Sebarok, LLC	21,210,529	25,968,202

Total non-recourse long-term debt	114,939,058	163,449,633

Less: Current portion of non-recourse long-term debt	43,603,558	42,995,346

Total non-recourse long-term debt, less current portion	$71,335,500	$120,454,287

(1) Currently in default and attempting to be restructured, see discussion below.

Container Vessels

In connection with the acquisition of the ZIM Vessels on June 21, 2006, the LLC assumed approximately $93,325,000 of senior non-recourse long-term debt.  Pursuant to the terms of the HSH Loan Agreement, there are two separate tranches to the senior non-recourse long-term debt obligation. HSH has first priority security interest in the ZIM Vessels. The ZIM Purchasers are jointly and severally liable for the obligations under the loan agreement and the ZIM Vessels are cross-collateralized. The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty.

The tranche of the senior non-recourse long-term debt obligation relating to the acquisition of the M/V ZIM Japan Sea and M/V ZIM Andaman Sea (f/k/a ZIM America) (collectively, “Tranche I”) matures on November 18, 2010 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.25% per year. The tranche of the senior non-recourse long-term debt obligation relating to the acquisition of the M/V ZIM Hong Kong and M/V ZIM Israel (collectively, “Tranche II”) matures on January 27, 2011 and accrues interest at LIBOR plus 1.25% per year.

On April 24, 2008, the LLC amended the loan agreement with HSH, changing the payment terms from quarterly payments to monthly payments. The LLC will be required to make monthly payments on Tranche I ranging from $240,000 to $1,680,000 and will have a balloon payment due November 18, 2010 of approximately $7,300,000, and the LLC will be required to make monthly payments on Tranche II ranging from $210,000 to $2,110,000 and will have a balloon payment due January 27, 2011 of approximately $13,900,000.

     As part of the acquisition of the ZIM Vessels, the LLC assumed three interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on the senior non-recourse long-term debt obligation and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts had a fixed interest rate of 5.41% for M/V ZIM Japan Sea, 5.97% for M/V ZIM Andaman Sea (f/k/a ZIM America), and 5.99% for M/V ZIM Hong Kong and M/V ZIM Israel.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Non-Recourse Long-Term Debt - continued

On April 28, 2008, the LLC terminated these three interest rate swap contracts and entered into two new interest rate swaps.  These transactions resulted in a gain of approximately $160,000. After giving effect to the swap agreements, the LLC has a fixed interest rate of 5.75% (for the M/V ZIM Andaman Sea and the M/V ZIM Japan Sea) and 5.99% (for the M/V ZIM Hong Kong and the M/V ZIM Israel), respectively, per year. At December 31, 2009 and 2008, the outstanding balance of the senior and junior non-recourse long-term debt obligations related to the ZIM Vessels was $46,018,000 and $59,090,000, respectively.

On February 9, 2010, the LLC, through its wholly-owned subsidiaries, amended the HSH Loan Agreement (the “Amended Facility Agreement”) to correspond with the revised payment schedule in the European Containers Charter Amendments, which also cured the debt that was in default as of December 31, 2009.

Handymax Product Tankers

In connection with the acquisition of the Top Ships Vessels (see Note 5), the Top Ships Purchasers entered into the Fortis Loan with Fortis for approximately $80,000,000. The LLC paid and capitalized approximately $480,000 in debt financing costs. Pursuant to the terms of the Fortis Loan, there were four separate advances: (i) approximately $19,364,000 for the acquisition of the M/T Doubtless, (ii) approximately $19,364,000 for the acquisition of the M/T Spotless, (iii) approximately $20,363,000 for the acquisition of the M/T Faithful, and (iv) approximately $20,909,000 for the acquisition of the M/T Vanguard.  The advances are all cross-collateralized, have a maturity date of June 22, 2011 and accrue interest at LIBOR plus 1.125% per year.

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

On June 16, 2006, the LLC also entered into four interest rate swap contracts with Fortis Nederland in order to fix the variable interest rate on the LLC’s non-recourse debt with regards to the Top Ships Vessels and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreements, the LLC has a fixed interest rate of 6.715% per year. The LLC accounts for these swap contracts as cash flow hedges and recognize the change in the fair value in other comprehensive (loss) income.

      In connection with the acquisition of the Top Ships Vessels, the Top Ships Purchasers assumed the second priority non-recourse debt of approximately $10,000,000 with Top Ships, consisting of (i) approximately $2,420,000 relating to the acquisition of the M/T Doubtless, (ii) approximately $2,420,000 relating to the acquisition of the M/T Spotless, (iii) approximately $2,550,000 relating to the acquisition of the M/T Faithful and (iv) approximately $2,610,000 relating to the acquisition of the M/T Vanguard. The second priority non-recourse debt will mature on March 14, 2011 and does not accrue interest. The LLC has recorded the second priority non-recourse debt at its net present value at June 16, 2006, which was approximately $8,778,000, and imputes interest at 2.75% per year, which is the rate of interest on similar second priority non-recourse debt that the LLC had. Top Ships has a second priority security interest in the Top Ships Vessels as security for the junior non-recourse long-term debt obligations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Non-Recourse Long-Term Debt - continued

In connection with the Bareboat Charter Termination, the LLC prepaid $8,500,000 of the outstanding senior non-recourse long-term debt, which reduced the outstanding balance to $26,500,000. Simultaneously, the LLC terminated the Fortis Loan and entered into the New Fortis Loan for $26,500,000. The New Fortis Loan cross-collateralizes the Top Ships Vessels, has a maturity date of June 16, 2011 and accrues interest at LIBOR or LIBOR equivalent plus 2.75% per year. The LLC paid and capitalized $265,000 in debt financing costs in connection with the New Fortis Loan and paid approximately $170,000 in fees in connection with the terminated Fortis Loan, which costs and fees were expensed during the year ended December 31, 2009.

In connection with the termination of the Fortis Loan, the LLC terminated the Original Swap Contracts during the year ended December 31, 2009. Simultaneously with the execution of the New Fortis Loan, the LLC entered into a new interest rate swap contract with Fortis Nederland in order to fix the variable interest rate on the non-recourse long-term debt with regard to the Top Ships Vessels and to minimize the risk to interest rate fluctuations. After giving effect to the new swap contract, the LLC has a fixed interest rate of 7.62% per year. The LLC accounts for the new swap contract as a non-designated derivative instrument and will recognize any change in the fair value directly in earnings.

As a result of the Bareboat Charter Termination, the LLC recognized a gain on extinguishment of debt of approximately $9,548,000 in connection with Top Ships waiving its rights to the second priority non-recourse debt obligations, which is included in the gain on lease termination in the accompanying consolidated statement of operations for the year ended December 31, 2009.

On September 23, 2009, the Top Ships Purchasers defaulted on the New Fortis Loan due to their failure to make required payments under the agreement. The Top Ships Purchasers are currently in active discussions with Fortis and are attempting to restructure the New Fortis Loan.  The LLC has classified the balance of the outstanding non-recourse long-term debt under this agreement as current at December 31, 2009.

At December 31, 2009 and 2008, the outstanding balance of the senior and junior non-recourse long-term debt obligations related to the Top Ships Vessels was $26,500,000 and $52,423,000, respectively.

Aframax Product Tankers

In connection with the acquisition of the Teekay Vessels (see Note 5), the Teekay Purchasers borrowed approximately $66,660,000 of non-recourse debt under the Teekay Loan Agreement with Fortis Capital. Pursuant to the terms of the Teekay Loan Agreement, there were two advances of approximately $33,330,000 each for the acquisition of the M/T Senang Spirit and the M/T Sebarok Spirit, respectively. The LLC paid and capitalized approximately $880,000 in debt financing costs. The advances are both cross-collateralized, have a maturity date of April 11, 2012 and accrue interest at LIBOR plus 1.00% per year.

The advances require monthly principal payments ranging from approximately $202,000 to $1,006,000.  On April 11, 2012, a balloon payment of approximately $18,800,000 is due.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. At December 31, 2009 and 2008, the outstanding balance of the non-recourse long-term debt obligations related to the Teekay Vessels was approximately $42,421,000 and $51,936,000, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Non-Recourse Long-Term Debt - continued

On April 11, 2007, the LLC entered into two additional interest rate swap contracts with Fortis Nederland in order to fix the variable interest rate on the LLC’s non-recourse long-term debt with regards to the Teekay Vessels and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreements, the LLC has a fixed interest rate of 6.125% per year. The LLC accounted for these swap contracts as cash flow hedges.

As of December 31, 2009 and 2008, the LLC had net deferred financing costs of $563,955 and $630,598, respectively. For the years ended December 31, 2009, 2008 and 2007, the LLC recognized amortization expense of $418,762, $532,882 and $168,309, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2009. There will be no additional maturities on non-recourse long term debt after 2014.

Years Ending December 31,
2010	$43,603,558
2011	11,116,800
2012	23,810,700
2013	5,325,000
2014	31,083,000
$114,939,058

(9)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), Fund Nine, Fund Ten, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(9)	Revolving Line of Credit, Recourse - continued

The Borrowers are also parties to a Contribution Agreement (the “Contribution Agreement”) that provides that, in the event that a Borrower pays an amount in excess of its share of total obligations under the Facility, the other Borrowers will contribute to such Borrower so that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and the LLC, respectively. As of March 24, 2010, Fund Ten and the LLC had outstanding borrowings under the Facility of $700,000 and $0, respectively.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2009.  As of such date. no amounts were due to or payable by the LLC under the Contribution Agreement.

(10)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.

The components of loss before income taxes were:

	Years Ended December 31,
	2009	2008	2007
Non-taxable (1)	$(44,793,430)	$(859,198)	$732,236
Taxable (1)	1,389,368	(4,353,738)	62,557
(Loss) income before income taxes	$(43,404,062)	$(5,212,936)	$794,793

(1) The distinction of the taxable and non-taxable activities were determined based on the locations of the taxing authorities.

The components of the benefit (provision) for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
Foreign national and provincial (provision) benefit	$(495,291)	$2,057,668	$(293,016)

Deferred:
Foreign national and provincial benefit (provision)	648,771	(595,016)	(1,911,211)

Benefit (provision) for income taxes	$153,480	$1,462,652	$(2,204,227)

During 2008, the LLC elected to carry back certain cumulative net operating losses to prior periods to recover income taxes paid for the year ended December 31, 2006, resulting in the recognition of a benefit of approximately $2,551,000. As of December 31, 2009, the LLC has a deferred tax asset of approximately $3,022,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable. This deferred tax asset has a full valuation allowance. The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and  for income tax purposes.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Foreign Income Taxes - continued

The significant components of deferred taxes consisted of the following:

	December 31,
Non-current deferred tax assets:	2009	2008
Leased equipment at cost, less accumulated depreciation	$4,675,969	$4,464,693
Unrealized taxable capital loss	298,051	125,106
Net operating loss carryforward, net of current portion	2,945,597	2,529,455
Total non-current deferred tax assets before valuation allowance	7,919,617	7,119,254
Valuation allowance	(3,021,502)	(2,529,455)
Total deferred tax assets	$4,898,115	$4,589,799

Non-current deferred tax liabilities:
Net investment in finance leases	$(3,732,916)	$(4,292,885)
Unrealized taxable capital gain	(222,146)	(90,813)
Total deferred tax liabilities	(3,955,062)	(4,383,698)
Net deferred tax assets	$943,053	$206,101

Reconciliations from the benefit (provision) for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the benefit (provision) for income taxes are as follows:

	2009	2008	2007
U.S. Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Rate benefit for U.S. partnership operations	34.0%	34.0%	34.0%
Foreign taxes	(0.4)%	20.1%	(802.2)%

	0.4%	20.1%	(802.2)%

The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2009 periods. The LLC has not identified any uncertain tax positions as of December 31, 2009.

(11)	Transactions with Related Parties

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(11)	Transactions with Related Parties- continued

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Effective July 1, 2009, the Manager suspended its collection of a portion of its management fees through December 31, 2009. The Manager will review this suspension on a month-to-month basis.

The LLC paid distributions to the Manager of $333,811, $334,071 and $375,190 for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, the Manager’s interest in the net loss attributable to Fund Eleven was $450,959, $57,977 and $24,790 for the years ended December 31, 2009, 2008 and 2007, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2009, 2008 and 2007 were as follows:

Entity	Capacity	Description	2009	2008	2007

ICON Capital Corp.	Manager	Organization and offering expenses (1)	$-	$-	$1,095,103
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	-	1,460,137
ICON Capital Corp.	Manager	Acquisition fees (2)	-	1,204,384	4,624,646
ICON Capital Corp.	Manager	Management fees (3) (4)	2,185,858	5,110,375	6,662,395
ICON Capital Corp.	Manager	Administrative expense reimbursements (3)	1,951,850	3,586,973	5,423,388
Total fees paid to related parties			$4,137,708	$9,901,732	$19,265,669

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(3) Charged directly to operations.
(4) The Manager suspended the collection of its management fees in the amount of $1,355,498 during the year ended December 31, 2009.

At December 31, 2009, the LLC had a payable of $300,223 due to the Manager and its affiliates that consisted primarily of an accrual due to the Manager for administrative expense reimbursements. At December 31, 2008, the LLC had a net payable of $288,802 due to the Manager and its affiliates that consisted primarily of accruals due to the Manager for administrative expense reimbursements and management fees.

(12)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Derivative Financial Instruments - continued

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2009, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container and ICON European Container II designated as cash flow hedges with an aggregate notional amount of approximately $78,131,000. These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012.

As of December 31, 2008, the LLC had eight floating-to-fixed interest rate swaps relating to ICON Faithful, LLC, ICON Doubtless, LLC, Isomar Marine Company Limited, ICON Spotless, LLC, ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container and ICON European Container II designated as cash flow hedges with an aggregate notional amount of approximately $146,026,000. These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the year ended December 31, 2008, the LLC recorded hedge ineffectiveness in the amount of approximately $12,000, as a component of the (gain) loss on financial instruments in the consolidated statements of operations. During the years ended December 31, 2009 and 2007, the LLC recorded no hedge ineffectiveness in earnings.

During the twelve months ending December 31, 2010, the LLC estimates that approximately $2,849,000 will be transferred from AOCI to interest expense.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Derivative Financial Instruments - continued

Non-designated Derivatives

The LLC holds an interest rate swap with a notional balance of approximately $22,845,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheet as of December 31, 2009:

	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	Derivative instruments	$3,942,837

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	Derivative instruments	$1,106,490
Warrants	Other non-current assets	$79,371		$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2009:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCIinto Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$454,962	Interest expense	$(4,115,917)	Gain (loss) on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the statements of operations for the year ended December 31, 2009 of $346,739. This gain was recorded as a component of (gain) loss on financial instruments. The gain recorded for the year ended December 31, 2009 was comprised of $328,947 relating to interest rate swap contracts and $17,792 relating to warrants.

The LLC’s derivative financial instruments not designated as hedging instruments generated a  loss on the statements of operations for the year ended December 31, 2008 of $830,336.  The loss was recorded as a component of (gain) loss on financial instruments. The loss recorded for the year ended December 31, 2008 was comprised of $802,274 relating to interest rate swap contracts and $28,062 relating to warrants.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Derivative Financial Instruments - continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a  loss on the statements of operations for the year ended December 31, 2007 of $2,846,069.  The loss was recorded as a component of (gain) loss on financial instruments. The loss recorded for the year ended December 31, 2007 was comprised of $2,821,045 relating to interest rate swap contracts and $25,024 relating to warrants.

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

As of December 31, 2009 and 2008, the fair value of the derivatives in a liability position was $5,049,327 and $9,257,854, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2009, the termination value would be $5,242,504.

(13)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of $1,861,934 and $376,294, respectively, at December 31, 2009 and accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of $6,432,813 and $157,534, respectively, at December 31, 2008.

(14)	Fair Value Measurements

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(14)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$79,371	$-	$79,371

Liabilities:

Derivative Liabilities	$-	$5,049,327	$-	$5,049,327

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2009:

	December 31, 2009 (1)	Level 1(2)	Level 2(3)	Level 3(4)	Total Impairment Loss
Leased equipment at cost	$49,113,909	-	$7,934,802	$46,000,000	$40,973,570
Assets held for sale, net	$3,813,647	-	$3,914,775	-	$1,234,554
Investment in joint venture	$4,181,236	-	$4,182,833	-	$1,543,192

(1) Represents the carrying value of the assets.
(2) Quoted prices in active markets for identical assets or liabilities.
(3) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(4) No observable pricing inputs in the market.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(14)	Fair Value Measurements - continued

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

	December 31, 2009
	Carrying Amount	Fair Value

Mortgage note receivable	$12,722,006	$14,962,253

(15)	Share Repurchase

The LLC repurchased 163, 603, and 1,287 Shares for the years ended December 31, 2009, 2008 and 2007, respectively. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. Repurchased Shares are accounted for as a reduction of members' equity.

(16)	Concentrations of Risk

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2009, the LLC had three lessees that accounted for approximately 63.0% of its total rental and finance income. For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 55.4% of rental and finance income.  For the year ended December 31, 2007, the LLC had two lessees that accounted for approximately 36.1% of rental and finance income. No other lessees accounted for more than 10% of rental and finance income.

At December 31, 2009, the LLC had three lessees that accounted for approximately 59.9% of total assets and one lender that accounted for approximately 53.4% of total liabilities.

At December 31, 2008, the LLC had three lessees that accounted for approximately 63.6% of total assets and one lender that accounted for approximately 51.9% of total liabilities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(17)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases (net of accumulated depreciation), investments in joint ventures and mortgage notes receivable, are as follows:

	Year Ended December 31, 2009
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$21,174,455	$-	$923,749	$42,001,646	$64,099,850
Time charter income	$-	$-	$-	$5,559,524	$5,559,524
Finance income	$1,626,327	$921,812	$-	$-	$2,548,139
Income from investments in joint ventures	$345,938	$-	$-	$-	$345,938

	At December 31, 2009
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$9,749,463	$14,931,689	$-	$-	$24,681,152
Leased equipment at cost, net	$15,853,373	$-	$9,120,432	$158,640,374	$183,614,179
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006
Investments in joint ventures	$11,578,687	$-	$-	$-	$11,578,687
Note receivable	$10,015,000	$-	$-	$-	$10,015,000
Assets held for sale, net	$3,813,647	$-	$-	$-	$3,813,647

(a)	The LLC's vessels are chartered to four separate companies: four vessels are chartered to ZIM, the Top Ships Vessels are time chartered to two companies, and two vessels are chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(17)	Geographic Information - continued

	Year Ended December 31, 2008
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$27,283,234	$6,769,185	$3,512,451	$52,444,659	$90,009,529
Finance income	$2,461,206	$2,190,067	$-	$-	$4,651,273
Income from investments in joint ventures	$835,966	$-	$1,235,053	$-	$2,071,019

	At December 31, 2008
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$14,983,518	$16,500,915	$-	$-	$31,484,433
Leased equipment at cost, net	$65,898,284	$-	$10,347,519	$256,978,548	$333,224,351
Investments in joint ventures	$18,659,329	$-	$-	$-	$18,659,329
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006

(a)
The LLC's vessels are chartered to three separate companies: four vessels are chartered to ZIM, four vessels are chartered to Top Ships and two vessels are chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(18)	Selected Quarterly Financial Data

The following table is a summary of selected financial data by quarter:

		(unaudited)			Year ended
	Quarters Ended in 2009				December 31,
	March 31,	June 30,	September 30,	December 31,	2009
Total revenue	$22,025,271	$47,778,040	$17,746,329	$15,644,597	$103,194,237
Net income (loss) attributable to Fund Eleven allocable to additional members	$2,508,338	$26,936,132	$(53,056,688)	$(21,032,739)	$(44,644,957)
Weighted average number of additional shares of
limited liability company interests outstanding	363,188	363,152	363,120	363,099	363,139
Net income (loss) attributable to Fund Eleven per weighted average
additional share of limited liability company interests	$6.91	$74.17	$(146.11)	$(57.93)	$(122.94)

		(unaudited)			Year ended December 31, 2008
	Quarters Ended in 2008
	March 31,	June 30,	September 30,	December 31,
Total revenue	$30,204,703	$14,067,736	$20,980,849	$21,513,613	$86,766,901
Net (loss) income attributable to Fund Eleven allocable to additional members	$(364,888)	$(5,333,498)	$1,313,247	$(1,354,605)	$(5,739,744)
Weighted average number of additional shares of
limited liability company interests outstanding	363,563	363,486	363,355	363,268	363,414
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests	$(1.00)	$(14.67)	$3.61	$(3.73)	$(15.79)

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

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  No amounts are due under the credit support agreement at December 31, 2009.

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(20)	Income Tax Reconciliation (Unaudited)

At December 31, 2009 and 2008, the members’ capital accounts included in the consolidated financial statements totaled $136,378,244 and $210,185,781, respectively.  The members’ capital for federal income tax purposes at December 31, 2009 and 2008 totaled $269,480,692 and $277,243,722, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on the sales of equipment and portfolio, depreciation and amortization between financial reporting purposes and federal income tax purposes.

 The following table reconciles net loss attributable to Fund Eleven for financial statement reporting purposes to the net income (loss) attributable to Fund Eleven for federal income tax purposes for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net loss attributable to Fund Eleven per consolidated financial statements	$(45,095,916)	$(5,797,721)	$(2,478,993)

Depreciation and amortization	37,333,436	(8,242,341)	2,165,886
Rental income	(9,208,865)	(29,135,836)	9,129,723
Gain on sale of portfolio	-	26,261,885	-
Gain on consolidated joint venture	6,101,571	-	-
Loss on sale of leased equipment	(7,469,387)	-	(2,795,099)
Impairment loss	42,208,124	-	-
Bad debt expense	2,389,977	-	-
Other items	(451,939)	(2,952,423)	(2,949,089)

Net income (loss) attributable to Fund Eleven for federal income tax purposes	$25,807,001	$(19,866,436)	$3,072,428

Schedule II - Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	Charged to	Charged to			Other Charges		Balance at
Description	Beginning of Year	Costs and Expenses	Deferred Tax Asset		Deductions	Additions (Deductions)		End of Year

Valuation allowance for deferred tax assets:

Year ended December 31, 2009
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$2,529,455	-	$75,905		-	$416,142	(b)	$3,021,502

Year ended December 31, 2008
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$2,716,674	-	$(187,219)		-	-		$2,529,455

Year ended December 31, 2007
Valuation allowance for deferred tax assets
(deducted from deferred tax assets)	-	-	$2,716,674	(a)	-	-		$2,716,674

Allowance for doubtful accounts:

Year ended December 31, 2009
Allowance for doubtful accounts
(deducted from accounts receivable)	-	$1,569,221	-		-	$(62,908)	(b)	$1,506,313

Year ended December 31, 2008
Allowance for doubtful accounts
(deducted from accounts receivable)	$73,321	-	-		$(73,321)	-		-

Year ended December 31, 2007
Allowance for doubtful accounts
(deducted from accounts receivable)	$70,015	-	-		-	$3,306	(b)	$73,321

(a) Management has determined that it is less than likely that the net operating loss from one of the LLC’s wholly-owned subsidiaries in Canada will be recovered.
(b) Currency translation adjustment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2009, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our Manager’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	37	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	58	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	37	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management
Harry Giovani	35	Senior Vice President — Credit

Michael A. Reisner, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON in 2001. Mr. Reisner has been a Director since May 2007.  Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008.  Mr. Reisner was also formerly Executive Vice President – Acquisitions from February 2006 through January 2007.  Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006.  Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, has been a Director since May 2007.  Mr. Gatto originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from September 2001 to July 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Chief Financial Officer since May 2008.  Mr. Branca was formerly Senior Vice President – Accounting and Finance from January 2007 through April 2008. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from March 2004 until January 2007, was International Controller of an internet affiliate from May 2002 to March 2004 and held various other management positions with The Nielsen Company from July 1997 through May 2002.  Previously, from 1995 through 1997, Mr. Branca was employed at Fortune Brands.  Mr. Branca started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Credit, joined ICON in April 2008. Most recently, from March 2007 to January 2008, Mr. Giovani was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from April 2004 to March 2007, he worked at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. Mr. Giovani started his career in 1997 at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and  Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2009, 2008 and 2007:

Entity	Capacity	Description	2009	2008	2007

ICON Capital Corp.	Manager	Organization and offering expenses (1)	$-	$-	$1,095,103
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	-	-	1,460,137
ICON Capital Corp.	Manager	Acquisition fees (2)	-	1,204,384	4,624,646
ICON Capital Corp.	Manager	Management fees (3) (4)	2,185,858	5,110,375	6,662,395
ICON Capital Corp.	Manager	Administrative expense reimbursements (3)	1,951,850	3,586,973	5,423,388
Total fees paid to related parties			$4,137,708	$9,901,732	$19,265,669

(1) Charged directly to members' equity.
(2) Capitalized and amortized to operations over the estimated service period in accordance with our accounting policies.
(3) Charged directly to operations.
(4) The Manager suspended the collection of its management fees in the amount of $1,355,498 during the year ended December 31, 2009.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $333,811, $334,071 and $375,190 for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, our Manager’s interest in the net loss attributable to us was $450,959, $57,977 and $24,790 for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 19, 2010, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 7 and 11 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Manager’s directors are independent. Under this definition, the board of directors of our Manager has determined that our Manager does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2009 and 2008, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

	2009	2008
Audit fees	$466,000	$527,792
Tax fees	108,714	81,500

	$574,714	$609,292

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

10.3   Loan Modification Agreement, dated as of June 20, 2007, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 16, 2009).

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 31, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 31, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

101