Form 10-Q
period 2010-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2010-05-14
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2010 is 362,654.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$10,202,294	$18,615,323
Current portion of net investment in finance leases	9,084,883	9,448,439
Accounts receivable, net	77,502	594,082
Current portion of note receivable	806,442	725,049
Assets held for sale, net	3,813,647	3,813,647
Other current assets	1,637,942	1,514,555

Total current assets	25,622,710	34,711,095

Non-current assets:
Net investment in finance leases, less current portion	14,037,580	15,232,713
Leased equipment at cost (less accumulated depreciation of
$168,655,798 and $158,488,912, respectively)	172,631,060	183,614,179
Mortgage note receivable	12,722,006	12,722,006
Note receivable, less current portion	9,087,756	9,289,951
Investments in joint ventures	10,358,404	11,578,687
Deferred income taxes, net	969,629	943,053
Other non-current assets, net	8,174,640	4,029,168

Total non-current assets	227,981,075	237,409,757

Total Assets	$253,603,785	$272,120,852

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$19,862,657	$43,603,558
Revolving line of credit, recourse	-	2,260,000
Derivative instruments	4,459,940	5,049,327
Deferred revenue	2,828	148,098
Due to Manager and affiliates	270,315	300,223
Accrued expenses and other liabilities	4,461,584	5,841,639

Total current liabilities	29,057,324	57,202,845

Non-current liabilities:
Non-recourse long-term debt, less current portion	92,747,062	71,335,500

Total Liabilities	121,804,386	128,538,345

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional members	128,950,359	139,684,262
Manager	(1,925,435)	(1,820,378)
Accumulated other comprehensive loss	(1,773,223)	(1,485,640)

Total Members' Equity	125,251,701	136,378,244

Noncontrolling Interests	6,547,698	7,204,263

Total Equity	131,799,399	143,582,507

Total Liabilities and Equity	$253,603,785	$272,120,852

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Rental income	$9,443,436	$19,757,260
Time charter revenue	2,910,477	-
Finance income	514,622	715,149
Income from investments in joint ventures	318,585	678,032
Net gain on sales of leased equipment	-	75,185
Interest and other income	1,250,633	799,645

Total revenue	14,437,753	22,025,271

Expenses:
Management fees - Manager	354,362	977,930
Administrative expense reimbursements - Manager	337,824	549,204
General and administrative	636,843	577,239
Vessel operating expense	3,037,100	-
Interest	2,112,587	2,628,428
Depreciation and amortization	10,472,445	13,803,438
(Gain) loss on financial instruments	(574,071)	5,782

Total expenses	16,377,090	18,542,021

(Loss) income before income taxes	(1,939,337)	3,483,250

(Provision) benefit for income taxes	(1,339)	388,116

Net (loss) income	(1,940,676)	3,095,134

Less: Net income attributable to noncontrolling interests	(227,345)	(561,459)

Net (loss) income attributable to Fund Eleven	$(2,168,021)	$2,533,675

Net (loss) income attributable to Fund Eleven allocable to:
Additional Members	$(2,146,341)	$2,508,338
Manager	(21,680)	25,337

	$(2,168,021)	$2,533,675

Weighted average number of additional shares of
limited liability company interests outstanding	362,736	363,188

Net (loss) income attributable to Fund Eleven per weighted
average additional share of limited liability company
interests outstanding	$(5.92)	$6.91

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity

	Additional Shares of			Accumulated Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Income (Loss)	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	363,093	$139,684,262	$(1,820,378)	$(1,485,640)	$136,378,244	$7,204,263	$143,582,507
Comprehensive (loss) income:
Net (loss) income	-	(2,146,341)	(21,680)	-	(2,168,021)	227,345	(1,940,676)
Change in valuation of derivative instruments	-	-	-	286,189	286,189	-	286,189
Currency translation adjustments	-	-	-	(573,772)	(573,772)	-	(573,772)
Total comprehensive (loss) income	-	-	-	(287,583)	(2,455,604)	227,345	(2,228,259)
Shares of limited liability company interests repurchased	(439)	(333,216)	-	-	(333,216)	-	(333,216)
Cash distributions	-	(8,254,346)	(83,377)	-	(8,337,723)	(883,910)	(9,221,633)

Balance, March 31, 2010 (unaudited)	362,654	128,950,359	(1,925,435)	$(1,773,223)	$125,251,701	$6,547,698	$131,799,399

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,940,676)	$3,095,134
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(2,958,000)	(3,026,000)
Finance income	(514,622)	(715,149)
Income from investments in joint ventures	(318,585)	(678,032)
Net gain on sales of leased equipment	-	(75,185)
Depreciation and amortization	10,472,445	13,803,438
Amortization of deferred time charter expense	419,522	-
Interest expense on non-recourse financing paid directly to lenders by lessees	911,914	937,104
Interest expense from amortization of debt financing costs	75,405	76,777
(Gain) loss on financial instruments	(574,071)	5,782
Deferred tax provision	1,339	140,054
Changes in operating assets and liabilities:
Collection of finance leases	2,047,215	1,709,196
Accounts receivable	516,580	(836,444)
Other assets, net	(4,814,082)	(75,108)
Payables, deferred revenue and other current liabilities	(1,440,918)	(837,576)
Due to/from Manager and affiliates	(29,908)	127,138
Distributions from joint ventures	311,630	678,032

Net cash provided by operating activities	2,165,188	14,329,161

Cash flows from investing activities:
Proceeds from sales of leased equipment	-	580,832
Repayment of note receivable	120,802	-
Distributions received from joint ventures in excess of profits	1,227,238	1,390,944
Other assets	(517)	(10,019)

Net cash provided by investing activities	1,347,523	1,961,757

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(95,000)	(8,130,000)
Proceeds from revolving line of credit, recourse	-	600,000
Repayments of revolving line of credit, recourse	(2,260,000)	-
Repurchase of additional shares of limited liability company interests	(333,216)	(60,599)
Cash distributions to members	(8,337,723)	(8,346,290)
Distributions to noncontrolling interests	(883,910)	(1,596,819)

Net cash used in financing activities	(11,909,849)	(17,533,708)

Effects of exchange rates on cash and cash equivalents	(15,891)	(39,977)

Net decrease in cash and cash equivalents	(8,413,029)	(1,282,767)
Cash and cash equivalents, beginning of period	18,615,323	7,670,929

Cash and cash equivalents, end of period	$10,202,294	$6,388,162

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$947,350	$1,559,472

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$2,958,000	$3,026,000

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

(2)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim period are not necessarily indicative of the results for the full year.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

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

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policy.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIEs. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

 In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2010	2009
Minimum rents receivable	$22,264,570	$24,311,785
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	335,803	361,899
Unearned income	(2,548,205)	(3,062,827)

Net investment in finance leases	23,122,463	24,681,152

Less: Current portion of net investment in finance leases	9,084,883	9,448,439

Net investment in finance leases, less current portion	$14,037,580	$15,232,713

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2010	2009
Marine vessels
Container vessels	$107,353,324	$107,353,324
Handymax product tankers	109,270,860	109,270,860
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	28,284,544	29,100,777
Telecommunications equipment	5,579,498	5,579,498

	341,286,858	342,103,091
Less: Accumulated depreciation	(168,655,798)	(158,488,912)

	$172,631,060	$183,614,179

Depreciation expense was $10,425,238 and $13,697,280 for the three months ended March 31, 2010 and 2009, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(5)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	March 31,	December 31,
	2010	2009

ICON European Container, LLC	$19,021,175	$19,112,200
ICON European Container II, LLC	26,986,232	26,905,800
ICON Senang, LLC	20,051,156	21,210,529
ICON Sebarok, LLC	20,051,156	21,210,529
ICON Doubtless, LLC	6,625,000	6,625,000
ICON Spotless, LLC	6,625,000	6,625,000
ICON Faithful, LLC	6,625,000	6,625,000
Isomar Marine Company Limited	6,625,000	6,625,000

Total non-recourse long-term debt	112,609,719	114,939,058

Less: Current portion of non-recourse long-term debt	19,862,657	43,603,558

Total non-recourse long-term debt, less current portion	$92,747,062	$71,335,500

Container Vessels

On February 9, 2010, the LLC, through its wholly-owned subsidiaries ICON European Container, LLC and ICON European Container II, LLC, amended the secured loan agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”) to correspond with the revised payment schedule in the bareboat charters for the M/V ZIM Andaman Sea (f/k/a ZIM America), the M/V ZIM Japan Sea, the M/V ZIM Hong Kong and the M/V ZIM Israel (collectively, the “ZIM Vessels”), which had been amended in October 2009.  The amendment to the HSH Loan Agreement also cured the default under the loan agreement as of December 31, 2009.

Handymax Product Tankers

On September 23, 2009, ICON Doubtless, LLC, ICON Faithful, LLC, ICON Spotless, LLC and Isomar Marine Company Limited (collectively, the “Top Ships Purchasers”) defaulted on the two-year non-recourse long-term loan (the “New Fortis Loan”) with Fortis Bank NV/SA (“Fortis”) due to their failure to make required payments under the agreement.  On April 1, 2010, the LLC, through the Top Ships Purchasers, amended the terms of the New Fortis Loan. In connection with the amendment of the New Fortis Loan, Fortis agreed to waive all defaults under the loan and the Top Ships Purchasers: (i) paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the M/T Doubtless, the M/T Faithful, the M/T Spotless and the M/T Vanguard (collectively, the “Top Ships Vessels”), (ii) paid $2,000,000 towards funding the operation of the Top Ships Vessels and (iii) agreed to pay up to $1,000,000 towards funding the operation of the Top Ships Vessels or repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels upon the earlier of a sale of the M/T Faithful or expiration of the M/T Faithful’s time charter, which expires in the second quarter of 2010. Accordingly, management reclassified approximately $23,900,000 of the current portion of the non-recourse long-term debt to non-current as of March 31, 2010.

On April 30, 2010, in connection with the amendment of the New Fortis Loan, ICON Doubtless, LLC, ICON Spotless, LLC and Isomar Marine Company Limited extended the term of their underlying time charters until November 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(5)	Non-Recourse Long-Term Debt - continued

As of March 31, 2010 and December 31, 2009, the LLC had net debt financing costs of $488,550 and $563,955, respectively. For the three months ended March 31, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $75,405 and $76,777, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at March 31, 2010. There will be no additional maturities of non-recourse long-term debt after 2014.

Years Ending December 31,
2010	$15,774,219
2011	17,366,800
2012	43,060,700
2013	5,325,000
2014	31,083,000
$112,609,719

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at March 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $700,000 at March 31, 2010, all of which was borrowed by Fund Ten.  Subsequent to March 31, 2010, Fund Ten borrowed an additional $650,000 under the Facility, which increased Fund Ten’s outstanding loan balance to $1,350,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(6)	Revolving Line of Credit, Recourse - continued

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants. At March 31, 2010, the Borrowers were in compliance with all covenants.

(7)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended March 31, 2010, the provision for income taxes was comprised of $1,339 in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2009 periods. The LLC has not identified any uncertain tax positions as of March 31, 2010.

As of March 31, 2010, the LLC has a net deferred tax asset of approximately $1,300 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable.  This deferred tax asset has a full valuation allowance.  The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

(8)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations. The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

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

During the three months ended March 31, 2010, the Manager suspended collection of a portion of its management fees.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(8)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2010	2009
ICON Capital Corp.	Manager	Management fees (1) (2)	$354,362	$977,930
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	337,824	549,204
			$692,186	$1,527,134

(1) Charged directly to operations.
(2) The Manager suspended the collection of a portion of its management fees in the amount of $184,361 during the three months ended March 31, 2010.

At March 31, 2010, the LLC had a net payable of $270,315 due to the Manager and its affiliates that primarily consisted of an accrual due to the Manager for administrative expense reimbursements.

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments. These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income or loss (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

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

As of March 31, 2010, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container, LLC and ICON European Container II, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $72,232,000. These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three months ended March 31, 2010, the LLC recorded $439,576 of hedge ineffectiveness in earnings. For the three months ended March 31, 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,576,000.

During the twelve months ending March 31, 2011, the LLC estimates that approximately $2,643,000 will be transferred from AOCI to interest expense.

Non-designated Derivatives

The LLC holds an interest rate swap with a notional balance of approximately $21,017,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2010 and December 31, 2009:

		Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$3,491,992	$3,942,837

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$967,948	$1,106,490
Warrants	Other non-current assets	$77,582	$79,371		$-	$-

 The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2010:

March 31, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(544,716)	Interest expense	$(830,905)	Gain (loss) on financial instruments	$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2009:

March 31, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$76,655	Interest expense	$(988,031)	Gain (loss) on financial instruments	$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

The LLC’s derivative financial instruments not designated as hedging instruments generated (gain) loss on financial instruments on the statements of operations for the three months ended March 31, 2010 and 2009 of ($574,071) and $5,782, respectively. The net gain recorded for the three months ended March 31, 2010 was comprised of ($575,860) relating to interest rate swap contracts and $1,789 relating to warrants. The loss recorded for the three months ended March 31, 2009 was comprised of $5,782 relating to warrants.

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

As of March 31, 2010, the fair value of the derivatives in a liability position was $4,459,940. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2010, the termination value was $4,566,157.

(10)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and currency translation adjustments of $1,575,745 and $197,478, respectively, at March 31, 2010 and accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of $1,861,934 and $376,294, respectively, at December 31, 2009.

Total comprehensive (loss) income for the three months ended March 31, 2010 and 2009 was ($2,228,259) and $3,398,114, which included: (i) net (loss) income of ($1,940,676) and $3,095,134, (ii) the net change in unrealized gain on derivative financial instruments of $286,189 and $1,064,686 and (iii) unrealized (loss) on currency translation adjustments of ($573,772) and ($761,706), respectively.

(11)	Fair Value Measurements

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(11)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$77,582	$-	$77,582

Liabilities:

Derivative liabilities	$-	$4,459,940	$-	$4,459,940

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

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt and mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loans based on recent transactions of this type.

	March 31, 2010
	Carrying Amount	Fair Value

Non-recourse long-term debt	$6,884,407	$6,919,924
Mortgage note receivable	$12,722,006	$15,092,503

(12)	Commitments and Contingencies

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(12)	Commitments and Contingencies - continued

The LLC, Fund Ten and Fund Twelve (collectively, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any subsidiary of MW Universal, Inc. (“MWU”) are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  No amounts were accrued at March 31, 2010 and the Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

(13)	Subsequent Event

Promissory Note

On April 13, 2010, Cerion MPI, LLC (“Cerion MPI”) made an unscheduled principal payment on the promissory note in the amount of $6,703,856.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

 We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our initial investments and our additional investments to the extent that the cash is not used for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We anticipate investing in equipment leases, other financing transactions and residual ownership rights in leased equipment from time to time until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Container Vessels

On February 9, 2010, we, through our wholly-owned subsidiaries, amended the HSH Loan Agreement to correspond with the revised payment schedule in the bareboat charters for the ZIM Vessels, which had been amended in October 2009.  The amendment to the HSH Loan Agreement also cured the default under the loan agreement as of December 31, 2009.

Subsequent Events

Handymax Product Tankers

On April 1, 2010, we, through the Top Ships Purchasers, amended the terms of the New Fortis Loan. In connection with the amendment of the New Fortis Loan, Fortis agreed to waive all defaults under the loan and the Top Ships Purchasers: (i) paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,000,000 towards funding the operation of the Top Ships Vessels and (iii) agreed to pay up to $1,000,000 towards funding the operation of the Top Ships Vessels or repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels upon the earlier of a sale of the M/T Faithful or expiration of the M/T Faithful’s time charter, which expires in the second quarter of 2010. Accordingly, management reclassified approximately $23,900,000 of the current portion of the non-recourse long-term debt to non-current as of March 31, 2010.

On April 30, 2010, in connection with the amendment of the New Fortis Loan, ICON Doubtless, LLC, ICON Spotless, LLC and Isomar Marine Company Limited extended the term of their underlying time charters until November 2010.

Promissory Note

On April 13, 2010, Cerion MPI made an unscheduled principal payment on the promissory note in the amount of $6,703,856.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronoucements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2010. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties. In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us. As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  During the three months ended March 31, 2010, we have not taken any impairment charges and there is no information that would cause our Manager to take an impairment charge on any of our assets at this time.

Results of Operations for the Three Months Ended March 31, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Rental income	$9,443,436	$19,757,260	$(10,313,824)
Time charter revenue	2,910,477	-	2,910,477
Finance income	514,622	715,149	(200,527)
Income from investments in joint ventures	318,585	678,032	(359,447)
Net gain on sales of leased equipment	-	75,185	(75,185)
Interest and other income	1,250,633	799,645	450,988

Total revenue	$14,437,753	$22,025,271	$(7,587,518)

Total revenue for the 2010 Quarter decreased $7,587,518, or 34.4%, as compared to the 2009 Quarter. The decrease in total revenue was primarily due to decreases in rental income, income from investments in joint ventures and finance income during the 2010 Quarter. The decrease in rental income was the result of (i) our Manager’s decision to put the leases with ICON Heuliez on a cash basis, (ii) the sale of equipment previously on lease to W Forge Holdings, Inc. (“W Forge”), (iii) the termination of the bareboat charters related to the Top Ships Vessels in June 2009 (the “Bareboat Charter Termination”), (iv) the liquidation of our investment in ICON Global Crossing, LLC (“ICON Global Crossing”), (v) the sale of certain equipment on lease by ICON Global Crossing III, LLC (“ICON Global Crossing III”), (vi) the restructured bareboat charters for the ZIM Vessels, and (vii) the bankruptcy of Equipment Acquisition Resources, Inc. (“EAR”), which took place during October 2009.  These factors accounted for a cumulative decrease in rental income of approximately $10,312,000 during the 2010 Quarter. The decrease in income from investments in joint ventures was primarily due to a reduction in the income recorded by ICON Northern Leasing, LLC, which will continue to decline as the investment matures, and the bankruptcy of EAR, which took place in October 2009. The decrease in finance income was primarily due to a reduction in the income recorded on our finance leases by ICON Global Crossing III and ICON Global Crossing V, LLC, which will continue to decline as the leases mature. The decrease in total revenue was partially offset by increases in time charter revenue and interest and other income. The increase in time charter revenue of approximately $2,910,000 during the 2010 Quarter was due to our assumption of the underlying time charters in connection with the Bareboat Charter Termination during June 2009.  Interest and other income increased primarily due to interest income from our note receivable with Cerion MPI that was issued to us in December 2009.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Management fees - Manager	$354,362	$977,930	$(623,568)
Administrative expense reimbursements - Manager	337,824	549,204	(211,380)
General and administrative	636,843	577,239	59,604
Vessel operating expense	3,037,100	-	3,037,100
Interest	2,112,587	2,628,428	(515,841)
Depreciation and amortization	10,472,445	13,803,438	(3,330,993)
(Gain) loss on financial instruments	(574,071)	5,782	(579,853)

Total expenses	$16,377,090	$18,542,021	$(2,164,931)

Total expenses for the 2010 Quarter decreased $2,164,931, or 11.7%, as compared to the 2009 Quarter. The decrease in total expenses was primarily due to (i) a decrease in depreciation and amortization expense as a result of the sale of our interest in ICON Global Crossing, a  sale of certain equipment on lease by ICON Global Crossing III and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009, (ii) a decrease in management fees – Manager due to our Manager’s suspension of its collection of a portion of management fees from July 1, 2009 through January 31, 2010, (iii) a decrease in administrative expense reimbursements – Manager, (iv) a decrease in interest expense due to the continued repayment of our outstanding non-recourse debt balance, and (v) the gain on financial instruments recorded during the 2010 Quarter. These decreases were partially offset by the increase in vessel operating expense as a result of our management of Top Ships Vessels, which commenced in June 2009.

(Provision) Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2010 Quarter, the provision for income taxes was comprised of $1,339 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter decreased $334,114 as compared to the 2009 Quarter due to the sale of our investment in ICON Global Crossing during 2009.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2010 Quarter and the 2009 Quarter was ($2,168,021) and $2,533,675, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2010 Quarter and the 2009 Quarter was ($5.92) and $6.91, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $18,517,067, from $272,120,852 at December 31, 2009 to $253,603,785 at March 31, 2010.  The decrease was primarily due to (i) approximately $10,472,000 of continued depreciation and amortization of our leased equipment and (ii) approximately $9,222,000 of cash distributions to our members and noncontrolling interests during the 2010 Quarter.

Current Assets

Current assets decreased $9,088,385, from $34,711,095 at December 31, 2009 to $25,622,710 at March 31, 2010.  The decrease was primarily due to approximately $9,222,000 of cash distributions to our members and noncontrolling interests during the 2010 Quarter.

Total Liabilities

Total liabilities decreased $6,733,959, from $128,538,345 at December 31, 2009 to $121,804,386 at March 31, 2010. The decrease was primarily due to (i) approximately $2,414,000 of scheduled repayments of our non-recourse debt, (ii) approximately $2,260,000 in repayments under our revolving line of credit, (iii) approximately $1,380,000  of accrued expenses and other liabilities, and (iv) an approximately $589,000 decline in the fair value of our derivative instruments.

Current Liabilities

Current liabilities decreased $28,145,521, from $57,202,845 at December 31, 2009 to $29,057,324 at March 31, 2010. The decrease was primarily due to (i) approximately $23,900,000 of the current portion of our non-recourse long-term debt being reclassified to non-current liabilities due to our restructuring of the New Fortis Loan, which cured the prior debt default, (ii) approximately $2,260,000 in repayments under our revolving line of credit, (iii) approximately $1,380,000 of accrued expense and other liabilities primarily due to the payment of accrued vessel operating expenses for the operations of the Top Ships Vessels, and (iv) an approximately $589,000 decline in the fair value of our derivative instruments.

Equity

Equity decreased $11,783,108, from $143,582,507 at December 31, 2009 to $131,799,399 at March 31, 2010. The decrease was primarily due to (i) the net loss recorded during the 2010 Quarter,  (ii) distributions to our members and noncontrolling interests, and (iii) the unrealized loss recorded on our currency translation adjustments. These decreases were partially offset by the net decrease in the unrealized loss recorded on our derivative instruments.

Liquidity and Capital Resources

Summary

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $10,202,294 and $18,615,323, respectively. On April 13, 2010, Cerion MPI made a principal payment on the promissory note in the amount of $6,703,856. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit, with $29,300,000 available at March 31, 2010, to meet such requirements. For additional information, see Note 6 to our consolidated financial statements.

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2010, the cash reserve was $1,825,993.

Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31,
	2010	2009

Net cash provided by (used in):

Operating activities	$2,165,188	$14,329,161
Investing activities	1,347,523	1,961,757
Financing activities	(11,909,849)	(17,533,708)
Effects of exchange rates on cash and cash equivalents	(15,891)	(39,977)

Net decrease in cash and cash equivalents	$(8,413,029)	$(1,282,767)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities decreased $12,163,973, from $14,329,161 in the 2009 Quarter to $2,165,188 in the 2010 Quarter. The decrease was primarily due to (i) the net loss recorded in the 2010 Quarter as compared to the net income recorded in the 2009 Quarter and (ii) a decrease in payables, deferred revenue and other current liabilities.

Investing Activities

Cash provided by investing activities decreased $614,234, from $1,961,757 in the 2009 Quarter to $1,347,523 in the 2010 Quarter. This decrease was primarily due to a decline in the amount of proceeds we received from sales and leased equipment and a decrease in the amount of distributions we received from our joint ventures during the 2010 Quarter.

Financing Activities

Cash used in financing activities decreased $5,623,859, from $17,533,708 in the 2009 Quarter to $11,909,849 in the 2010 Quarter. The decrease was primarily related to (i) a decrease in the repayments of our non-recourse long-term debt, and (ii) a decrease in the distributions paid to noncontrolling interests that was offset by an increase in the repayments of our revolving line of credit.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2010 of $112,609,719. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $83,377, $8,254,346 and $883,910, respectively, for the 2010 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2010, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $112,609,719. We are a party to the Facility and had no borrowings under the Facility at March 31, 2010.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. No amounts were accrued at March 31, 2010 and our Manager cannot reasonably estimate at this time the maximum potential amounts, if any, that may become payable under the credit support agreement.

We have entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to our repurchase of 439 Shares during the 2010 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions with other members. Our LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. The following table details our Share repurchases for the three months ended March 31, 2010:

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
January 1, 2010 through January 31, 2010	414	$760.29
February 1, 2010 through February 28, 2010	25	$738.22
March 1, 2010 through March 31, 2010	-	$-
Total	439

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, dated as of June 20, 2007, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 16, 2009).

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed June 6, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 14, 2009).

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

May 14, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 14, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 14, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

29