Form 10-Q
period 2010-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2010-08-16
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2010 is 362,654.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	June 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$9,375,546	$18,615,323
Current portion of net investment in finance leases	8,353,458	9,448,439
Accounts receivable, net	572,933	594,082
Current portion of note receivable	2,038,246	725,049
Assets held for sale, net	2,958,447	3,813,647
Other current assets	1,557,041	1,514,555

Total current assets	24,855,671	34,711,095

Non-current assets:
Net investment in finance leases, less current portion	12,772,578	15,232,713
Leased equipment at cost (less accumulated depreciation of
$178,428,061 and $158,488,912, respectively)	161,698,001	183,614,179
Mortgage note receivable	12,722,006	12,722,006
Note receivable, less current portion	396,855	9,289,951
Investments in joint ventures	8,702,004	11,578,687
Deferred income taxes, net	852,615	943,053
Other non-current assets, net	12,184,306	4,029,168

Total non-current assets	209,328,365	237,409,757

Total Assets	$234,184,036	$272,120,852

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$20,585,728	$43,603,558
Revolving line of credit, recourse	-	2,260,000
Derivative instruments	3,603,903	5,049,327
Deferred revenue	780	148,098
Due to Manager and affiliates	1,595,158	300,223
Accrued expenses and other liabilities	3,909,083	5,841,639

Total current liabilities	29,694,652	57,202,845

Non-current liabilities:
Non-recourse long-term debt, less current portion	88,492,296	71,335,500

Total Liabilities	118,186,948	128,538,345

Commitments and contingencies (Note 14)

Equity:
Members' Equity:
Additional members	114,741,068	139,684,262
Manager	(2,068,963)	(1,820,378)
Accumulated other comprehensive loss	(2,508,340)	(1,485,640)

Total Members' Equity	110,163,765	136,378,244

Noncontrolling Interests	5,833,323	7,204,263

Total Equity	115,997,088	143,582,507

Total Liabilities and Equity	$234,184,036	$272,120,852

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Rental income	$9,169,223	$19,221,569	$18,612,659	$38,978,829
Time charter revenue	2,801,002	300,961	5,711,479	300,961
Finance income	458,917	663,448	973,539	1,378,597
(Loss) income from investments in joint ventures	(462,937)	608,264	(144,352)	1,286,296
Net gain on sales of new equipment	-	-	-	75,185
Loss on assets held for sale	(120,168)	-	(120,168)	-
Net (loss) gain on lease termination	(218,890)	26,138,416	(218,890)	26,138,416
Interest and other income	944,937	845,382	2,195,570	1,645,027

Total revenue	12,572,084	47,778,040	27,009,837	69,803,311

Expenses:
Management fees - Manager	186,728	1,037,758	541,090	2,015,688
Administrative expense reimbursements - Manager	507,171	736,270	844,995	1,285,474
General and administrative	975,159	620,622	1,612,002	1,197,861
Vessel operating expense	3,580,958	313,865	6,618,058	313,865
Interest	1,964,220	2,698,045	4,076,807	5,326,473
Depreciation and amortization	10,250,311	15,209,329	20,722,756	29,012,767
Impairment loss	517,432	-	517,432	-
Gain on financial instruments	(1,018,495)	(27,765)	(1,592,566)	(21,983)
Loss on guaranty	1,355,738	-	1,355,738	-

Total expenses	18,319,222	20,588,124	34,696,312	39,130,145

(Loss) income before income taxes	(5,747,138)	27,189,916	(7,686,475)	30,673,166

(Provision) benefit for income taxes	(103,900)	513,734	(105,239)	125,618

Net (loss) income	(5,851,038)	27,703,650	(7,791,714)	30,798,784

Less: Net income attributable to noncontrolling interests	167,773	495,436	395,118	1,056,895

Net (loss) income attributable to Fund Eleven	$(6,018,811)	$27,208,214	$(8,186,832)	$29,741,889

Net (loss) income attributable to Fund Eleven allocable to:
Additional Members	$(5,958,623)	$26,936,132	$(8,104,964)	$29,444,470
Manager	(60,188)	272,082	(81,868)	297,419

	$(6,018,811)	$27,208,214	$(8,186,832)	$29,741,889

Weighted average number of additional shares of
limited liability company interests outstanding	362,654	363,152	362,695	363,170

Net (loss) income attributable to Fund Eleven per weighted
average additional share of limited liability company interests outstanding	$(16.43)	$74.17	$(22.35)	$81.08

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Income (Loss)	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	363,093	$139,684,262	$(1,820,378)	$(1,485,640)	$136,378,244	$7,204,263	$143,582,507

Comprehensive (loss) income:
Net (loss) income	-	(2,146,341)	(21,680)	-	(2,168,021)	227,345	(1,940,676)
Change in valuation of derivative instruments	-	-	-	286,189	286,189	-	286,189
Currency translation adjustments	-	-	-	(573,772)	(573,772)	-	(573,772)
Total comprehensive (loss) income	-	-	-	(287,583)	(2,455,604)	227,345	(2,228,259)
Shares of limited liability company interests repurchased	(439)	(333,216)	-	-	(333,216)	-	(333,216)
Cash distributions	-	(8,254,346)	(83,377)	-	(8,337,723)	(883,910)	(9,221,633)

Balance, March 31, 2010 (unaudited)	362,654	128,950,359	(1,925,435)	(1,773,223)	125,251,701	6,547,698	131,799,399

Comprehensive (loss) income:
Net (loss) income	-	(5,958,623)	(60,188)	-	(6,018,811)	167,773	(5,851,038)
Change in valuation of derivative instruments	-	-	-	74,993	74,993	-	74,993
Currency translation adjustments	-	-	-	(810,110)	(810,110)	-	(810,110)
Total comprehensive (loss) income	-	-	-	(735,117)	(6,753,928)	167,773	(6,586,155)
Cash distributions	-	(8,250,668)	(83,340)	-	(8,334,008)	(882,148)	(9,216,156)

Balance, June 30, 2010 (unaudited)	362,654	$114,741,068	$(2,068,963)	$(2,508,340)	$110,163,765	$5,833,323	$115,997,088

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(7,791,714)	$30,798,784
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(6,052,000)	(6,120,000)
Finance income	(973,539)	(1,378,597)
Income from investments in joint ventures	144,352	(1,286,296)
Net gain on sales of leased equipment	-	(75,185)
Loss on assets held for sale	120,168	-
Net loss (gain) on lease termination	218,890	(14,624,054)
Depreciation and amortization	20,722,756	29,012,767
Impairment loss	517,432	-
Amortization of deferred time charter expense	466,331	126,041
Interest expense on non-recourse financing paid directly to lenders by lessees	1,766,499	2,112,352
Interest expense from amortization of debt financing costs	146,034	149,384
Gain on financial instruments	(1,592,566)	(430,983)
Loss on guaranty	1,355,738	-
Deferred tax expense (benefit)	93,129	(385,797)
Changes in operating assets and liabilities:
Collection of finance leases	4,457,065	3,602,669
Accounts receivable	8,020	(2,023,275)
Other assets, net	(9,074,704)	(245,507)
Payables, deferred revenue and other current liabilities	(1,997,055)	(1,561,120)
Due to/from Manager and affiliates	(137,181)	229,033
Distributions from joint ventures	573,503	1,286,296

Net cash provided by operating activities	2,971,158	39,186,512

Cash flows from investing activities:
Proceeds from sales of new and leased equipment	217,600	580,832
Repayments of note receivable	7,579,899	-
Other assets	(517)	(3,859,923)
Distributions received from joint ventures in excess of profits	2,158,828	2,827,930

Net cash provided by (used in) investing activities	9,955,810	(451,161)

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(1,147,500)	(24,850,000)
Proceeds from revolving line of credit, recourse	-	2,260,000
Repayments of revolving line of credit, recourse	(2,260,000)	-
Shares of limited liability company interests repurchased	(333,216)	(80,647)
Cash distributions to members	(16,671,731)	(16,691,547)
Distributions to noncontrolling interests	(1,766,058)	(3,178,922)

Net cash used in financing activities	(22,178,505)	(42,541,116)

Effects of exchange rates on cash and cash equivalents	11,760	(32,289)

Net decrease in cash and cash equivalents	(9,239,777)	(3,838,054)
Cash and cash equivalents, beginning of period	18,615,323	7,670,929

Cash and cash equivalents, end of period	$9,375,546	$3,832,875

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,743,199	$2,932,098
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$6,052,000	$6,120,000

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(1)	Organization

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004, as a Delaware limited liability company. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2024, unless terminated sooner.

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
June 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs.  The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

 In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2010	2009
Minimum rents receivable	$19,854,720	$24,311,785
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	290,309	361,899
Unearned income	(2,089,288)	(3,062,827)

Net investment in finance leases	21,126,036	24,681,152

Less: Current portion of net investment in finance leases	8,353,458	9,448,439

Net investment in finance leases, less current portion	$12,772,578	$15,232,713

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2010	2009
Marine vessels
Container vessels	$107,353,324	$107,353,324
Handymax product tankers	109,270,860	109,270,860
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	27,123,748	29,100,777
Telecommunications equipment	5,579,498	5,579,498
	340,126,062	342,103,091

Less: Accumulated depreciation	178,428,061	158,488,912

	$161,698,001	$183,614,179

Depreciation expense was $10,183,706 and $15,105,729 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense was $20,608,944 and $28,803,009 for the six months ended June 30, 2010 and 2009, respectively.

Manufacturing Equipment

On April 15, 2009, Groupe Henri Heuliez (the guarantor of the LLC’s leases with Heuliez SA (“HSA”) and Heuliez Investissements SNC (with HSA, “Heuliez”)) and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, Bernard Krief Consultants (“BKC”), agreed to purchase Heuliez. On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of the LLC’s leases. Subsequently, BKC defaulted on its obligation to purchase Heuliez and Heuliez re-entered Redressement Judiciaire. On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen Gaillard (“Baelen”). The LLC and Baelen have agreed to restructure the LLC’s leases so that the LLC can recover its investment.

(5)	Assets Held for Sale

On June 2, 2010, ICON EAR II, LLC (“ICON EAR II”), a wholly-owned subsidiary of the LLC, in conjunction with ICON EAR, LLC (“ICON EAR”), a joint venture owned 45% by the LLC and 55% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with Equipment Acquisition Resources, Inc. (“EAR”) for the aggregate net purchase price of approximately $757,000.  As a result, the LLC recorded a loss on sale of approximately $120,000, which was included in loss on assets held for sale. In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR are in the process of having the judgments recognized in Illinois, where the principals live.  At this time, it is not possible to determine the abilities of ICON EAR II and ICON EAR to collect the amounts due under their respective leases from EAR’s principals.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, the Manager reviewed the LLC’s investment in ICON EAR II.

Based on the Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR II recognized a non-cash impairment charge of approximately $517,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(6)	Promissory Note

On April 13, 2010, Cerion MPI, LLC (“Cerion MPI”) made an unscheduled principal payment on the promissory note in the amount of approximately $6,704,000.  On June 22, 2010, Cerion MPI made an additional unscheduled principal payment on the promissory note in the amount of $500,000.  On July 26, 2010, Cerion MPI satisfied in full its remaining obligations under the promissory note.

(7)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	June 30,	December 31,
	2010	2009

ICON European Container, LLC	$19,000,178	$19,112,200
ICON European Container II, LLC	26,954,732	26,905,800
ICON Senang, LLC	18,811,557	21,210,529
ICON Sebarok, LLC	18,811,557	21,210,529
ICON Doubtless, LLC	6,375,000	6,625,000
ICON Spotless, LLC	6,375,000	6,625,000
ICON Faithful, LLC	6,375,000	6,625,000
Isomar Marine Company Limited	6,375,000	6,625,000

Total non-recourse long-term debt	109,078,024	114,939,058

Less: Current portion of non-recourse long-term debt	20,585,728	43,603,558

Total non-recourse long-term debt, less current portion	$88,492,296	$71,335,500

Container Vessels

On February 9, 2010, the LLC, through its wholly-owned subsidiaries, ICON European Container, LLC (“ICON European Container”) and ICON European Container II, LLC (“ICON European Container II”), amended the facility agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”) to correspond with the revised payment schedule in the bareboat charters for the container vessels, the M/V ZIM Andaman Sea (f/k/a ZIM America), the M/V ZIM Japan Sea, the M/V ZIM Hong Kong and the M/V ZIM Israel (collectively, the “ZIM Vessels”), all of which had been amended in October 2009.  This amendment also cured the default under the HSH Loan Agreement as of December 31, 2009.

Handymax Product Tankers

On September 23, 2009, ICON Doubtless, LLC (“ICON Doubtless”), ICON Faithful, LLC (“ICON Faithful”), ICON Spotless, LLC (“ICON Spotless”), and Isomar Marine Company Limited (“Isomar Marine Company”) (collectively, the “Top Ships Purchasers”) defaulted on the two-year non-recourse long-term loan (the “New Fortis Loan”) with Fortis Bank NV/SA (“Fortis”) due to their failure to make required payments under the agreement.  On April 1, 2010, the LLC, through the Top Ships Purchasers, amended the terms of the New Fortis Loan. In connection with the amendment of the New Fortis Loan, Fortis agreed to waive all defaults under the loan and the Top Ships Purchasers paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the M/T Doubtless, the M/T Faithful, the M/T Spotless and the M/T Vanguard (collectively, the “Top Ships Vessels”) and paid $2,000,000 towards funding the operation of the Top Ships Vessels.  In addition, in accordance with the amendments to the New Fortis Loan, the Top Ships Purchasers paid an additional $1,000,000 towards funding the operation of the Top Ships Vessels.  Accordingly, management reclassified approximately $23,900,000 of the current portion of the non-recourse long-term debt to non-current as of March 31, 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(7)	Non-Recourse Long-Term Debt - continued

On April 30, 2010, in connection with the amendment of the New Fortis Loan, ICON Doubtless, ICON Spotless, and Isomar Marine Company extended the term of their underlying time charters until November 2010. On May 29, 2010, ICON Faithful entered into a ten-month time charter for the M/T Faithful.

As of June 30, 2010 and December 31, 2009, the LLC had net debt financing costs of $417,921 and $563,955, respectively. For the three months ended June 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $70,629 and $72,607, respectively.  For the six months ended June 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $146,034 and $149,384, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at June 30, 2010. There are no additional maturities of non-recourse long-term debt after 2014.

For the period July 1 to December 31, 2010	$12,242,524
For the year ending December 31, 2011	17,366,800
For the year ending December 31, 2012	43,060,700
For the year ending December 31, 2013	5,325,000
For the year ending December 31, 2014	31,083,000
$109,078,024

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC (“Fund Ten”), Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at June 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $1,350,000 at June 30, 2010, all of which was borrowed by Fund Ten.  Subsequent to June 30, 2010, Fund Ten repaid $1,350,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants. At June 30, 2010, the Borrowers were in compliance with all covenants.

(9)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended June 30, 2010, the provision for income taxes was comprised of $12,110 in current taxes and $91,790 in deferred taxes. For the six months ended June 30, 2010, the provision for income taxes was comprised of $12,110 in current taxes and $93,129 in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2009 periods. The LLC has not identified any uncertain tax positions as of June 30, 2010.

As of June 30, 2010, the LLC has a net deferred tax asset of approximately $105,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a note receivable.  This deferred tax asset has a full valuation allowance.  The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting for income tax purposes.

(10)	Transactions with Related Parties

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
June 30, 2010
(unaudited)

(10)	Transactions with Related Parties - continued

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

During the six months ended June 30, 2010, the Manager suspended the collection of a portion of its management fees.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2010	2009	2010	2009
ICON Capital Corp.	Manager	Management fees (1) (2)	$186,728	$1,037,758	$541,090	$2,015,688
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	507,171	736,270	844,995	1,285,474
			$693,899	$1,774,028	$1,386,085	$3,301,162

(1) Charged directly to operations.
(2) The Manager suspended the collection of a portion of its management fees in the amount of $308,328 and $492,689 during the three and six months ended June 30, 2010, respectively.

At June 30, 2010, the LLC had an obligation of $1,595,158 due to the Manager and affiliates, which consisted primarily of an accrued obligation in the amount of approximately $1,356,000 to Fund Twelve in connection with the credit support agreement (see Note 14) and a payable to the Manager for administrative expense reimbursements.

(11)	Derivative Financial Instruments

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
June 30, 2010
(unaudited)

(11)	Derivative Financial Instruments - continued

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

As of June 30, 2010, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, LLC, ICON Sebarok, LLC, ICON European Container and ICON European Container II designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $66,143,000.  These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and six months ended June 30, 2010, the LLC recorded $1,020,827 and $1,596,687 of hedge ineffectiveness in earnings, respectively. At June 30, 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,501,000.

During the twelve months ending June 30, 2011, the LLC estimates that approximately $2,291,000 will be transferred from AOCI to interest expense.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(11)	Derivative Financial Instruments - continued

Non-designated Derivatives

      The LLC holds an interest rate swap with a notional balance of approximately $19,829,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2010 and December 31, 2009:

		Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$2,869,468	$3,942,837

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$734,435	$1,106,490
Warrants	Other non-current assets	$75,250	$79,371		$-	$-

      The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(705,885)	Interest expense	$(780,878)	Gain (loss) on financial instruments	$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(11)	Derivative Financial Instruments – continued

Six Months Ended June 30, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(1,250,601)	Interest expense	$(1,611,783)	Gain (loss) on financial instruments	$-

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2009:

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(11)	Derivative Financial Instruments – continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2010 of $1,018,495 and $1,592,566, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 of $27,765 and $21,983, respectively. The gain (loss) recorded for the three months ended June 30, 2010 was comprised of a gain of $1,020,827 relating to interest rate swap contracts and a loss of $2,332 relating to warrants. The gain (loss) recorded for the six months ended June 30, 2010 was comprised of a gain of $1,596,687 relating to interest rate swap contracts and a loss of $4,121 relating to warrants. The gain recorded for the three months ended June 30, 2009 was comprised of a gain of $25,255 relating to an interest rate swap contract and a gain of $2,510 relating to warrants. The gain recorded for the six months ended June 30, 2009 was comprised of a gain of $25,255 relating to interest rate swap contracts and a loss of $3,272 relating to warrants.

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

As of June 30, 2010, the fair value of the derivatives in a liability position was $3,603,903. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2010, the termination value would be $3,679,193.

(12)	Accumulated Other Comprehensive Loss

AOCI included accumulated losses on derivative financial instruments and accumulated losses on currency translation adjustments of $1,500,752 and $1,007,588, respectively, at June 30, 2010 and accumulated losses on derivative financial instruments of $1,861,934 and accumulated gains on currency translation adjustments of $376,294 at December 31, 2009.

Total comprehensive loss for the three and six months ended June 30, 2010 was $6,586,155 and $8,814,414, which included: (i) net loss of $5,851,038 and $7,791,714, (ii) the net change in unrealized gain on derivative financial instruments of $74,993 and $361,182 and (iii) the net change in unrealized loss on currency translation adjustments of $810,110 and $1,383,882, respectively. Total comprehensive income for the three and six months ended June 30, 2009 was $30,180,483 and $33,578,597, which included: (i) net income of $27,703,650 and $30,798,784, (ii) the net change in unrealized gain on derivative financial instruments of $1,783,051 and $2,847,737 and (iii) the net change in unrealized gain (loss) on currency translation adjustments of $693,782 and ($67,924), respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(13)	Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:

Warrants	$-	$75,250	$-	$75,250

Liabilities:

Derivative liabilities	$-	$3,603,903	$-	$3,603,903

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(13)	Fair Value Measurements - continued

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of June 30, 2010:

	June 30, 2010 (1)	Level 1(2)	Level 2(3)	Level 3(4)	Total Impairment Loss
Assets held for sale, net	$1,387,006	$-	$1,387,006	$-	$517,432

(1) Represents the current value of the assets prior to measurement at fair value.
(2) Quoted prices in active markets for identical assets or liabilities.
(3) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(4) No observable pricing inputs in the market.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt and mortgage note receivable and interest receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	June 30, 2010
	Carrying Amount	Fair Value

Non-recourse long-term debt	$7,070,422	$6,926,018
Mortgage note and interest receivable	$14,696,247	$17,279,787

(14)	Commitments and Contingencies

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

The LLC, Fund Ten and Fund Twelve (collectively, the “Participating Funds”) have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MW Universal, Inc. (“MWU”) are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement. At June 30, 2010, the LLC accrued approximately $1,356,000 in connection with the obligation to Fund Twelve under the credit support agreement as of such date.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Assets Held for Sale

On June 2, 2010, ICON EAR II, our wholly-owned subsidiary, in conjunction with ICON EAR, a joint venture owned 45% by us and 55% by Fund Twelve, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for the aggregate net purchase price of approximately $757,000.  As a result, we recorded a loss on sale of approximately $120,000, which was included in loss on assets held for sale. In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR are in the process of having the judgments recognized in Illinois, where the principals live.  At this time, it is not possible to determine the abilities of ICON EAR II and ICON EAR to collect the amounts due under their respective leases from EAR’s principals.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, our Manager reviewed our investment in ICON EAR II.

Based on our Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR II recognized a non-cash impairment charge of approximately $517,000.

Container Vessels

On February 9, 2010, we, through our wholly-owned subsidiaries, ICON European Container and ICON European Container II, amended the HSH Loan Agreement to correspond with the revised payment schedule in the bareboat charters for the ZIM Vessels, all of which had been amended in October 2009.  This amendment also cured the default under the HSH Loan Agreement as of December 31, 2009.

Handymax Product Tankers

On April 1, 2010, we, through the Top Ships Purchasers, amended the terms of the New Fortis Loan. In connection with the amendment of the New Fortis Loan, Fortis agreed to waive all defaults under the loan and the Top Ships Purchasers paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels and paid $2,000,000 towards funding the operation of the Top Ships Vessels.  In addition, in accordance with the amendments to the New Fortis Loan, the Top Ships Purchasers paid an additional $1,000,000 towards funding the operation of the Top Ships Vessels. Accordingly, management reclassified approximately $23,900,000 of the current portion of the non-recourse long-term debt to non-current as of March 31, 2010.

On April 30, 2010, in connection with the amendment of the New Fortis Loan, ICON Doubtless, ICON Spotless, and Isomar Marine Company extended the term of their underlying time charters until November 2010. On May 29, 2010, we entered into a ten-month time charter for the M/T Faithful.

Manufacturing Equipment

On April 15, 2009, Groupe Henri Heuliez (the guarantor of our leases with Heuliez) and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, BKC, agreed to purchase Heuliez. On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of our leases. Subsequently, BKC defaulted on its obligation to purchase Heuliez and Heuliez re-entered Redressement Judiciaire. On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen. We and Baelen have agreed to restructure our leases so that we can recover our investment.

Promissory Note

On April 13, 2010, Cerion MPI made an unscheduled principal payment on the promissory note in the amount of approximately $6,704,000.  On June 22, 2010, Cerion MPI made an additional unscheduled principal payment on the promissory note in the amount of $500,000.  On July 26, 2010, Cerion MPI satisfied in full its remaining obligations under the promissory note.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2010. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties. In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us. As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges during the six months ended June 30, 2010 and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended June 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change
Rental income	$9,169,223	$19,221,569	$(10,052,346)
Time charter revenue	2,801,002	300,961	2,500,041
Finance income	458,917	663,448	(204,531)
(Loss) income from investments in joint ventures	(462,937)	608,264	(1,071,201)
Loss on assets held for sale	(120,168)	-	(120,168)
Net (loss) gain on lease termination	(218,890)	26,138,416	(26,357,306)
Interest and other income	944,937	845,382	99,555

Total revenue	$12,572,084	$47,778,040	$(35,205,956)

Total revenue for the 2010 Quarter decreased $35,205,956, or 73.7%, as compared to the 2009 Quarter. The decrease in total revenue was primarily due to no significant gains or losses on lease termination during the 2010 Quarter, and decreases in rental income, income from investments in joint ventures and finance income during the 2010 Quarter. The net gain on lease termination during the 2009 Quarter was a result of our termination of the bareboat charters related to the Top Ships Vessels in June 2009 (the “Bareboat Charter Termination”).  The decrease in rental income was the result of (i) our Manager’s decision to put the leases with ICON French Equipment I, LLC (“ICON Heuliez”) on a cash basis, (ii) the sale of equipment previously on lease to W Forge Holdings, Inc. (“W Forge”), (iii) the Bareboat Charter Termination, which took place during the 2009 Quarter, (iv) the liquidation of our investment in ICON Global Crossing, LLC (“ICON Global Crossing”), (v) the sale of certain equipment on lease by ICON Global Crossing III, LLC (“ICON Global Crossing III”), (vi) the restructured bareboat charters for the ZIM Vessels, and (vii) the bankruptcy of EAR, which took place during October 2009.  These factors accounted for a cumulative decrease in rental income of approximately $10,052,000 during the 2010 Quarter. The decrease in income from investments in joint ventures was primarily due to a reduction in the income recorded by ICON Northern Leasing, LLC (“ICON Northern Leasing”), which will continue to decline as the investment matures, and the bankruptcy of EAR, which took place in October 2009. The decrease in finance income was primarily due to a reduction in the income recorded from our finance leases held by ICON Global Crossing III and ICON Global Crossing V, LLC (“ICON Global Crossing V”), which will continue to decline as the leases mature. The decrease in total revenue was partially offset by increases in time charter revenue and interest and other income. The increase in time charter revenue of approximately $2,500,000 during the 2010 Quarter was due to our assumption of the underlying time charters in connection with the Bareboat Charter Termination during June 2009.  Interest and other income increased primarily due to interest income from the note receivable with Cerion MPI that was issued to us in December 2009.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change
Management fees - Manager	$186,728	$1,037,758	$(851,030)
Administrative expense reimbursements - Manager	507,171	736,270	(229,099)
General and administrative	975,159	620,622	354,537
Vessel operating expense	3,580,958	313,865	3,267,093
Interest	1,964,220	2,698,045	(733,825)
Depreciation and amortization	10,250,311	15,209,329	(4,959,018)
Impairment loss	517,432	-	517,432
Gain on financial instruments	(1,018,495)	(27,765)	(990,730)
Loss on guaranty	1,355,738	-	1,355,738

Total expenses	$18,319,222	$20,588,124	$(2,268,902)

Total expenses for the 2010 Quarter decreased $2,268,902, or 11.0%, as compared to the 2009 Quarter. The decrease in total expenses was primarily due to (i) a decrease in depreciation and amortization expense as a result of the liquidation of our investment in ICON Global Crossing, the sale of certain equipment on lease by ICON Global Crossing III and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009, (ii) the gain on financial instruments recorded during the 2010 Quarter, (iii) a decrease in management fees – Manager due to our Manager’s suspension of its collection of a portion of management fees from July 1, 2009 through January 31, 2010 and May 1, 2010 through June 30, 2010, (iv) a decrease in interest expense due to the continued repayment of our outstanding non-recourse debt, and (v) a decrease in administrative expense reimbursements – Manager. These decreases were partially offset by (i) the increase in vessel operating expense as a result of our management of the Top Ships Vessels, which commenced on June 24, 2009, (ii) the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries, and (iii) the impairment charge of $517,432 recognized on a parcel of real property recorded under assets held for sale for ICON EAR II.

(Provision) Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2010 Quarter, the provision for income taxes was comprised of $12,110 in current taxes and $91,790 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter decreased $327,663, or 66.1%, as compared to the 2009 Quarter due to the liquidation of our investment in ICON Global Crossing during 2009.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2010 Quarter and the 2009 Quarter was ($6,018,811) and $27,208,214, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2010 Quarter and the 2009 Quarter was ($16.43) and $74.17, respectively.

Results of Operations for the Six Months Ended June 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
Rental income	$18,612,659	$38,978,829	$(20,366,170)
Time charter revenue	5,711,479	300,961	5,410,518
Finance income	973,539	1,378,597	(405,058)
(Loss) income from investments in joint ventures	(144,352)	1,286,296	(1,430,648)
Net gain on sales of new equipment	-	75,185	(75,185)
Net loss on assets held for sale	(120,168)	-	(120,168)
Net (loss) gain on lease termination	(218,890)	26,138,416	(26,357,306)
Interest and other income	2,195,570	1,645,027	550,543

Total revenue	$27,009,837	$69,803,311	$(42,793,474)

Total revenue for the 2010 Period decreased $42,793,474, or 61.3%, as compared to the 2009 Period. The decrease in total revenue was primarily due to no significant gains or losses on lease termination during the 2010 Period, and decreases in rental income, income from investments in joint ventures and finance income during the 2010 Period. The net gain on lease termination was a result of the Bareboat Charter Termination, which took place during the 2009 Period. The decrease in rental income was the result of (i) our Manager’s decision to put the leases with ICON Heuliez on a cash basis, (ii) the sale of equipment previously on lease to W Forge, (iii) the Bareboat Charter Termination, (iv) the liquidation of our investment in ICON Global Crossing, (v) the sale of certain equipment on lease by ICON Global Crossing III, (vi) the restructured bareboat charters for the ZIM Vessels, and (vii) the bankruptcy of EAR, which took place during October 2009.  These factors accounted for a cumulative decrease in rental income of approximately $20,366,000 during the 2010 Period. The decrease in income from investments in joint ventures was primarily due to a reduction in the income recorded by ICON Northern Leasing, which will continue to decline as the investment matures, and the bankruptcy of EAR, which took place in October 2009. The decrease in finance income was primarily due to a reduction in the income recorded from our finance leases held by ICON Global Crossing III and ICON Global Crossing V, which will continue to decline as the leases mature. The decrease in total revenue was partially offset by increases in time charter revenue and interest and other income. The increase in time charter revenue of approximately $5,411,000 during the 2010 Period was due to our assumption of the underlying time charters in connection with the Bareboat Charter Termination during June 2009.  Interest and other income increased primarily due to interest income from the note receivable with Cerion MPI that was issued to us in December 2009.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
Management fees - Manager	$541,090	$2,015,688	$(1,474,598)
Administrative expense reimbursements - Manager	844,995	1,285,474	(440,479)
General and administrative	1,612,002	1,197,861	414,141
Vessel operating expense	6,618,058	313,865	6,304,193
Interest	4,076,807	5,326,473	(1,249,666)
Depreciation and amortization	20,722,756	29,012,767	(8,290,011)
Impairment loss	517,432	-	517,432
Gain on financial instruments	(1,592,566)	(21,983)	(1,570,583)
Loss on guaranty	1,355,738	-	1,355,738

Total expenses	$34,696,312	$39,130,145	$(4,433,833)

Total expenses for the 2010 Period decreased $4,433,833, or 11.3%, as compared to the 2009 Period. The decrease in total expenses was primarily due to (i) a decrease in depreciation and amortization expense as a result of the liquidation of our investment in ICON Global Crossing, the sale of certain equipment on lease by ICON Global Crossing III and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009, (ii) the gain on financial instruments, (iii) a decrease in management fees – Manager due to our Manager’s suspension of its collection of a portion of management fees from July 1, 2009 through January 31, 2010 and May 1, 2010 through June 30, 2010, (iv) a decrease in interest expense due to the continued repayment of our outstanding non-recourse debt and (v) a decrease in administrative expense reimbursements – Manager recorded during the 2010 Period. These decreases were partially offset by (i) the increase in vessel operating expense as a result of our management of the Top Ships Vessels, which commenced on June 24, 2009, (ii) the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries, and (iii) the impairment charge of $517,432 recognized on a parcel of real property recorded under assets held for sale for ICON EAR II.

(Provision) Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2010 Period, the provision for income taxes was comprised of $12,110 in current taxes and $93,129 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Period decreased $661,777, or 62.6%, as compared to the 2009 Period due to the liquidation of our investment in ICON Global Crossing during 2009.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2010 Period and the 2009 Period was ($8,186,832) and $29,741,889, respectively. Net (loss) income attributable to us per weighted average additional Share for the 2010 Period and the 2009 Period was ($22.35) and $81.08, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $37,936,816, from $272,120,852 at December 31, 2009 to $234,184,036 at June 30, 2010.  The decrease was primarily due to (i) approximately $20,723,000 of continued depreciation and amortization of our leased equipment, (ii) approximately $18,438,000 of cash distributions to our members and noncontrolling interests and (iii) approximately $6,618,000 in vessel operating expenses paid in connection with the operations of the Top Ships Vessels during the 2010 Period. These decreases were partially offset by an increase of approximately $8,076,000 in deferred revenue relating to the decline in the charter hire billed for the ZIM Vessels.

Current Assets

Current assets decreased $9,855,424, from $34,711,095 at December 31, 2009 to $24,855,671 at June 30, 2010.  The decrease was primarily due to approximately $18,438,000 of cash distributions to our members and noncontrolling interests partially offset by approximately $7,580,000 of scheduled and unscheduled principal repayments received on our note receivable with Cerion MPI.

Total Liabilities

Total liabilities decreased $10,351,397, from $128,538,345 at December 31, 2009 to $118,186,948 at June 30, 2010. The decrease was primarily due to (i) approximately $5,861,000 of scheduled repayments of our non-recourse debt, (ii) $2,260,000 in repayments under the Facility, (iii) a decrease of approximately $1,933,000 of accrued expenses and other liabilities primarily due to the payment of accrued vessel operating expenses for the operations of the Top Ships Vessels, and (iv) a decrease of approximately $1,445,000 in the fair value of our derivative instruments. These decreases were partially offset by an increase in due to our Manager and affiliates of approximately $1,295,000 primarily due to the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Current Liabilities

Current liabilities decreased $27,508,193, from $57,202,845 at December 31, 2009 to $29,694,652 at June 30, 2010. The decrease was primarily due to (i) approximately $23,018,000 of the current portion of our non-recourse long-term debt being reclassified to non-current liabilities due to our restructuring of the New Fortis Loan, which cured the prior debt default, (ii) $2,260,000  in repayments under our revolving line of credit, (iii) a decrease of approximately $1,933,000 of accrued expenses and other liabilities primarily due to the payment of accrued vessel operating expenses for the operations of the Top Ships Vessels, and (iv) a decrease of approximately $1,445,000 in the fair value of our derivative instruments. These decreases were partially offset by an increase in due to Manager and affiliates of approximately $1,295,000 primarily due to the loss on guaranty in connection with the credit support agreement related to financing provided to the MWU subsidiaries.

Equity

Equity decreased $27,585,419, from $143,582,507 at December 31, 2009 to $115,997,088 at June 30, 2010. The decrease was primarily due to (i) the net loss recorded during the 2010 Period, (ii) distributions to our members and noncontrolling interests, and (iii) the unrealized loss recorded on our currency translation adjustments. These decreases were partially offset by the net decrease in the unrealized loss recorded on our derivative instruments.

Liquidity and Capital Resources

Summary

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $9,375,546 and $18,615,323, respectively. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against the Facility, with $28,650,000 available at June 30, 2010, to meet such requirements. For additional information, see Note 8 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2010, the cash reserve was $1,825,993.

Cash Flows

The following table sets forth summary cash flow data:

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):

Operating activities	$2,971,158	$39,186,512
Investing activities	9,955,810	(451,161)
Financing activities	(22,178,505)	(42,541,116)
Effects of exchange rates on cash and cash equivalents	11,760	(32,289)

Net decrease in cash and cash equivalents	$(9,239,777)	$(3,838,054)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities decreased $36,215,354, from $39,186,512 in the 2009 Period to $2,971,158 in the 2010 Period. The decrease was primarily due to (i) the net loss recorded in the 2010 Period as compared to the net income recorded in the 2009 Period and (ii) a decrease in accrued expenses, deferred revenue and other current liabilities.

Investing Activities

Cash provided by investing activities increased $10,406,971, from a use of cash of $451,161 in the 2009 Period to a source of cash of $9,955,810 in the 2010 Period. This increase was primarily due to an increase in the repayments from our note receivable with Cerion MPI and a decrease in the restricted cash activity during the 2010 Period.

Financing Activities

Cash used in financing activities decreased $20,362,611, from $42,541,116 in the 2009 Period to $22,178,505 in the 2010 Period. The decrease was primarily related to (i) a decrease in the repayments of our non-recourse long-term debt, and (ii) a decrease in the distributions paid to noncontrolling interests, partially offset by an increase in the repayments of the Facility.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2010 of $109,078,024. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $166,717, $16,505,014 and $1,766,058, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2010, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $109,078,024. We are a party to the Facility and had no borrowings under the Facility at June 30, 2010.

The Participating Funds have entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments. The term of the credit support agreement matches the term of the schedules to the master lease agreement.  At June 30, 2010, we accrued approximately $1,356,000 in connection with the obligation to Fund Twelve under the credit support agreement as of such date.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any shares of limited liability company interests during the three months ended June 30, 2010.

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

August 13, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 13, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 13, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

32