Form 10-Q
period 2010-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2010-11-15
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 5, 2010 is 362,654.

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	September 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$7,929,675	$18,615,323
Current portion of net investment in finance leases	6,460,766	9,448,439
Accounts receivable, net	976,893	594,082
Current portion of note receivable	-	725,049
Assets held for sale, net	35,421,197	3,813,647
Other current assets	1,236,489	1,514,555

Total current assets	52,025,020	34,711,095

Non-current assets:
Net investment in finance leases, less current portion	11,459,687	15,232,713
Leased equipment at cost (less accumulated depreciation of
$91,484,962 and $158,488,912, respectively)	108,584,820	183,614,179
Mortgage note receivable	12,722,006	12,722,006
Note receivable, less current portion	-	9,289,951
Investments in joint ventures	8,941,667	11,578,687
Deferred income taxes, net	1,115,314	943,053
Other non-current assets, net	15,258,981	4,029,168

Total non-current assets	158,082,475	237,409,757

Total Assets	$210,107,495	$272,120,852

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$22,379,331	$43,603,558
Revolving line of credit, recourse	-	2,260,000
Derivative instruments	2,895,758	5,049,327
Deferred revenue	26,635	148,098
Due to Manager and affiliates	160,226	300,223
Accrued expenses and other liabilities	4,013,360	5,841,639

Total current liabilities	29,475,310	57,202,845

Non-current liabilities:
Non-recourse long-term debt, less current portion	83,958,462	71,335,500

Total Liabilities	113,433,772	128,538,345

Commitments and contingencies (Note 15)

Equity:
Members' Equity:
Additional members	94,746,338	139,684,262
Manager	(2,270,929)	(1,820,378)
Accumulated other comprehensive loss	(925,562)	(1,485,640)

Total Members' Equity	91,549,847	136,378,244

Noncontrolling Interests	5,123,876	7,204,263

Total Equity	96,673,723	143,582,507

Total Liabilities and Equity	$210,107,495	$272,120,852

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Rental income	$9,134,541	$15,070,264	$27,747,200	$54,049,093
Time charter revenue	2,571,479	2,722,356	8,282,958	3,023,317
Finance income	390,285	609,698	1,363,824	1,988,295
Income (loss) from investments in joint ventures	216,134	(1,209,275)	71,782	77,021
Gain (loss) on settlement of interfund agreement (Note 7)	1,141,214	-	(214,524)	-
Net gain on sales of leased equipment	-	120,919	-	196,104
Loss on assets held for sale	-	-	(120,168)	-
Net (loss) gain on lease termination	-	(478,925)	(218,890)	25,659,491
Interest and other income	789,553	911,292	2,985,123	2,556,319

Total revenue	14,243,206	17,746,329	39,897,305	87,549,640

Expenses:
Management fees - Manager	-	170,170	541,090	2,185,858
Administrative expense reimbursements - Manager	277,723	321,758	1,122,718	1,607,232
General and administrative	2,098,488	406,028	3,710,490	1,603,889
Vessel operating expense	3,034,607	5,678,590	9,652,665	5,992,455
Interest	1,731,381	2,469,289	5,808,188	7,795,762
Depreciation and amortization	10,618,410	25,497,158	31,341,166	54,509,925
Impairment loss	8,318,669	36,381,554	8,836,101	36,381,554
Gain on financial instruments	(269,864)	(54,790)	(1,862,430)	(76,773)

Total expenses	25,809,414	70,869,757	59,149,988	109,999,902

Loss before income taxes	(11,566,208)	(53,123,428)	(19,252,683)	(22,450,262)

(Provision) benefit for income taxes	(96,420)	47,583	(201,659)	173,201

Net loss	(11,662,628)	(53,075,845)	(19,454,342)	(22,277,061)

Less: Net income attributable to noncontrolling interests	200,309	516,769	595,427	1,573,664

Net loss attributable to Fund Eleven	$(11,862,937)	$(53,592,614)	$(20,049,769)	$(23,850,725)

Net loss attributable to Fund Eleven allocable to:
Additional Members	$(11,744,308)	$(53,056,688)	$(19,849,272)	$(23,612,218)
Manager	(118,629)	(535,926)	(200,497)	(238,507)

	$(11,862,937)	$(53,592,614)	$(20,049,769)	$(23,850,725)

Weighted average number of additional shares of
limited liability company interests outstanding	362,654	363,120	362,681	363,153

Net loss attributable to Fund Eleven per weighted
average additional share of limited liability company interests
outstanding	$(32.38)	$(146.11)	$(54.73)	$(65.02)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional Shares of			Accumulated Other
	Limited Liability Company Interests	Additional Members	Manager	Comprehensive Income (Loss)	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	363,093	$139,684,262	$(1,820,378)	$(1,485,640)	$136,378,244	$7,204,263	$143,582,507
Comprehensive (loss) income:
Net (loss) income	-	(2,146,341)	(21,680)	-	(2,168,021)	227,345	(1,940,676)
Change in valuation of derivative instruments	-	-	-	286,189	286,189	-	286,189
Currency translation adjustments	-	-	-	(573,772)	(573,772)	-	(573,772)
Total comprehensive (loss) income	-	-	-	(287,583)	(2,455,604)	227,345	(2,228,259)
Shares of limited liability company interests repurchased	(439)	(333,216)	-	-	(333,216)	-	(333,216)
Cash distributions	-	(8,254,346)	(83,377)	-	(8,337,723)	(883,910)	(9,221,633)

Balance, March 31, 2010 (unaudited)	362,654	128,950,359	(1,925,435)	(1,773,223)	125,251,701	6,547,698	131,799,399

Comprehensive (loss) income:
Net (loss) income	-	(5,958,623)	(60,188)	-	(6,018,811)	167,773	(5,851,038)
Change in valuation of derivative instruments	-	-	-	74,993	74,993	-	74,993
Currency translation adjustments	-	-	-	(810,110)	(810,110)	-	(810,110)
Total comprehensive (loss) income	-	-	-	(735,117)	(6,753,928)	167,773	(6,586,155)
Cash distributions	-	(8,250,668)	(83,340)	-	(8,334,008)	(882,148)	(9,216,156)

Balance, June 30, 2010 (unaudited)	362,654	114,741,068	(2,068,963)	(2,508,340)	110,163,765	5,833,323	115,997,088

Comprehensive (loss) income:
Net (loss) income	-	(11,744,308)	(118,629)	-	(11,862,937)	200,309	(11,662,628)
Change in valuation of derivative instruments	-	-	-	709,149	709,149	-	709,149
Currency translation adjustments	-	-	-	873,629	873,629	-	873,629
Total comprehensive income (loss)	-	-	-	1,582,778	(10,280,159)	200,309	(10,079,850)
Cash distributions	-	(8,250,422)	(83,337)	-	(8,333,759)	(909,756)	(9,243,515)

Balance, September 30, 2010 (unaudited)	362,654	$94,746,338	$(2,270,929)	$(925,562)	$91,549,847	$5,123,876	$96,673,723

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,454,342)	$(22,277,061)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(9,180,000)	(9,248,000)
Finance income	(1,363,824)	(1,988,295)
Income from investments in joint ventures	(71,782)	(77,021)
Net gain on sales of leased equipment	-	(196,104)
Loss on assets held for sale	120,168	-
Net loss (gain) on lease termination	218,890	(14,145,129)
Depreciation and amortization	31,341,166	54,509,925
Impairment loss	8,836,101	36,381,554
Amortization of deferred time charter expense	466,331	1,591,708
Interest expense on non-recourse financing paid directly to lenders by lessees	2,614,921	3,096,692
Interest expense from amortization of debt financing costs	209,585	258,308
Gain on financial instruments	(1,862,430)	(485,773)
Loss on settlement of interfund agreement	214,524	-
Deferred tax benefit	(152,367)	(661,804)
Changes in operating assets and liabilities:
Collection of finance leases	8,011,233	7,399,878
Accounts receivable	(418,341)	(3,009,587)
Other assets, net	(11,963,985)	(2,486,947)
Payables, deferred revenue and other current liabilities	(481,541)	882,091
Due to/from Manager and affiliates	(165,482)	102,158
Distributions from joint ventures	788,828	1,877,938

Net cash provided by operating activities	7,707,653	51,524,531

Cash flows from investing activities:
Proceeds from sales of new and leased equipment	217,600	590,832
Repayments of note receivable	10,015,000	-
Other assets	(517)	-
Change in restricted cash	-	(1,330,299)
Distributions received from joint ventures in excess of profits	2,971,175	3,979,014

Net cash provided by investing activities	13,203,258	3,239,547

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(1,335,000)	(29,190,000)
Proceeds from revolving line of credit, recourse	-	2,260,000
Repayments of revolving line of credit, recourse	(2,260,000)	-
Shares of limited liability company interests repurchased	(333,216)	(116,387)
Cash distributions to members	(25,005,490)	(25,036,804)
Distributions to noncontrolling interests	(2,675,814)	(4,775,743)

Net cash used in financing activities	(31,609,520)	(56,858,934)

Effects of exchange rates on cash and cash equivalents	12,961	(69,977)

Net decrease in cash and cash equivalents	(10,685,648)	(2,164,833)
Cash and cash equivalents, beginning of period	18,615,323	7,670,929

Cash and cash equivalents, end of period	$7,929,675	$5,506,096

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,197,536	$4,151,161

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$9,180,000	$9,248,000

Deconsolidation of noncontrolling interest in connection with
the sale of a controlling interest in ICON Global Crossing, LLC	$-	$3,442,066

Deconsolidation of the carrying value of leased equipment in connection
with the sale of a controlling interest in ICON Global Crossing, LLC	$-	$3,370,458

Receivable from the redemption of a controlling interest in
ICON Global Crossing, LLC	$-	$5,493,000

Investment in ICON MW, LLC	$1,051,201	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of September 30, 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2010	2009
Minimum rents receivable	$16,300,552	$24,311,785
Estimated residual values	3,070,295	3,070,295
Initial direct costs, net	248,609	361,899
Unearned income	(1,699,003)	(3,062,827)

Net investment in finance leases	17,920,453	24,681,152

Less: Current portion of net investment in finance leases	6,460,766	9,448,439

Net investment in finance leases, less current portion	$11,459,687	$15,232,713

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2010	2009
Marine vessels
Container vessels	$-	$107,353,324
Handymax product tankers	78,043,573	109,270,860
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	25,648,079	29,100,777
Telecommunications equipment	5,579,498	5,579,498

	200,069,782	342,103,091
Less: Accumulated depreciation	91,484,962	158,488,912

	$108,584,820	$183,614,179

Depreciation expense was $10,555,597 and $25,396,239 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expense was $31,164,541 and $54,199,248 for the nine months ended September 30, 2010 and 2009, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost- continued

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

On September 1, 2010, the LLC amended its schedule with AMI Manchester, LLC and Gallant Steel, Inc. (collectively, “AMI”) to restructure AMI’s payment obligations and extend the base term of the schedule through December 31, 2013.  In consideration for amending the schedule, the LLC received a collateral monitoring fee in the amount of $6,500 on October 15, 2010, and the LLC will receive (i) collateral monitoring fees in the amount of $2,500 on each anniversary of the loan, and (ii) an amendment fee in the amount of $30,000 at the expiry of the base term.

Handymax Product Tankers

On April 30, 2010, in connection with the amendment of the two-year non-recourse long-term loan (the “New Paribas Loan”) with BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV), ICON Doubtless, LLC (“ICON Doubtless”), ICON Spotless, LLC (“ICON Spotless”), and Isomar Marine Company Limited (“Isomar Marine Company”) extended the term of the underlying time charters related to the M/T Doubtless, the M/T Spotless and the M/T Vanguard until November 15, 2010.

As a result of the loss on sale of the M/T Faithful (see Note 5), the Manager determined that an indicator of impairment existed. As a result, the Manager reviewed the LLC’s remaining investments in the M/T Doubtless, the M/T Spotless, and the M/T Vanguard (the “Remaining Top Ships Vessels”). Based on the Manager’s review, the net book value exceeded the remaining undiscounted cash flows of the Remaining Top Ships Vessels. As a result, the LLC recognized a non-cash impairment charge of approximately $7,753,000 relating to the write-down of the Remaining Top Ships Vessels to fair value as of September 30, 2010.

On October 6, 2010, the LLC, through Isomar Marine Company, entered into a memorandum of agreement (the “Vanguard MOA”) to sell the M/T Vanguard to Precise Services Corporation (“Vanguard Purchaser”) for the purchase price of $7,200,000 at the expiration of the M/T Vanguard's current time charter.

In connection with the Vanguard MOA, the Vanguard Purchaser paid a deposit in the amount of $500,000 (the “Vanguard Deposit”) to ICON Faithful, LLC (“ICON Faithful”). The Faithful Purchase Price (see Note 5) and the Vanguard Deposit were used, along with certain excess funds in the operating accounts of ICON Faithful, Isomar Marine Company, ICON Doubtless, and ICON Spotless, to make a prepayment on the New Paribas Loan in the amount of $6,375,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(5)	Assets Held for Sale

Manufacturing Equipment

On June 2, 2010, ICON EAR II, LLC (“ICON EAR II”), a wholly-owned subsidiary of the LLC, in conjunction with ICON EAR, LLC (“ICON EAR”), a joint venture owned 45% by the LLC and 55% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with Equipment Acquisition Resources, Inc. (“EAR”) for a net purchase price of approximately $757,000.  As a result, ICON EAR II recognized a loss on assets held for sale of approximately $120,000, which was recorded on the consolidated statements of operations. In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of either ICON EAR II or ICON EAR to collect the amounts due under their respective leases from EAR’s principals.

The Manager periodically reviews the significant assets in the LLC’s portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, the Manager reviewed the LLC’s investment in ICON EAR II.  Based on the Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR II recognized a non-cash impairment charge of approximately $517,000 during the three months ended June 30, 2010.

Handymax Product Tankers

On September 30, 2010, the LLC, through its wholly-owned subsidiary, ICON Faithful, entered into a memorandum of agreement (the “Faithful MOA”) to sell the M/T Faithful to Impressive Shores Corporation (“Faithful Purchaser”) for the purchase price of $5,741,000 (the “Faithful Purchase Price”).  The LLC recorded a non-cash impairment charge of approximately $402,000 related to the proposed sale and classified the M/T Faithful vessel as an asset held for sale as of September 30, 2010.  The transaction closed on October 13, 2010.

Container Vessels

      On September 23, 2010, the LLC, through its wholly-owned subsidiaries, European Container KS (“European Container”) and European Container II KS (“European Container II”), entered into memoranda of agreement (the “ZIM MOAs”) to sell the container vessels, the M/V ZIM Andaman Sea, the M/V ZIM Hong Kong, the M/V ZIM Israel, and the M/V ZIM Japan Sea (collectively, the “ZIM Vessels”), to unaffiliated third parties for the purchase price of $11,250,000 per vessel.  In connection with the ZIM MOAs, each purchaser paid a deposit in the amount of $1,125,000 for its respective vessel. As a result, the LLC classified the ZIM Vessels as assets held for sale as of September 30, 2010.

On November 10, 2010, European Container sold the M/V ZIM Japan Sea pursuant to the terms of the relevant ZIM MOA (see Note 8).

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(6)	Promissory Note

       On April 13, 2010, Cerion MPI, LLC (“Cerion MPI”) made an unscheduled principal payment on the promissory note in the amount of approximately $6,704,000.  On June 22, 2010, Cerion MPI made an additional prepayment on the promissory note in the amount of $500,000.  On July 26, 2010, Cerion MPI satisfied in full its remaining obligations under the promissory note by paying the amount of approximately $2,318,000 to the LLC.

(7)	Investments in Joint Ventures

On September 30, 2010, the LLC, ICON Income Fund Ten, LLC (“Fund Ten”), and Fund Twelve (collectively, the “Participating Funds”) terminated the credit support agreement (see Note 15).   Simultaneously with the termination, the LLC and Fund Twelve formed ICON MW, LLC (“ICON MW”), with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the subsidiaries of MW Universal, Inc. (“MWU”) (in the form of machining and metal working equipment subject to lease with AMI, MW General, Inc., and MW Scott, Inc.) to ICON MW to extinguish its obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of the Manager. In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a loss of approximately $215,000 during the nine months ended September 30, 2010.

(8)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt:

	September 30,	December 31,
	2010	2009

ICON European Container, LLC	$18,882,179	$19,112,200
ICON European Container II, LLC	26,885,232	26,905,800
ICON Senang, LLC	17,535,191	21,210,529
ICON Sebarok, LLC	17,535,191	21,210,529
ICON Doubtless, LLC	6,375,000	6,625,000
ICON Spotless, LLC	6,375,000	6,625,000
ICON Faithful, LLC	6,375,000	6,625,000
Isomar Marine Company Limited	6,375,000	6,625,000

Total non-recourse long-term debt	106,337,793	114,939,058

Less: Current portion of non-recourse long-term debt	22,379,331	43,603,558

Total non-recourse long-term debt, less current portion	$83,958,462	$71,335,500

Container Vessels

On February 9, 2010, the LLC, through its wholly-owned subsidiaries, European Container and European Container II, amended the facility agreement (the “HSH Loan Agreement”) with HSH Nordbank AG (“HSH”) to correspond with the revised payment schedule in the bareboat charters for the ZIM Vessels, all of which had been amended in October 2009.  This amendment also cured the default under the HSH Loan Agreement as of December 31, 2009.

On November 10, 2010, the LLC, through its wholly-owned subsidiary, European Container, sold the M/V ZIM Japan Sea pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,980,000.

Handymax Product Tankers

On September 23, 2009, ICON Doubtless, ICON Faithful, ICON Spotless, and Isomar Marine Company (collectively, the “Top Ships Purchasers”) defaulted on the New Paribas Loan with Paribas, due to their failure to make required payments under the loan agreement.  On April 1, 2010, the LLC, through the Top Ships Purchasers, amended the terms of the New Paribas Loan. In connection with the amendment of the New Paribas Loan, Paribas agreed to waive all defaults under the loan and the Top Ships Purchasers paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the M/T Doubtless, the M/T Faithful, the M/T Spotless and the M/T Vanguard (collectively, the “Top Ships Vessels”) and paid $3,000,000 towards funding the operation of the Top Ships Vessels.  Accordingly, management reclassified approximately $23,900,000 of the current portion of the non-recourse long-term debt to non-current as of March 31, 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(8)	Non-Recourse Long-Term Debt - continued

On October 6, 2010, the LLC, through Isomar Marine Company, entered into the Vanguard MOA to sell the M/T Vanguard. On October 13, 2010, the LLC terminated the M/T Faithful time charter and sold the M/T Faithful to the Faithful Purchaser (see Note 5).

As of September 30, 2010 and December 31, 2009, the LLC had capitalized net debt financing costs of $354,370 and $563,955, respectively. For the three months ended September 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $63,551 and $108,929, respectively.  For the nine months ended September 30, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $209,585 and $258,308, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at September 30, 2010. There are no additional maturities of non-recourse long-term debt after 2014.

For the period October 1 to December 31, 2010	$16,012,293
For the year ending December 31, 2011	17,366,800
For the year ending December 31, 2012	36,685,700
For the year ending December 31, 2013	5,325,000
For the year ending December 31, 2014	30,948,000
$106,337,793

(9)	Revolving Line of Credit, Recourse

The LLC and certain other entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC (“Fund Nine”), Fund Ten, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P, (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

None of the Borrowers had any outstanding borrowings under the Facility at September 30, 2010.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2010, the Borrowers were in compliance with all covenants.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(10)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended September 30, 2010, the provision (benefit) for income taxes was comprised of $341,918 in current taxes and ($245,498) in deferred taxes. For the nine months ended September 30, 2010, the provision (benefit) for income taxes was comprised of $354,027 in current taxes and ($152,368) in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2009 periods. The LLC has not identified any uncertain tax positions as of September 30, 2010.

As of September 30, 2010, the LLC has a net deferred tax asset of approximately $202,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a note receivable.  This deferred tax asset has a full valuation allowance.  The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees and borrowers of their obligations under the leases and loans and the payment of operating expenses.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(11)	Transactions with Related Parties - continued

During the nine months ended September 30, 2010, the Manager suspended the collection of a portion of its management fees.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2010	2009	2010	2009
ICON Capital Corp.	Manager	Management fees (1) (2)	$-	$170,170	$541,090	$2,185,858
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	277,723	321,758	1,122,718	1,607,232
			$277,723	$491,928	$1,663,808	$3,793,090

(1) Charged directly to operations.
(2) The Manager suspended the collection of a portion of its management fees in the amount of $552,161 and $1,044,850 during the three and nine months ended September 30, 2010, respectively.

At September 30, 2010, the LLC had a payable of $160,226 due to the Manager and its affiliates that consisted primarily of an accrual due to the Manager for administrative expense reimbursements.

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
September 30, 2010
(unaudited)

(12)	Derivative Financial Instruments - continued

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

As of September 30, 2010, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, LLC, ICON Sebarok, LLC, European Container and European Container II designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $59,870,000.  These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012. As of September 30, 2010, the assets owned by European Container and European Container II were classified as assets held for sale.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and nine months ended September 30, 2010, the LLC recorded $110,535 and $1,342,470 of hedge ineffectiveness in earnings, respectively. At September 30, 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $792,000.

During the twelve months ending September 30, 2011, the LLC estimates that approximately $1,929,000 will be reclassified from AOCI to interest expense.

Non-designated Derivatives

      The LLC holds an interest rate swap with a notional balance of approximately $18,641,000 that is not speculative and is used to meet the LLC’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The LLC’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. Additionally, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(12)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2010 and December 31, 2009:

		Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$2,323,055	$3,942,837

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$572,703	$1,106,490
Warrants	Other non-current assets	$72,962	$79,371		$-	$-

      The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010:

Three Months Ended September 30, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(30,195)	Interest expense	$(739,344)	Gain (loss) on financial instruments	$-

Nine Months Ended September 30, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(1,280,796)	Interest expense	$(2,351,127)	Gain (loss) on financial instruments	$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(12)	Derivative Financial Instruments - continued

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

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 of $159,329 and $519,960, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009 of $54,790 and $76,773, respectively. The gain (loss) recorded for the three months ended September 30, 2010 was comprised of a gain of $161,619 relating to interest rate swap contracts and a loss of $2,290 relating to warrants. The gain (loss) recorded for the nine months ended September 30, 2010 was comprised of a gain of $526,371 relating to interest rate swap contracts and a loss of $6,411 relating to warrants. The gain (loss) recorded for the three months ended September 30, 2009 was comprised of a gain of $87,409 relating to interest rate swap contracts and a loss of $32,619 relating to warrants. The gain (loss) recorded for the nine months ended September 30, 2009 was comprised of a gain of $112,664 relating to interest rate swap contracts and a loss of $35,891 relating to warrants.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(12)	Derivative Financial Instruments - continued

As of September 30, 2010, the fair value of the derivatives in a liability position was $2,895,758. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2010, the termination value would be $2,960,250.

(13)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $791,603 and $133,959, respectively, at September 30, 2010 and accumulated unrealized losses on derivative financial instruments of $1,861,934 and accumulated unrealized gains on currency translation adjustments of $376,294 at December 31, 2009.

Total comprehensive loss for the three and nine months ended September 30, 2010 was $10,079,850 and $18,894,264, which included: (i) net loss of $11,662,628 and $19,454,342, (ii) a net change in unrealized gain on derivative financial instruments of $709,149 and $1,070,331 and (iii) a net change in unrealized gain (loss) on currency translation adjustments of $873,629 and ($510,253), respectively. Total comprehensive loss for the three and nine months ended September 30, 2009 was $51,950,775 and $18,372,178, which included: (i) net loss of $53,075,845 and $22,277,061, (ii) a net change in unrealized gain on derivative financial instruments of $674,070 and $3,521,807 and (iii) a net change in unrealized gain on currency translation adjustments of $451,000 and $383,076, respectively.

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
September 30, 2010
(unaudited)

(14)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$72,962	$-	$72,962

Liabilities:

Derivative liabilities	$-	$2,895,758	$-	$2,895,758

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of September 30, 2010:

	September 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$7,916,826	$-	$7,916,826	$-	$919,686
Leased equipment at cost	19,831,641	-	-	19,831,641	7,916,415

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt and mortgage note receivable and interest receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. The Company determined that the carrying value of the above leased equipment at cost exceeded its fair value determined using a discounted cash flow analysis and therefore an impairment was recorded as of September 30, 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(14)	Fair Value Measurements - continued

	September 30, 2010
	Carrying Amount	Fair Value

Non-recourse long-term debt	$7,070,422	$7,010,714
Mortgage note and interest receivable	$13,968,180	$17,235,692

(15)	Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments.  As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds’ obligations thereunder (see Note 7).

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

(16)	Subsequent Event

     On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II, LLC (“ICON Global Crossing II”), a joint venture owned 13.26% by the LLC, 72.34% by Fund Ten, and 14.40% by Fund Nine, sold telecommunications equipment subject to lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) to Global Crossing for approximately $3,298,000.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Assets Held for Sale

On June 2, 2010, ICON EAR II, our wholly-owned subsidiary, in conjunction with ICON EAR, a joint venture owned 45% by us and 55% by Fund Twelve, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.  As a result, ICON EAR II recognized a loss on assets held for sale of approximately $120,000, which was recorded on the consolidated statements of operations. In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of either ICON EAR II or ICON EAR to collect the amounts due under their respective leases from EAR’s principals.

Our Manager periodically reviews the significant assets in our portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, our Manager reviewed our investment in ICON EAR II.  Based on our Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR II recognized a non-cash impairment charge of approximately $517,000 during the three months ended June 30, 2010.

On September 23, 2010, we, through our wholly-owned subsidiaries, European Container and European Container II, entered into the ZIM MOAs to sell the ZIM Vessels to unaffiliated third parties for the purchase price of $11,250,000 per vessel.  In connection with the ZIM MOAs, each purchaser paid a deposit in the amount of $1,125,000 for its respective vessel. As a result, we classified the ZIM Vessels as assets held for sale as of September 30, 2010.

On September 30, 2010, we, through our wholly-owned subsidiary, ICON Faithful, entered into the Faithful MOA to sell the M/T Faithful to the Faithful Purchaser for the Faithful Purchase Price.  We recorded a non-cash impairment charge of approximately $402,000 related to the proposed sale and classified the M/T Faithful vessel as an asset held for sale as of September 30, 2010. The transaction closed on October 13, 2010.

Container Vessels

On February 9, 2010, we, through our wholly-owned subsidiaries, European Container and European Container II, amended the HSH Loan Agreement to correspond with the revised payment schedule in the bareboat charters for the ZIM Vessels, all of which had been amended in October 2009.  This amendment also cured the default under the HSH Loan Agreement as of December 31, 2009.

On November 10, 2010, we, through our wholly-owned subsidiary, European Container, sold the M/V ZIM Japan Sea pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,980,000.

Handymax Product Tankers

On April 1, 2010, we, through the Top Ships Purchasers, amended the terms of the New Paribas Loan. In connection with the amendment of the New Paribas Loan, Paribas agreed to waive all defaults under the loan and the Top Ships Purchasers paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels and paid $3,000,000 towards funding the operation of the Top Ships Vessels.  Accordingly, management reclassified approximately $23,900,000 of the current portion of the non-recourse long-term debt to non-current as of March 31, 2010.

On April 30, 2010, in connection with the amendment of the New Paribas Loan, ICON Doubtless, ICON Spotless, and Isomar Marine Company extended the term of their underlying time charters until November 15, 2010.

As a result of the loss on sale of the M/T Faithful, our Manager determined that an indicator of impairment existed. As a result, our Manager reviewed our remaining investments in the Remaining Top Ships Vessels. Based on our Manager’s review, the net book value exceeded the remaining undiscounted cash flows of the Remaining Top Ships Vessels. As a result, we recognized a non-cash impairment charge of approximately $7,753,000 relating to the write-down of the Remaining Top Ships Vessels to fair value as of September 30, 2010.

On October 6, 2010, we, through our wholly-owned subsidiary, Isomar Marine Company, entered into the Vanguard MOA to sell the M/T Vanguard to the Vanguard Purchaser for the purchase price of $7,200,000 at the expiration of the M/T Vanguard's current time charter.

In connection with the Vanguard MOA, the Vanguard Purchaser paid the Vanguard Deposit. The Faithful Purchase Price and the Vanguard Deposit were used, along with certain excess funds in the operating accounts of ICON Faithful, Isomar Marine Company, ICON Doubtless, and ICON Spotless, to make a prepayment on the New Paribas Loan in the amount of $6,375,000.

On October 13, 2010, we terminated the M/T Faithful time charter and sold the M/T Faithful to the Faithful Purchaser for the Faithful Purchase Price.

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

On September 1, 2010, we amended our schedule with AMI to restructure AMI’s payment obligations and extend the base term of the schedule through December 31, 2013.  In consideration for amending the schedule, we received a collateral monitoring fee in the amount of $6,500 on October 15, 2010, and we shall receive (i) collateral monitoring fees in the amount of $2,500 on each anniversary of the loan, and (ii) an amendment fee in the amount of $30,000 at the expiry of the base term.

On September 30, 2010, the Participating Funds terminated the credit support agreement.   Simultaneously with the termination, we and Fund Twelve formed ICON MW, with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (in the form of machining and metal working equipment subject to lease with AMI, MW General, Inc., and MW Scott, Inc.) to ICON MW to extinguish our obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of the Manager. In connection with this contribution and the related termination of the credit support agreement, we recorded a loss of approximately $215,000 during the nine months ended September 30, 2010.

Promissory Note

On April 13, 2010, Cerion MPI made an unscheduled principal payment on the promissory note in the amount of approximately $6,704,000.  On June 22, 2010, Cerion MPI made an additional prepayment on the promissory note in the amount of $500,000.  On July 26, 2010, Cerion MPI satisfied in full its remaining obligations under the promissory note by paying the amount of approximately $2,318,000 to us.

Subsequent Event

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II, a joint venture owned 13.26% by us, 72.34% by Fund Ten and 14.40% by Fund Nine, sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for approximately $3,298,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2010. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Other Recent Events

Since the onset of the recession that began in December 2007, the rate of payment defaults by lessees, borrowers and other financial counterparties has generally risen significantly. Our Manager continuously reviews and evaluates our transactions to take such action as it deems necessary to mitigate any adverse developments on our liquidity, cash flows or profitability, which may include agreeing to restructure a transaction with one or more of our lessees, borrowers or other financial counterparties. In the event of a restructuring of a transaction, our Manager generally expects that the lessee, borrower and/or other financial counterparty will ultimately be able to satisfy its obligations to us. As a result thereof, our Manager has discussed and continues to discuss restructuring options with some of our lessees, borrowers and other financial counterparties.  In many instances, the transaction is not restructured and continues as initially structured.  Nevertheless, there can be no assurance that any future restructurings will not have an adverse effect on our financial position, results of operations or cash flows.  Except as otherwise disclosed in this Quarterly Report on Form 10-Q, our Manager has not agreed to restructure any of our transactions and we have not taken any impairment charges during the nine months ended September 30, 2010, and there is no information that would cause our Manager to take an impairment charge on any of our transactions at this time.

Results of Operations for the Three Months Ended September 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Rental income	$9,134,541	$15,070,264	$(5,935,723)
Time charter revenue	2,571,479	2,722,356	(150,877)
Finance income	390,285	609,698	(219,413)
Income (loss) from investments in joint ventures	216,134	(1,209,275)	1,425,409
Gain on settlement of interfund agreement	1,141,214	-	1,141,214
Net gain on sales of leased equipment	-	120,919	(120,919)
Net loss on lease termination	-	(478,925)	478,925
Interest and other income	789,553	911,292	(121,739)

Total revenue	$14,243,206	$17,746,329	$(3,503,123)

Total revenue for the 2010 Quarter decreased $3,503,123, or 19.7%, as compared to the 2009 Quarter. The decrease in total revenue was primarily due to the decrease in rental income.  The decrease in rental income was the result of (i) the liquidation of our investment in ICON Global Crossing, LLC (“ICON Global Crossing”), (ii) the sale of equipment previously on lease to W Forge Holdings, Inc. (“W Forge”), (iii) the sale of certain equipment on lease by ICON Global Crossing III, LLC (“ICON Global Crossing III”), (iv) our Manager’s decision to put the leases with ICON French Equipment I, LLC (“ICON Heuliez”) on a cash basis, (v) the restructured bareboat charters for the ZIM Vessels and (vi) the bankruptcy of EAR, which took place during October 2009.  These factors accounted for a cumulative decrease in rental income of approximately $5,931,000 during the 2010 Quarter.  The decrease in total revenue was partially offset by an increase in income from investments in joint ventures, which was primarily due to a change in year over year activity, because we recognized an impairment loss and bad debt expense recorded during the 2009 Quarter in connection with EAR’s bankruptcy filing.  The decrease in total revenue was also offset by the gain on the settlement of the interfund agreement related to financing provided to the MWU subsidiaries.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Management fees - Manager	$-	$170,170	$(170,170)
Administrative expense reimbursements - Manager	277,723	321,758	(44,035)
General and administrative	2,098,488	406,028	1,692,460
Vessel operating expense	3,034,607	5,678,590	(2,643,983)
Interest	1,731,381	2,469,289	(737,908)
Depreciation and amortization	10,618,410	25,497,158	(14,878,748)
Impairment loss	8,318,669	36,381,554	(28,062,885)
Gain on financial instruments	(269,864)	(54,790)	(215,074)

Total expenses	$25,809,414	$70,869,757	$(45,060,343)

Total expenses for the 2010 Quarter decreased $45,060,343, or 63.6%, as compared to the 2009 Quarter. The decrease in total expenses was primarily due to (i) a change in year over year activity, because we recognized an impairment charge during the 2010 Quarter related to our equipment on lease to AMI and the Top Ships Vessels, as compared to the impairment charge recorded during the 2009 Quarter related to our ZIM Vessels and our equipment on lease to EAR, (ii) a decrease in depreciation and amortization expense as a result of the liquidation of our investment in ICON Global Crossing, the sale of certain equipment on lease by ICON Global Crossing III and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009 and (iii) a decrease in vessel operating expense related to our management of the Top Ships Vessels.  The decrease in total expenses was partially offset by an increase in general and administrative expenses.

Provision (Benefit) for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2010 Quarter, the provision (benefit) for income taxes was comprised of $341,918 in current taxes and ($245,498) in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Quarter decreased $316,460, or 61.2%, as compared to the 2009 Quarter due to the liquidation of our investment in ICON Global Crossing during 2009.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2010 Quarter and the 2009 Quarter was $11,862,937 and $53,592,614, respectively. Net loss attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2010 Quarter and the 2009 Quarter was $32.38 and $146.11, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
Rental income	$27,747,200	$54,049,093	$(26,301,893)
Time charter revenue	8,282,958	3,023,317	5,259,641
Finance income	1,363,824	1,988,295	(624,471)
Income from investments in joint ventures	71,782	77,021	(5,239)
Loss on settlement of interfund agreement	(214,524)	-	(214,524)
Net gain on sales of leased equipment	-	196,104	(196,104)
Loss on assets held for sale	(120,168)	-	(120,168)
Net (loss) gain on lease termination	(218,890)	25,659,491	(25,878,381)
Interest and other income	2,985,123	2,556,319	428,804

Total revenue	$39,897,305	$87,549,640	$(47,652,335)

Total revenue for the 2010 Period decreased $47,652,335, or 54.4%, as compared to the 2009 Period. The decrease in total revenue was primarily due to (i) a decrease in rental income and (ii) no significant gains or losses on lease termination during the 2010 Period.  The decrease in rental income was the result of (i) our termination of the bareboat charters related to the Top Ships Vessels in June 2009 (the “Bareboat Charter Termination”), (ii) the liquidation of our investment in ICON Global Crossing, (iii) the sale of certain equipment on lease by ICON Global Crossing III, (iv) the sale of equipment previously on lease to W Forge, (v) our Manager’s decision to put the leases with ICON Heuliez on a cash basis, (vi) the restructured bareboat charters for the ZIM Vessels, and (vii) the bankruptcy of EAR, which took place during October 2009. These factors accounted for a cumulative decrease in rental income of approximately $26,291,000 during the 2010 Period. The net gain on lease termination was a result of the Bareboat Charter Termination, which took place during the 2009 Period.  The decrease in total revenue was partially offset by increases in time charter revenue and interest and other income. The increase in time charter revenue of approximately $5,260,000 during the 2010 Period was due to our assumption of the underlying time charters in connection with the Bareboat Charter Termination during June 2009.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
Management fees - Manager	$541,090	$2,185,858	$(1,644,768)
Administrative expense reimbursements - Manager	1,122,718	1,607,232	(484,514)
General and administrative	3,710,490	1,603,889	2,106,601
Vessel operating expense	9,652,665	5,992,455	3,660,210
Interest	5,808,188	7,795,762	(1,987,574)
Depreciation and amortization	31,341,166	54,509,925	(23,168,759)
Impairment loss	8,836,101	36,381,554	(27,545,453)
Gain on financial instruments	(1,862,430)	(76,773)	(1,785,657)

Total expenses	$59,149,988	$109,999,902	$(50,849,914)

Total expenses for the 2010 Period decreased $50,849,914, or 46.2%, as compared to the 2009 Period. The decrease in total expenses was primarily due to (i) a change in year over year activity, because we recognized an impairment charge during the 2010 Period related to a parcel of real property recorded under assets held for sale for ICON EAR II and our equipment on lease to AMI and the Top Ships Vessels, as compared to the impairment charge recorded during the 2009 Period related to our ZIM Vessels and our equipment on lease to EAR and (ii) a decrease in depreciation and amortization expense as a result of the liquidation of our investment in ICON Global Crossing, the sale of certain equipment on lease by ICON Global Crossing III and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009.  These decreases were partially offset by (i) an increase in vessel operating expense related to our management of the Top Ships Vessels, which commenced on June 24, 2009, and (ii) an increase in general and administrative expenses.

Provision (Benefit) for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2010 Period, the provision (benefit) for income taxes was comprised of $354,027 in current taxes and ($152,368) in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2010 Period decreased $978,237, or 62.2%, as compared to the 2009 Period due to the liquidation of our investment in ICON Global Crossing during 2009.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2010 Period and the 2009 Period was $20,049,769 and $23,850,725, respectively. Net loss attributable to us per weighted average additional Share outstanding for the 2010 Period and the 2009 Period was $54.73 and $65.02, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $62,013,357, from $272,120,852 at December 31, 2009 to $210,107,495 at September 30, 2010.  The decrease was primarily due to (i) approximately $31,341,000 of continued depreciation and amortization of our leased equipment, (ii) approximately $27,681,000 of cash distributions to our members and noncontrolling interests, (iii) approximately $8,836,000 of impairment charges recognized on a parcel of real property recorded under assets held for sale for ICON EAR II, and on our equipment on lease to AMI and the Top Ships Vessels, and (iv) approximately $7,407,000 in vessel operating expenses paid in connection with the operations of the Top Ships Vessels during the 2010 Period. These decreases were partially offset by an increase of approximately $11,481,000 in deferred revenue relating to the decline in the charter hire billed for the ZIM Vessels.

Current Assets

Current assets increased $17,313,925, from $34,711,095 at December 31, 2009 to $52,025,020 at September 30, 2010.  The increase was primarily due to an increase in assets held for sale of approximately $31,608,000 as a result of the execution of the ZIM MOAs and the Faithful MOA and approximately $10,015,000 of scheduled and unscheduled principal repayments received on our note receivable with Cerion MPI. This increase was partially offset by approximately $27,681,000 of cash distributions to our members and noncontrolling interests.

Total Liabilities

Total liabilities decreased $15,104,573, from $128,538,345 at December 31, 2009 to $113,433,772 at September 30, 2010. The decrease was primarily due to (i) approximately $8,601,000 of scheduled repayments of our non-recourse debt, (ii) $2,260,000 in repayments under the Facility, (iii) a decrease of approximately $1,828,000 of accrued expenses and other liabilities primarily due to the payment of accrued vessel operating expenses for the operations of the Top Ships Vessels, and (iv) a decrease of approximately $2,154,000 in the fair value of our derivative instruments.

Current Liabilities

Current liabilities decreased $27,727,535, from $57,202,845 at December 31, 2009 to $29,475,310 at September 30, 2010. The decrease was primarily due to (i) approximately $23,018,000 of the current portion of our non-recourse long-term debt being reclassified to non-current liabilities due to our restructuring of the New Paribas Loan, which cured the prior debt default, (ii) $2,260,000 in repayments under the Facility, (iii) a decrease of approximately $1,828,000 of accrued expenses and other liabilities primarily due to the payment of accrued vessel operating expenses for the operations of the Top Ships Vessels, and (iv) a decrease of approximately $2,154,000 in the fair value of our derivative instruments.

Equity

Equity decreased $46,908,784 from $143,582,507 at December 31, 2009 to $96,673,723 at September 30, 2010. The decrease was primarily due to (i) the net loss recorded during the 2010 Period, (ii) distributions to our members and noncontrolling interests, and (iii) the unrealized loss recorded on our currency translation adjustments. These decreases were partially offset by the net decrease in the unrealized loss recorded on our derivative instruments.

Liquidity and Capital Resources

Summary

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $7,929,675 and $18,615,323, respectively. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against the Facility, which expires on June 30, 2011. At September 30, 2010, the Facility had $30,000,000 available to meet such requirements. For additional information, see Note 9 to our consolidated financial statements.

We anticipate that our liquidity requirements for our remaining life will be financed by the expected results of our operations, as well as cash received from our investments at maturity.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2010, the cash reserve was $1,825,993.

Cash Flows

The following table sets forth summary cash flow data:

	Nine Months Ended September 30,
	2010	2009

Net cash provided by (used in):

Operating activities	$7,707,653	$51,524,531
Investing activities	13,203,258	3,239,547
Financing activities	(31,609,520)	(56,858,934)
Effects of exchange rates on cash and cash equivalents	12,961	(69,977)

Net decrease in cash and cash equivalents	$(10,685,648)	$(2,164,833)

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities decreased $43,816,878, from $51,524,531 in the 2009 Period to $7,707,653 in the 2010 Period. The decrease was primarily due to (i) a decrease in the impairment loss recorded during the 2010 Period, (ii) a decrease in depreciation and amortization expense during the 2010 Period, and (iii) an increase in other assets. These amounts were partially offset by (i) a decrease in the net gain on lease termination and (ii) a decrease in the net loss recorded in the 2010 Period compared to the net loss recorded in the 2009 Period.

Investing Activities

Cash provided by investing activities increased $9,963,711, from $3,239,547 in the 2009 Period to $13,203,258 in the 2010 Period. This increase was primarily due to an increase in the repayments from our note receivable with Cerion MPI and a decrease in the restricted cash activity during the 2010 Period.

Financing Activities

Cash used in financing activities decreased $25,249,414, from $56,858,934 in the 2009 Period to $31,609,520 in the 2010 Period. The decrease was primarily related to (i) a decrease in the repayments of our non-recourse long-term debt, and (ii) a decrease in the distributions paid to noncontrolling interests, partially offset by an increase in the repayments of the Facility.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2010 of $106,337,793. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to each of our additional members and noncontrolling interests starting with the first month after each such member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions of $250,054, $24,755,436 and $2,675,814 to our Manager, additional members and noncontrolling interests, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2010, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2010, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $106,337,793. We are a party to the Facility and had no borrowings under the Facility at September 30, 2010.

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments.  As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds' obligations thereunder (see Note 7 to our consolidated financial statements).

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2010.

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

November 12, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

35