Form 10-K
period 2010-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2011-03-31
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding shares of limited liability company interests of the registrant on March 21, 2011 is 362,656.

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

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993.  Through December 31, 2010, we repurchased 2,543 Shares, bringing the total number of outstanding Shares to 362,656. From May 6, 2005 through April 21, 2007, we paid sales commissions to third parties and various fees to our Manager and ICON Securities Corp., a wholly-owned subsidiary of our Manager (“ICON Securities”). The sales commissions and fees paid to our Manager and its affiliate are recorded as a reduction of our equity.  Through December 31, 2007, we paid (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expense allowance to our Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities.

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

At December 31, 2010 and 2009, we had total assets of $158,213,941 and $272,120,852, respectively. For the year ended December 31, 2010, two lessees accounted for approximately 80.1% of our total rental and finance income of $37,221,483. We had a net loss attributable to us for the year ended December 31, 2010 of $6,696,493. For the year ended December 31, 2009, three lessees accounted for approximately 63.0% of our total rental and finance income of $66,647,989.   We had a net loss attributable to us for the year ended December 31, 2009 of $45,095,916. For the year ended December 31, 2008, three lessees accounted for approximately 55.4% of our total rental and finance income of $94,660,802. We had a net loss attributable to us for the year ended December 31, 2008 of $5,797,721.

At December 31, 2010, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Lumber Processing Equipment

•
We own equipment, plant and machinery that is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”). The lease expires in November 2013. We also hold a related mortgage note receivable that is due on December 1, 2013.

Marine Vessels

Container Vessels

•
We owned two container vessels on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”), the M/V ZIM Hong Kong and the M/V ZIM Israel. On September 23, 2010, our wholly-owned subsidiaries ICON European Container KS (“ICON European Container”) and ICON European Container II KS (“ICON European Container II”) entered into memoranda of agreement (the “ZIM MOAs”) to sell the container vessels, the M/V ZIM Andaman Sea, the M/V ZIM Hong Kong, the M/V ZIM Israel, and the M/V ZIM Japan Sea (collectively, the “ZIM Vessels”), to unaffiliated third parties for the purchase price of $11,250,000 per vessel. In connection with the ZIM MOAs, each purchaser paid a deposit in the amount of $1,125,000 for its respective vessel.  Effective September 30, 2010, the ZIM Vessels have been classified as assets held for sale. During November 2010, ICON European Container sold the M/V ZIM Japan Sea and the M/V ZIM Andaman Sea vessels.  During February 2011, ICON European Container II sold the M/V ZIM Hong Kong vessel and during March 2011, ICON European Container II sold the M/V ZIM Israel vessel.

Aframax Product Tankers

•
We own two Aframax product tankers, the M/T Senang Spirit (the “Senang Spirit”) and the M/T Sebarok Spirit (the “Sebarok Spirit”) (collectively, the “Teekay Vessels”), which are subject to bareboat charters that expire in April 2012.

Telecommunications Equipment

•
Our wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”) owns telecommunications equipment that is subject to leases with the Global Crossing Telecommuncations, Inc. ("Global Crossing"). The leases expire on June 30, 2011 and September 30, 2011.

•
We have a 55% ownership interest in ICON Global Crossing V, LLC (“ICON Global Crossing V”), which purchased telecommunications equipment that is subject to a lease with Global Crossing. On January 3, 2011, upon the conclusion of the lease, ICON Global Crossing V sold its telecommunications equipment to Global Crossing.

Manufacturing Equipment

•
Our wholly-owned subsidiary ICON French Equipment I, LLC (“ICON Heuliez”) owns auto parts manufacturing equipment, which was purchased from and leased back to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). The leases expire on December 31, 2014.

•
We owned machining and metal working equipment subject to lease with MW Scott, Inc. (“Scott”), MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI Manchester”), all of which are wholly-owned subsidiaries of MW Universal, Inc. (“MWU”).  The leases expire on December 31, 2012. On September 1, 2010, we amended our schedule with AMI Manchester and Gallant Steel, Inc. (collectively, “AMI”) to restructure AMI’s payment obligations and extend the base term of the schedule through December 31, 2013.  On September 30, 2010, we, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (collectively, the “Participating Funds”) terminated the credit support agreement. Simultaneously with the termination, we and Fund Twelve formed ICON MW, LLC (“ICON MW”), with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with AMI, General, and Scott) to ICON MW to extinguish our obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of our Manager.

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

•
Our wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”) owns semiconductor manufacturing equipment, which was purchased from and leased back to EAR.  The lease was scheduled to expire on June 30, 2013, but on October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Effective December 31, 2009, these assets have been classified as assets held for sale.

•	We have a 55% ownership interest in ICON Pliant, LLC (“ICON Pliant”), which owns manufacturing equipment. The equipment is subject to a 60-month lease that expires on September 30, 2013.

Notes Receivable Secured by Point-of-Sale Equipment

•
We have a 35% ownership interest in ICON Northern Leasing, LLC ("ICON Northern Leasing"), which holds four promissory notes (the “Northern Notes”) issued by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. The Northern Notes are secured by an underlying pool of leases for point-of-sale equipment.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2010, 2009 and 2008, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our current investments and as we seek to make new investments, we competed and compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer, which may have affected our ability to make our current investments and may affect our ability to make future investments, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 18 to our consolidated financial statements.

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

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

You should not rely on the cash distributions from your Shares as a source of income. While we intend to make monthly cash distributions, our Manager has and may determine again in the future that it is in our best interest to periodically change the amount of the cash distributions you receive or not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2010, our Manager is managing seven other public equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally has and could materially affect our financial condition and results of operations in the future. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings are non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  We compete primarily on the basis of pricing, terms and structure.  To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

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

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you have received and will continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 21, 2011
Manager (as a member)	1
Additional members	8,736

We, at our Manager’s discretion, pay monthly distributions to each of our members beginning the first month after each such member is admitted through the end of our operating period, which we currently anticipate will be in April 2012.  We paid distributions to additional members totaling $33,005,773, $33,047,095 and $33,072,923 for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, we paid our Manager distributions of $333,391, $333,811 and $334,071 for the years ended December 31, 2010, 2009 and 2008, respectively.  The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $241.84 per Share as of December 31, 2010.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Shares and consistent with NASD Rule 2340(c), the value of our Shares was estimated to be the offering price of $1,000 per Share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $241.84 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

     The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $241.84 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  However, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenue (a)	$65,363,792	$103,194,237	$86,766,901	$117,617,106	$71,897,046
Net loss attributable to Fund Eleven (b)	$(6,696,493)	$(45,095,916)	$(5,797,721)	$(2,478,993)	$(4,696,606)
Net loss attributable to Fund Eleven allocable to additional members	$(6,629,528)	$(44,644,957)	$(5,739,744)	$(2,454,203)	$(4,649,640)
Net loss attributable to Fund Eleven allocable to the Manager	$(66,965)	$(450,959)	$(57,977)	$(24,790)	$(46,966)

Weighted average number of additional shares
of limited liability company interests outstanding	$362,674	363,139	363,414	352,197	197,957
Net loss attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(18.28)	$(122.94)	$(15.79)	$(6.97)	$(23.49)

Distributions to additional members	$33,005,773	$33,047,095	$33,072,923	$37,151,073	$16,600,276
Distributions per weighted average additional
share of limited liability company interests	$91.01	$91.00	$91.01	$105.48	$83.86
Distributions to the Manager	$333,391	$333,811	$334,071	$375,190	$167,738

	December 31,
	2010	2009	2008	2007	2006
Total assets (c)	$158,213,941	$272,120,852	$408,178,159	$595,752,005	$530,841,551
Recourse and non-recourse debt (d)	$53,984,957	$117,199,058	$168,449,633	$285,494,408	$260,926,942
Members' equity	$95,755,387	$136,378,244	$210,185,781	$261,223,876	$232,896,485

(a)
During 2010, we had a decrease in total revenue of approximately $37,830,000 as compared to 2009. This decrease was primarily the result of (i) a decrease in rental income, and (ii) no significant net gains or losses on lease termination during 2010. This decrease was offset by (i) a net gain on sales of equipment relating to the sale of ICON European Container, ICON Doubtless, LLC (“ICON Doubtless”), ICON Spotless, LLC (“ICON Spotless”) and ICON Vanguard, LLC (“ICON Vanguard”) during 2010, and (ii) an increase in time charter revenue during 2010. In 2009, we had an increase in total revenue of approximately $16,427,000 as compared to 2008.  This increase was primarily the result of (i) the impact of the termination of the bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”) in June 2009 (the “Bareboat Charter Termination”), (ii) the impact of the sale of the remaining net assets in the leasing portfolio in May 2008, and  (iii) the net gain recorded on the sales of leased equipment during 2009. In 2008, we had a decrease in total revenue of approximately $30,850,000. This decrease was primarily attributable to the sale of the remaining net assets in the leasing portfolio in May 2008.

(b)
During 2010, we had a net loss attributable to us of $6,696,493 as compared to a net loss attributable to us of $45,095,916 in 2009. The decrease in the net loss attributable to us in 2010 as compared to 2009 was primarily due to (i) a change in year over year activity, because we recognized less impairment charges during 2010 (related to a parcel of real property recorded under assets held for sale for ICON EAR II and our equipment on lease to AMI, ICON Heuliez and the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”)) as compared to 2009 (related to our ZIM Vessels and our equipment on lease to EAR), and (ii) a decrease in depreciation and amortization expense. The decrease in net loss also resulted from a net gain on sale of equipment relating to the sale of the M/V ZIM Japan Sea, the M/V ZIM Andaman Sea, the M/T Faithful vessels, and ICON Doubtless, ICON Spotless, and ICON Vanguard during 2010. In 2009, we had a net loss attributable to us of $45,095,916 as compared to a net loss attributable to us of $5,797,721 in 2008. The increase in the net loss attributable to us in 2009 as compared to 2008 was primarily due to (i) an impairment loss recorded during 2009 in connection with the equipment on lease to ZIM and EAR and the M/T Faithful, (ii) the impact of the Bareboat Charter Termination, (iii) the impact of the sale of the remaining net assets in the leasing portfolio in May 2008, and (iv) the sales of leased equipment during 2009. In 2008, we had a net loss attributable to us of $5,797,721 as compared to a net loss attributable to us in 2007 of $2,478,993. This was primarily attributable to the impact of the sale of the remaining net assets in the leasing portfolio in May 2008. In 2007, we had a net loss attributable to us of $2,478,993 as compared to a net loss in 2006 of $4,696,606. This was primarily attributable to the increase in rental, finance, interest and other income, partly offset by an increase in (i) depreciation and amortization expense, (ii) interest expense, (iii) management fees paid to the Manager, and (iv) the amount of loss on hedging instruments.

(c)
During 2010, total assets decreased $113,906,911 as compared to 2009. The decrease was primarily attributable to cash distributions, the sale of equipment relating to the sale of ICON European Container, ICON Doubtless, ICON Spotless, and ICON Vanguard during 2010. In addition, the decrease was driven by depreciation of our leased equipment and an impairment loss recorded during 2010. During 2009, total assets decreased $136,057,307 as compared to 2008. The decrease was primarily due to (i) the impairment loss recorded during 2009 discussed in footnote (b) and (ii) the impact of the Bareboat Charter Termination.  During 2008, total assets decreased $187,575,846 as compared to 2007. The decrease was primarily attributable to the sale of the net assets in the Leasing Portfolio and depreciation of our leased equipment. During 2007, total assets increased $64,910,454 as compared to 2006. The increase primarily relates to the 2007 purchases of the Teekay Vessels, the auto parts manufacturing equipment, the manufacturing equipment on lease to various subsidiaries of MWU, the telecommunications equipment on lease to Global Crossing and is offset by the sales of equipment on lease by the Leasing Portfolio and a decrease in current assets.

(d)
 During 2010, the outstanding balance of our recourse and non-recourse debt decreased $63,214,101 as compared to 2009.  The decrease was primarily attributable to the reduction of the non-recourse debt outstanding in connection with the sale of ICON Doubtless, ICON Spotless, and ICON Vanguard and the sale of the M/V ZIM Japan Sea, the M/V ZIM Andaman Sea and the M/T Faithful vessels during 2010 and the scheduled repayment of our recourse and non-recourse debt.

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

Industry Trends Prior to the Recent Recession

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

According to the World Leasing Yearbook 2011, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $780 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and Latin America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in Latin America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets deteriorated significantly after the U.S. economy entered into a recession in December 2007, and global credit markets continue to experience some dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $62 billion between the fourth quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $90 billion between the second and third quarters of 2009.

The change in volume continued to be negative through the second quarter of 2010, but the reduction of volume appears to have stabilized.  Between the third and fourth quarters of 2009, volume decreased by approximately $55 billion.  The volume of outstanding loans issued by FDIC-insured institutions further decreased by approximately $37 billion between the fourth quarter of 2009 and the first quarter of 2010 and by approximately $12 billion between the first and second quarters of 2010.  Between the second and third quarters of 2010, volume increased by approximately $5 billion, the first increase in eight quarters.

While some of the reduction was due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume included the following:

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

In addition, the volume of issuance of high yield bonds and investment grade bonds in the U.S. syndicated loan market rose significantly through the 2010 calendar year, a significant portion of the proceeds have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends.  According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2011, global equipment leasing volume decreased to approximately $733 billion in 2008 and approximately $557 billion in 2009, with the largest decrease occurring in Europe. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent recession, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the recent recession, reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2010, 2009 and 2008:

Lumber Processing Equipment

On November 8, 2006, our wholly-owned subsidiaries ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with Teal Jones by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones. The 84-month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.  The total lease financing amount was approximately $22,224,000.

In connection with the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Teal Jones Note”). The Teal Jones Note is secured by a lien on certain land located in British Columbia, Canada, owned by Teal Jones, where substantially all of the equipment is operated.  The Teal Jones Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013. The Teal Jones Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2010 and 2009, the principal balance of the Teal Jones Note was $12,722,006 and was reflected as a mortgage note receivable on our accompanying consolidated balance sheets.

On December 10, 2009, ICON Teal Jones restructured the lease payment obligations of Teal Jones to provide Teal Jones with cash flow flexibility while at the same time attempting to preserve our projected economic return on this investment.

Marine Vessels

Container Vessels

On June 21, 2006, our wholly-owned subsidiaries ICON European Container and ICON European Container II (the “ZIM Purchasers”), acquired four container vessels from Old Course Investments LLC (“Old Course”).  The M/V ZIM Andaman Sea (f/k/a ZIM America) and the M/V ZIM Japan Sea (both owned by ICON European Container) were subject to bareboat charters that expired in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by ICON European Container II) are subject to bareboat charters that expired in January 2011.  The ZIM Vessels were subject to bareboat charters with ZIM.

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

In light of developments in the market for containership vessels and the related impact on the shipping industry, our Manager reviewed our investments in the ZIM Vessels that are subject to bareboat charters with ZIM. Based on our Manager’s review, the net book value exceeded the fair value of the ZIM Vessels and, as a result, we recognized a non-cash impairment charge of approximately $35,147,000 relating to the write down in value of the ZIM Vessels during 2009. No amount of this impairment charge represents a cash expenditure and our Manager does not expect that any amount of this impairment charge will result in any future cash expenditures.

On October 30, 2009, the ZIM Purchasers amended the bareboat charters for the ZIM Vessels to restructure each respective charterer’s payment obligations so that we will continue to receive payments, subsequent to the end of each bareboat charter in November 2010 and January 2011, through September 30, 2014 in accordance with each amended charter (the “European Containers Charter Amendments”).

On September 23, 2010, the ZIM Purchasers entered into the ZIM MOAs to sell the ZIM Vessels to unaffiliated third parties for the purchase price of $11,250,000 per vessel. In connection with the ZIM MOAs, each purchaser paid a deposit in the amount of $1,125,000 for its respective vessel. As a result, effective September 30, 2010 the ZIM Vessels have been classified as assets held for sale.

On November 10, 2010 and on November 22, 2010, ICON European Container sold the M/V ZIM Japan Sea and the M/V ZIM Andaman Sea, respectively, pursuant to the terms of the applicable ZIM MOAs.  The proceeds of the sales were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,950,000 and $11,160,000, respectively. As a result of the sales of M/V ZIM Japan Sea and M/V ZIM Andaman Sea, the related interest rate swap contract was settled. We recorded a gain on the sale of leased equipment of approximately $14,618,000 for the year ended December 31, 2010.

On February 28, 2011, ICON European Container II sold the M/V ZIM Hong Kong pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,869,000.

On March 16, 2011, ICON European Container II sold the M/V ZIM Israel pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $5,751,000.

Handymax Product Tankers

On June 16, 2006, our wholly-owned subsidiaries ICON Doubtless, ICON Faithful, LLC (“ICON Faithful”), ICON Spotless, and ICON Vanguard (collectively, the “Companies”), acquired the Top Ships Vessels from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Top Ships Vessels directly, except for ICON Vanguard, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Top Ships Purchasers”).

The Top Ships Vessels were subject to bareboat charters with subsidiaries of Top Ships. The bareboat charters were to expire in February 2011.  The purchase price for the Top Ships Vessels was approximately $115,097,000, including (i) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (ii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations, less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations.

On June 24, 2009, the Top Ships Purchasers terminated the bareboat charters with subsidiaries of Top Ships at the request of Top Ships. As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the Top Ships Purchasers were assigned the rights to the underlying time charter for each bareboat charter. The time charters expired at various dates from May 2010 to November 2010. As a result of the Bareboat Charter Termination, we recorded a net gain on lease termination of approximately $25,142,000 during the year ended December 31, 2009.

In light of developments in the market for product tankers and the related impact on the shipping industry, our Manager reviewed our investment in the M/T Faithful, which is subject to a time charter. Based on our Manager’s review, the net book value exceeded the undiscounted cash flows and exceeded the fair value and, as a result, we recognized a non-cash impairment charge of approximately $5,827,000 during 2009 relating to the write down in value of the M/T Faithful.

On September 23, 2009, the Top Ships Purchasers defaulted on the non-recourse secured loan (the “New Paribas Loan”) with BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV), due to their failure to make required payments under the loan agreement. On April 1, 2010, the Top Ships Purchasers amended the terms of the New Paribas Loan. In connection with the amendment of the New Paribas Loan, Paribas agreed to waive all defaults under the loan and the Top Ships Purchasers paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels and paid $3,000,000 towards funding the operation of the Top Ships Vessels.

On September 30, 2010, ICON Faithful entered into a memorandum of agreement to sell the M/T Faithful to Impressive Shores Corporation (“Impressive Shores”) for the purchase price of $5,741,000 (the “Faithful Purchase Price”). We recorded a non-cash impairment charge of approximately $402,000 related to the proposed sale and classified the M/T Faithful vessel as an asset held for sale as of September 30, 2010. On October 13, 2010, we terminated the M/T Faithful time charter and sold the M/T Faithful to Impressive Shores for the Faithful Purchase Price. We recorded a loss on sale of leased equipment of approximately $281,000 for the year ended December 31, 2010, in connection with the sale of the M/T Faithful vessel.

As a result of the loss on sale of the M/T Faithful in the third quarter of 2010, our Manager determined that an indicator of impairment existed. As a result, our Manager reviewed our remaining investments in the remaining Top Ships Vessels. Based on our Manager’s review, the net book value exceeded the remaining undiscounted cash flows and exceeded the fair value of the remaining Top Ships Vessels. As a result, in the third quarter of 2010, we recognized a non-cash impairment charge of approximately $7,753,000.

On December 24, 2010, we sold ICON Doubtless, ICON Spotless, and ICON Vanguard (the “Remaining Top Ships LLCs”) to an unaffiliated third party.  As a result, the Remaining Top Ships LLCs were released from their obligations as borrowers under the New Paribas Loan.  We recorded a gain of approximately $3,095,000 for the year ended December 31, 2010, in connection with the sale of the Remaining Top Ships LLCs.

Leasing Portfolio

On May 19, 2008, we sold substantially all of the remaining net assets of an acquired leasing portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation (“U.S. Micro”), an unaffiliated third party.  The gross cash purchase price was $19,000,000 and was subject to post-closing adjustments of approximately $11,684,000, bringing the net cash purchase price to approximately $7,316,000. As a result, we recorded a net loss of approximately $11,922,000 during the year ended December 31, 2008.

Aframax Product Tankers

        On April 11, 2007, our wholly-owned subsidiaries ICON Senang, LLC (“ICON Senang”) and ICON Sebarok, LLC (“ICON Sebarok”) (collectively the “Teekay Purchasers”) acquired the Teekay Vessels from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Teekay Vessels was approximately $88,000,000, including borrowings of approximately $66,660,000 of non-recourse debt under a secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corporation (“Fortis Capital”). Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Purchasers entered into a bareboat charter for each of the Teekay Vessels with an affiliate of Teekay for a term of 60 months. The bareboat charters expire in April 2012.

Telecommunications Equipment

On November 17, 2005, we, along with Fund Ten and ICON Income Fund Eight A L.P. (“Fund Eight A”), an entity also managed by our Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment from various vendors. On March 31, 2006, we made an additional capital contribution of approximately $7,733,000, which changed our, Fund Eight A’s and Fund Ten’s ownership interests to 61.39%, 7.99% and 30.62%, respectively. The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which our share was approximately $15,428,000.

ICON Global Crossing purchased approximately $22,100,000 of equipment during February and March 2006 and approximately $3,200,000 of additional equipment during April 2006, all of which is subject to a 48-month lease. On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease. We recorded a gain of approximately $111,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.  In addition, we sold our 61.39% membership interest in ICON Global Crossing and we deconsolidated ICON Global Crossing in 2009.

On September 27, 2006, Fund Ten and Fund Nine formed ICON Global Crossing II, with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of telecommunications equipment that is subject to a 48-month lease with the Global Crossing Group that expired on October 31, 2010.  On October 31, 2006, we made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for Fund Nine, Fund Ten and us at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with the Global Crossing Group that expired on October 31, 2010.

On October 29, 2010, in accordance with the terms of the lease, ICON Global Crossing II sold telecommunications equipment to Global Crossing for approximately $3,298,000. Our share of the gain was approximately $69,000.

On December 29, 2006, our wholly-owned subsidiary ICON Global Crossing III purchased telecommunications equipment for approximately $9,779,000. This equipment was subject to a 48-month lease with the Global Crossing Group, which expired on December 31, 2010.  During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group, which expires on February 28, 2011.  On June 27, 2008 and September 23, 2008, ICON Global Crossing III acquired additional telecommunications equipment for aggregate purchase prices of approximately $5,417,000 and $3,991,000, respectively. The equipment is subject to 36-month leases with Global Crossing, which expire on June 30, 2011 and September 30, 2011, respectively.

On December 1, 2009, ICON Global Crossing III and Global Crossing agreed to terminate certain schedules to our lease and, simultaneously with the termination, ICON Global Crossing III sold the equipment to Global Crossing for the aggregate purchase price of approximately $8,391,000 and removed the equipment from our lease. We recorded a gain of approximately $1,010,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.

On December 20, 2007, we, along with Fund Ten, formed ICON Global Crossing V, with ownership interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000. This equipment was subject to a 36-month lease with Global Crossing, which expired on December 31, 2010. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which our share was approximately $7,140,000.

On January 3, 2011, upon the conclusion of the lease, ICON Global Crossing V sold the telecommunications equipment to Global Crossing for approximately $2,077,000 and accordingly, we expect to record a gain on the sale of approximately $779,000 during 2011.

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

On December 11, 2007, we and Fund Twelve formed ICON EAR, with ownership interests of 45% and 55%, respectively. On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of $6,935,000, of which our share was approximately $3,121,000. During June 2008, we and Fund Twelve made additional contributions to ICON EAR, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment to EAR for a total purchase price of approximately $8,795,000, of which our share was approximately $3,958,000. We and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term commenced on July 1, 2008 and was to expire on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming. ICON EAR and ICON EAR II jointly foreclosed on the property.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable.  Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value and, as a result, ICON EAR recognized a non-cash impairment charge of approximately $3,429,000 during the year ended December 31, 2009 relating to the write down in value of the semiconductor manufacturing equipment.  Our share of the impairment loss was approximately $1,543,000 and was included in the (loss) income from investments in joint ventures in the consolidated statements of operations for the year ended December 31, 2009. No amount of these impairment charges represent a cash expenditure and our Manager does not expect that any amount of these impairment charges will result in any future cash expenditures.

Based on our Manager’s periodic review of significant assets in our portfolio, the net book value of the semiconductor manufacturing equipment exceeded its fair value and, as a result, ICON EAR recognized a non-cash impairment charge of approximately $3,593,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment. In light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on March 16, 2011, ICON EAR recognized an additional non-cash impairment charge of approximately $773,000 during the three months ended December 31, 2010. Our share of the aggregate impairment loss was approximately $1,965,000 and was included in the loss from investments in joint ventures in our consolidated statements of operations for the year ended December 31, 2010. No amount of these impairment charges represent a cash expenditure and our Manager does not expect that any amount of these impairment charges will result in any future cash expenditures. The joint venture has classified the assets as held for sale.

On April 24, 2008, our wholly-owned subsidiary ICON EAR II completed the purchase and simultaneous leaseback of semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. The equipment was subject to a 60-month lease that expires on June 30, 2013. As additional security for the above mentioned transactions, ICON EAR and ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR and ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we believe that we are adequately secured under the transaction documents, due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine our ability to collect the amounts due to us in accordance with the leases or the additional security we received. As of December 31, 2010 and 2009, we have classified the remaining ICON EAR II assets as assets held for sale as a result of the involuntary bankruptcy of EAR.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, our Manager determined that the net book value of such equipment may not be recoverable. As a result of our Manager’s review, ICON EAR II recognized a non-cash impairment charge of approximately $1,235,000 during 2009 relating to the write down in value of the semiconductor manufacturing equipment.

On June 2, 2010, ICON EAR II, in conjunction with ICON EAR, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.  As a result, ICON EAR II recognized a loss on assets held for sale of approximately $120,000, which was recorded on the consolidated statements of operations. In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of either ICON EAR II or ICON EAR to collect the amounts due under their respective leases from EAR’s principals.

In light of the the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, our Manager reviewed our investment in ICON EAR II.  Based on our Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR II recognized a non-cash impairment charge of approximately $517,000 during the three months ended June 30, 2010.

Based on our Manager’s periodic review of significant assets in our portfolio, the net book value of the semiconductor manufacturing equipment exceeded its fair value and, as a result, we recognized a non-cash impairment charge of approximately $1,594,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment. In light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on March 16, 2011, ICON EAR II recognized an additional non-cash impairment charge of approximately $312,000 during the three months ended December 31, 2010. No amount of these impairment charges represent a cash expenditure and our Manager does not expect that any amount of these impairment charges will result in any future cash expenditures.

On September 28, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge, Scott, and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MWU, for purchase prices of $21,000,000, $600,000 and $600,000, respectively. Each of the leases commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of General and AMI Manchester, wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively. Each of the leases’ base terms commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI Manchester, the Participating Funds completed similar acquisitions with four other subsidiaries of MWU pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  The MWU subsidiaries’ obligations under their leases (including the leases of W Forge, Scott, Gilco, General and AMI Manchester) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU. The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.

On June 9, 2008, the Participating Funds entered into a forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI Manchester and four other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain defaults under their lease covenants with us.  The terms of the forbearance agreement included, among other things, the pledge of additional collateral and the grant of a warrant to us for the purchase of 300 shares of capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of our Manager (“IEMC”), entered into an amended forbearance agreement with the MWU entities to cure certain non-payment related defaults by the MWU entities under their lease covenants. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

On January 26, 2009, we sold the manufacturing equipment that was on lease to Gilco for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the year ended December 31, 2009.

On February 27, 2009, we, the Participating Funds and IEMC entered into a further amended forbearance agreement with the MWU entities to cure certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and a warrant to purchase 20% of the fully diluted common stock of W Forge, at an exercise price of $0.01 per share exercisable for a period of five years from the grant date. In April 2009, we further restructured the payment obligations of W Forge to give it additional flexibility while at the same time attempting to preserve our projected economic return on our investment. In consideration for this restructuring, we received a warrant from W Forge to purchase an additional 20% of its fully diluted common stock, at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

On December 31, 2009, we and W Forge agreed to terminate our lease and simultaneously with the termination, we sold the equipment to W Forge for approximately $9,437,000 and removed the equipment from the W Forge Holdings lease.  In conjunction with the sale of the equipment, Cerion MPI, delivered a promissory note to us in the principal amount of approximately $10,015,000.  The promissory note bore interest at the rate of 14% per year and was payable monthly in arrears for the period beginning January 1, 2010 and ending December 31, 2013.  The promissory note was guaranteed by Cerion MPI’s parent company, Cerion, LLC.  We recorded a gain of approximately $844,000 for the year ended December 31, 2009 in connection with the sale of the manufacturing equipment. In connection with the termination of the lease arrangement with W Forge, we also cancelled the warrants received from W Forge. We did not record a gain or loss in connection with the cancellation of the warrants.

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

On September 30, 2010, the Participating Funds terminated the credit support agreement.   Simultaneously with the termination, we and Fund Twelve formed ICON MW, with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (in the form of machining and metal working equipment subject to lease with AMI, MW General, Inc., and MW Scott, Inc.) to ICON MW to extinguish our obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of our Manage, consistent with the intent of the credit support agreement. In connection with this contribution and the related termination of the credit support agreement, we recorded a loss of approximately $215,000 in the third quarter of 2010.

On March 30, 2007, our wholly-owned subsidiary ICON Heuliez entered into a purchase and sale agreement (the “Heuliez Agreement”) with HSA and Heuliez to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Heuliez Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The leases expire on December 31, 2014.

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

On April 15, 2009, Groupe Henri Heuliez (the guarantor of our leases with HSA and Heuliez) and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support and a third party, Bernard Krief Consultants (“BKC”), agreed to purchase Heuliez. On July 8, 2009, the French Commercial Court approved the sale of Heuliez to BKC, which approval included the transfer of our leases. Subsequently, BKC defaulted on its obligation to purchase Heuliez and Heuliez re-entered Redressement Judiciaire.  Our Manager assessed that the collectability of the outstanding accounts receivable balance at December 31, 2009 of approximately $513,000 was doubtful and established a reserve against the receivable.  On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen Gaillard (“Baelen”). We and Baelen have agreed to restructure our leases so that we can recover our investment.

Effective October 5, 2010, we amended our lease with HSA and Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014. Accordingly, the lease has been reclassified as a direct financing lease. Based on our Manager’s review at the time of restructure, the net book value of the leased equipment exceeded its fair value and, as a result, we recorded a non-cash impairment charge of approximately $3,085,000 during the year ended December 31, 2010.

Notes Receivable Secured by Point-of-Sale Equipment

On November 25, 2008, ICON Northern Leasing, a joint venture among us, Fund Ten and Fund Twelve, purchased the Northern Notes issued by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. We, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25% and 52.75%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Northern Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Northern Notes are secured by an underlying pool of leases for point-of-sale equipment. Northern Leasing Systems, Inc., (“Northern Leasing Systems”), the originator and servicer of the Northern Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000.  The Northern Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000.  Our share of the purchase price of the Northern Notes was approximately $11,051,000.

The Northern Notes were scheduled to mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.

On December 23, 2010, ICON Northern Leasing restructured the Northern Notes owned by it by extending each Northern Note’s term and increasing each Northern Note’s interest rate by 1.50%.  The Northern Notes now accrue interest at rates ranging from 9.47% to 9.90% per year and the Northern Notes are scheduled to mature at various dates between December 15, 2011 and February 15, 2013.

Note Receivable on Financing Facility

On August 13, 2007, we, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was scheduled to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  In connection with the transaction, we received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant expires on April 6, 2014.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. We received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest. The repayment did not affect the warrant held by us and we retain our rights thereunder. At December 31, 2010, our Manager determined that the fair value of this warrant was $70,669.

Recently Adopted Accounting Pronouncements

In 2010, we adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for our consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010.  See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs;
•	Acquisition fees;
•	Foreign currency translation;
•	Warrants;
•	Derivative financial instruments; and
•	Allowance for doubtful accounts.

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

For time charters, the vessels are stated at cost. Expenditures subsequent to acquisition for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are charged to expense as incurred, are included in vessel operating expenses in our consolidated statements of operations.

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

The recognition of revenue may be suspended when deemed appropriate by our Manager based on uncollectability, creditworthiness and other considerations, after which revenue will be recognized and a cash basis.

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

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets in our consolidated balance sheets. Unearned income, discounts and premiums are amortized to income as a component of interest income using the effective interest method in our consolidated statement of operations.  Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in our consolidated statements of operations.

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we estimate the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. We record an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. At December 31, 2010 and 2009, we recorded an allowance for doubtful accounts of $0 and $1,506,313, respectively.

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

We are currently in our operating period, which is anticipated to last until April 2012, unless that date is extended, at our Manager’s sole discretion, for up to an additional three years.  During our operating period, we will continue to make investments with the cash generated from our initial investments and our additional investments to the extent that the cash is not needed for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period.  Additionally, our rental income and finance income may increase, as well as related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Manager to manage our investment portfolio may increase during this period as the value of, and volume of activity in, our investment portfolio increases. Our results of operations for 2010 differed from our expectations due to (i) the sale of the vessels owned by ICON European Container and ICON Faithful during 2010, (ii) the sale of the Remaining Top Ships LLCs, and (iii) impairment losses that were recognized during the year.  The impact of the transactions discussed above and other significant factors that drove the changes in our results of operations for 2010 as compared to 2009 are discussed below.

Revenue for 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2010	2009	Change
Rental income	$35,387,167	$64,099,850	$(28,712,683)
Time charter revenue	8,677,496	5,559,524	3,117,972
Finance income	1,834,316	2,548,139	(713,823)
(Loss) income from investments in joint ventures	(1,751,045)	345,938	(2,096,983)
Net gain on sales of equipment	17,593,002	2,050,594	15,542,408
Net (loss) gain on lease termination	(218,890)	25,141,909	(25,360,799)
Loss on settlement of interfund agreement	(214,524)	-	(214,524)
Interest and other income	4,056,270	3,448,283	607,987

Total revenue	$65,363,792	$103,194,237	$(37,830,445)

Total revenue for 2010 decreased $37,830,445, or 36.7%, as compared to 2009. The decrease in total revenue was primarily due to (i) a decrease in rental income and (ii) no significant gains or losses on lease termination during 2010.  The decrease in rental income was primarily the result of (i) the Bareboat Charter Termination during June 2009, (ii) the liquidation of our investment in ICON Global Crossing, (iii) the sale of certain equipment on lease by ICON Global Crossing III, (iv) the sale of equipment previously on lease to W Forge, (v) the restructured bareboat charters for the ZIM Vessels, and (vi) the bankruptcy of EAR, which took place during October 2009.  The net gain on lease termination was a result of the Bareboat Charter Termination, which took place during 2009.  The decrease in total revenue was partially offset by increases in (i) the net gain on sales of leased equipment, and (ii) an increase in time charter revenue. The increase in the net gain on sales of leased equipment relates to the gain on the sale of the vessels owned by ICON European Container, ICON Faithful and the sale of the Remaining Top Ships LLCs during 2010. The increase in time charter revenue was due to our assumption of the underlying time charters in connection with the Bareboat Charter Termination during June 2009.

Expenses for 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009	Change
Management fees - Manager	$541,090	$2,185,858	$(1,644,768)
Administrative expense reimbursements - Manager	1,417,858	1,951,850	(533,992)
General and administrative	4,950,740	3,683,435	1,267,305
Vessel operating expense	10,771,786	13,926,255	(3,154,469)
Depreciation and amortization	35,137,176	73,052,380	(37,915,204)
Impairment loss	13,827,241	42,208,124	(28,380,883)
Interest	7,959,504	9,937,136	(1,977,632)
Gain on financial instruments	(3,918,539)	(346,739)	(3,571,800)

Total expenses	$70,686,856	$146,598,299	$(75,911,443)

Total expenses for 2010 decreased $75,911,443, or 51.8%, as compared to 2009. The decrease in total expenses was primarily due to (i) a decrease in depreciation and amortization expense as a result of the liquidation of our investment in ICON Global Crossing, the sale of certain equipment on lease by ICON Global Crossing III and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009, (ii) a change in year over year activity, because we recognized less impairment charges during 2010 (related to a parcel of real property recorded under assets held for sale for ICON EAR II and on certain of our equipment on lease previously to AMI, ICON Heuliez, and the Top Ships Vessels) as compared to 2009 (related to our ZIM Vessels and our equipment on lease to EAR), (iii) an increase in the fair value of our derivative instruments, and (iv) a decrease in vessel operating expense related to our management of the Top Ships Vessels, which commenced on June 24, 2009.

Provision (Benefit) for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2010, the provision (benefit) for income taxes was comprised of $597,930 in current taxes and ($34,094) in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2010 decreased $1,035,741, or 56.1%, as compared to 2009 due to the liquidation of our investment in ICON Global Crossing during 2009.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for 2010 and 2009 was $6,696,493 and $45,095,916, respectively. Net loss attributable to us per weighted average additional Share for 2010 and 2009 was $18.28 and $122.94, respectively.

Results of Operations for the Years Ended December 31, 2009 (“2009”) and 2008 (“2008”)

Revenue for 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Rental income	$64,099,850	$90,009,529	$(25,909,679)
Time charter revenue	5,559,524	-	5,559,524
Finance income	2,548,139	4,651,273	(2,103,134)
Income from investments in joint ventures	345,938	2,071,019	(1,725,081)
Net gain on lease termination	25,141,909	-	25,141,909
Net gain on sales of new equipment	-	278,082	(278,082)
Net gain (loss) on sales of equipment	2,050,594	(720,385)	2,770,979
Net loss on sale of portfolio	-	(11,921,785)	11,921,785
Interest and other income	3,448,283	2,399,168	1,049,115

Total revenue	$103,194,237	$86,766,901	$16,427,336

Total revenue for 2009 increased $16,427,336, or 18.9%, as compared to 2008. The increase in total revenue was primarily the result of (i) the net gain on lease termination of $25,141,909 recorded in connection with the Bareboat Charter Termination during 2009, (ii) the impact of the net loss on the sale of portfolio of $11,921,785 recorded in connection with the sale of the Remaining Net Assets during 2008, (iii) the time charter revenue of $5,559,524 recorded as a result of the assumption of the underlying time charters in connection with the Bareboat Charter Termination during 2009, and (iv) the net gain recorded on the sales of leased equipment of $2,050,594 during 2009. The increase in total revenue was partially offset by a decrease in rental income, finance income and income from investments in joint ventures. The decrease in rental income was the result of (i) the sale of the Remaining Net Assets, (ii) our Manager’s decision to put the leases with ICON Heuliez on a cash basis, (iii) the amendment of the lease with W Forge, (iv) the Bareboat Charter Termination, and (v) the liquidation of our investment in ICON Global Crossing, whose results of operations were deconsolidated as of September 30, 2009. These factors accounted for a cumulative decrease of approximately $27,480,000 during 2009. These decreases were partially offset by an increase in rental income of approximately $2,033,000 related to (i) the telecommunications equipment acquired by ICON Global Crossing III in June 2008 and (ii) the manufacturing equipment acquired by ICON Pliant in June 2008. The decrease in finance income was primarily the result of the sale of the Remaining Net Assets, which accounted for approximately $1,839,000 of the decrease in finance income during 2009. The decrease in income from investments in joint ventures was due to (i) our investment in ICON EAR, which recorded an impairment loss, bad debt expense and anticipated selling costs for the asset held for sale in connection with EAR’s bankruptcy filing that accounted for a decrease of approximately $1,930,000 for 2009 and (ii) a gain on foreign currency translation of approximately $1,147,000 recorded during 2008. These decreases in income from investments in joint ventures were partially offset by an increase in income from investments in joint ventures from ICON Northern Leasing in the amount of approximately $1,696,000 during 2009 as compared to 2008.

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

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2009 decreased $202,103, as compared to 2008.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for 2009 and 2008 was $45,095,916 and $5,797,721, respectively. Net loss attributable to us per weighted average additional Share for 2009 and 2008 was $122.94 and $15.79, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2010 compared to 2009.

Total Assets

Total assets decreased $113,906,911, from $272,120,852 at December 31, 2009 to $158,213,941 at December 31, 2010.  The decrease was primarily due to (i) approximately $35,137,000 of continued depreciation and amortization of our leased equipment, (ii) approximately $36,899,000 of cash distributions to our members and noncontrolling interests, (iii) approximately $35,158,000 relating to the sale of the vessels owned by ICON European Container and ICON Faithful, and sale of the Remaining Top Ships LLCs during 2010, and (iv) approximately $13,827,000 of aggregate impairment charges recognized on a parcel of real property recorded under assets held for sale for ICON EAR II and on our equipment previously on lease to AMI, ICON Heuliez and the Top Ships Vessels. These decreases were partially offset by an increase of approximately $14,273,000 in accounts receivable relating to the ZIM Vessels.

Current Assets

Current assets decreased $6,028,142, from $34,711,095 at December 31, 2009 to $28,682,953 at December 31, 2010. The decrease was primarily due to (i) approximately $36,899,000 of cash distributions to our members and noncontrolling interests and (ii) approximately $28,485,000 of cash used to reduce our non-recourse long-term debt outstanding relating to ICON Faithful and ICON European Container.  This decrease was partially offset by (i) approximately $28,750,000 in proceeds received from the sale of the vessels owned by ICON European Container and ICON Faithful, (ii) an increase in assets held for sale of approximately $12,191,000 as a result of the execution of the ZIM MOA, (iii) $10,015,000 of scheduled and unscheduled principal repayments received on our note receivable with Cerion MPI, (iv) approximately $11,126,000 in finance lease payments received with respect to our finance leases, and (v) approximately $5,129,000 in cash distributions received from our joint ventures.

Total Liabilities

Total liabilities decreased $70,533,922, from $128,538,345 at December 31, 2009 to $58,004,423 at December 31, 2010. The decrease was primarily due to (i) an approximately $28,485,000 reduction of our non-recourse debt outstanding in connection with the sale of the vessels owned by ICON European Container and ICON Faithful, (ii) an approximately $19,125,000 reduction of our non-recourse debt relating to sale of the Remaining Top Ships LLCs, (iii) approximately $6,700,000 of unscheduled payments of our non-recourse debt relating to the proceeds received from the sale of ICON European Container, (iv) approximately $4,732,000 of scheduled repayments of our non-recourse debt, (v) a decrease of approximately $3,951,000 of accrued expenses and other liabilities primarily due to the payment of accrued expenses and the sale of the Top Ships Vessels, and (vi) a decrease of approximately $3,355,000 in the fair value of our derivative instruments.

Current Liabilities

Current liabilities decreased $37,362,122, from $57,202,845 at December 31, 2009 to $19,840,723 at December 31, 2010. The decrease was primarily due to (i) an approximately $28,485,000 reduction of the current portion of our non-recourse long-term debt outstanding in connection with the sale of ICON European Container and ICON Faithful and the Remaining Top Ships LLCs during 2010, (ii) a decrease of approximately $3,951,000 of accrued expenses and other liabilities primarily due to the payment of accrued expenses and the sale of the Top Ships Vessels, and (iii) a decrease of approximately $3,355,000 in the fair value of our derivative instruments.

Equity

Equity decreased $43,372,989 from $143,582,507 at December 31, 2009 to $100,209,518 at December 31, 2010. The decrease was primarily due to the net loss recorded during 2010 and distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2010 and 2009, we had cash and cash equivalents of $4,621,512 and $18,615,323, respectively. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our revolving line of credit. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

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

As we previously indicated to our investors, we have experienced liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of non-recourse debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year commencing with the January 1, 2011 distribution.  While we believe that recent actions taken by our Manager have improved our position, we will have significant difficulty meeting our investment objectives, particularly by the end of the intended three-year liquidation period.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2010	2009	2008

Net cash provided by (used in):

Operating activities	$10,552,651	$53,024,219	$70,054,623
Investing activities	41,860,448	29,461,051	(39,218,252)
Financing activities	(66,407,605)	(71,472,911)	(65,745,239)
Effects of exchange rates on cash and cash equivalents	695	(67,965)	240,248

Net (decrease) increase in cash and cash equivalents	$(13,993,811)	$10,944,394	$(34,668,620)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $42,471,568, from $53,024,219 in 2009 to $10,552,651 in 2010. The decrease was primarily due to (i) less impairment losses recorded during 2010, (ii) a decrease in depreciation and amortization expense during 2010 and (iii) an increase in the gain on sale of equipment relating to the sale of the Remaining Top Ships LLCs and ICON European Container. These amounts were partially offset by (i) a decrease in the net gain on lease termination and (ii) a decrease in the net loss recorded in 2010 compared to the net loss recorded in 2009.

Investing Activities

Cash provided by investing activities increased $12,399,397, from $29,461,051 in 2009 to $41,860,448 in 2010. This increase was primarily due to an increase in the repayments from our note receivable with Cerion MPI, an increase in the proceeds from sales of leased equipment, offset by a decrease in the distributions received from joint ventures in excess of profits.

Financing Activities

Cash used in financing activities decreased $5,065,306, from $71,472,911 in 2009 to $66,407,605 in 2010.  The decrease was primarily related to a decrease in the distributions paid to noncontrolling interests, partially offset by proceeds received from non-recourse long-term debt and a reduction in the net repayments of our revolving line of credit.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2010 of $52,534,957. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

We and certain other entities managed by our Manager, ICON Income Fund Eight B L.P., Fund Nine, Fund Ten, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P, (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to the our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by us. On March 17, 2011, we repaid $1,450,000, which reduced our outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2010, the Borrowers were in compliance with all covenants.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our additional members and noncontrolling interests starting with the first month after each additional member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our additional members of $33,005,773, $33,047,095 and $33,072,923 respectively, for the years ended December 31, 2010, 2009 and 2008. We paid distributions to our Manager of $333,391, $333,811 and $334,071, respectively, for the years ended December 31, 2010, 2009 and 2008. We paid distributions to our noncontrolling interests of $3,559,725, $5,659,651 and $5,591,936, respectively, for the years ended December 31, 2010, 2009 and 2008. Commencing January 1, 2011 we reduced our distribution rate from 9.1% per year to 4.0%.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, we had non-recourse debt obligations. The lender has a security interest in the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2010, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $52,534,957. We are a party to the Facility as discussed in the Financing and Borrowings section above. We had borrowed $1,450,000 under the Facility at December 31, 2010.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2010:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5
	Total	Year	Years	Years
Non-recourse debt	$52,534,957	$14,371,257	$26,165,700	$11,998,000
Non-recourse interest	6,456,105	3,023,885	2,807,010	625,210
The Facility	1,450,000	1,450,000	-	-

	$60,441,062	$18,845,142	$28,972,710	$12,623,210

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments.  As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds obligations there under (see Note 8 to our consolidated financial statements).

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

We currently have four outstanding notes payable (ICON European Container II, ICON Senang, ICON Sebarok, and the Facility), of which three are non-recourse long-term debt and the other is associated with our recourse revolving line of credit.  With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2010 have not had any impact on us. In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties. Based on this assessment, we believe that the risk of counterparty non-performance is minimal. As of December 31, 2010, we had outstanding borrowings under the Facility of $1,450,000. Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We have engaged in leasing and other financing transactions relating to the use of equipment by domestic and foreign lessees and borrowers outside of the United States. Although certain of our transactions are denominated in Euros, pounds sterling and Canadian dollars, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. In addition, to further reduce this risk, we at times enter into currency hedges to reduce our risk to currency translation exposure on our foreign denominated transactions.  To date, our exposure to exchange rate volatility has not been significant.  Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

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

As of December 31, 2010, we had three floating-to-fixed interest rate swaps relating to ICON Senang, ICON Sebarok and ICON European Container II designated as cash flow hedges with an aggregate notional amount of approximately $46,870,000. These interest rate swaps have maturity dates ranging from January 19, 2011 to April 11, 2012.  As of December 31, 2010, the assets owned by ICON European Container II were classified as assets held for sale.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$4,621,512	$18,615,323
Current portion of net investment in finance leases	4,795,901	9,448,439
Accounts receivable, net	16,579	594,082
Current portion of note receivable	1,520,408	725,049
Assets held for sale, net	16,004,231	3,813,647
Other current assets	1,724,322	1,514,555

Total current assets	28,682,953	34,711,095

Non-current assets:
Net investment in finance leases, less current portion	14,705,170	15,232,713
Leased equipment at cost (less accumulated depreciation of
$29,762,549 and $158,488,912, respectively)	79,587,412	183,614,179
Mortgage note receivable	12,722,006	12,722,006
Note receivable, less current portion	6,691,681	9,289,951
Investments in joint ventures	5,749,598	11,578,687
Deferred income taxes, net	1,026,931	943,053
Other non-current assets, net	9,048,190	4,029,168

Total non-current assets	129,530,988	237,409,757

Total Assets	$158,213,941	$272,120,852

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$14,371,257	$43,603,558
Revolving line of credit, recourse	1,450,000	2,260,000
Derivative instruments	1,694,776	5,049,327
Deferred revenue	147,661	148,098
Due to Manager and affiliates	286,590	300,223
Accrued expenses and other liabilities	1,890,439	5,841,639

Total current liabilities	19,840,723	57,202,845

Non-current liabilities:
Non-recourse long-term debt, less current portion	38,163,700	71,335,500

Total Liabilities	58,004,423	128,538,345

Commitments and contingencies (Note 20)

Equity:
Members' Equity:
Additional members	99,715,745	139,684,262
Manager	(2,220,734)	(1,820,378)
Accumulated other comprehensive loss	(1,739,624)	(1,485,640)

Total Members' Equity	95,755,387	136,378,244

Noncontrolling Interests	4,454,131	7,204,263

Total Equity	100,209,518	143,582,507

Total Liabilities and Equity	$158,213,941	$272,120,852

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Revenue:
Rental income	$35,387,167	$64,099,850	$90,009,529
Time charter revenue	8,677,496	5,559,524	-
Finance income	1,834,316	2,548,139	4,651,273
(Loss) income from investments in joint ventures	(1,751,045)	345,938	2,071,019
Net gain (loss) on sales of equipment	17,593,002	2,050,594	(720,385)
Net (loss) gain on lease termination	(218,890)	25,141,909	-
Loss on settlement of interfund agreement	(214,524)	-	-
Net gain on sales of new equipment	-	-	278,082
Net loss on sale of portfolio	-	-	(11,921,785)
Interest and other income	4,056,270	3,448,283	2,399,168

Total revenue	65,363,792	103,194,237	86,766,901

Expenses:
Management fees - Manager	541,090	2,185,858	5,110,375
Administrative expense reimbursements - Manager	1,417,858	1,951,850	3,586,973
General and administrative	4,950,740	3,683,435	3,711,909
Vessel operating expense	10,771,786	13,926,255	-
Depreciation and amortization	35,137,176	73,052,380	65,065,983
Impairment loss	13,827,241	42,208,124	-
Interest	7,959,504	9,937,136	13,674,261
(Gain) loss on financial instruments	(3,918,539)	(346,739)	830,336

Total expenses	70,686,856	146,598,299	91,979,837

Loss before income taxes	(5,323,064)	(43,404,062)	(5,212,936)

(Provision) benefit for income taxes	(563,836)	153,480	1,462,652

Net loss	(5,886,900)	(43,250,582)	(3,750,284)

Less: Net income attributable to noncontrolling interests	809,593	1,845,334	2,047,437

Net loss attributable to Fund Eleven	$(6,696,493)	$(45,095,916)	$(5,797,721)

Net loss attributable to Fund Eleven allocable to:
Additional members	$(6,629,528)	$(44,644,957)	$(5,739,744)
Manager	(66,965)	(450,959)	(57,977)

	$(6,696,493)	$(45,095,916)	$(5,797,721)

Weighted average number of additional shares of
limited liability company interests outstanding	362,674	363,139	363,414

Net loss attributable to Fund Eleven per weighted
average additional share of limited liability company interests outstanding	$(18.28)	$(122.94)	$(15.79)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Income (Loss)	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	363,859	$256,754,095	$(643,560)	$5,113,341	$261,223,876	$12,389,412	$273,613,288

Comprehensive (loss) income:
Net (loss) income	-	(5,739,744)	(57,977)	-	(5,797,721)	2,047,437	(3,750,284)
Change in valuation of derivative instruments	-	-	-	(3,769,112)	(3,769,112)	-	(3,769,112)
Currency translation adjustments	-	-	-	(7,619,508)	(7,619,508)	-	(7,619,508)
Total comprehensive (loss) income				(11,388,620)	(17,186,341)	2,047,437	(15,138,904)
Shares of limited liability company interests
repurchased	(603)	(444,760)	-	-	(444,760)	-	(444,760)
Cash distributions	-	(33,072,923)	(334,071)	-	(33,406,994)	(5,591,936)	(38,998,930)
Investment in joint venture by noncontrolling interest	-	-	-	-	-	5,615,733	5,615,733

Balance, December 31, 2008	363,256	217,496,668	(1,035,608)	(6,275,279)	210,185,781	14,460,646	224,646,427

Comprehensive (loss) income:
Net (loss) income	-	(44,644,957)	(450,959)	-	(45,095,916)	1,845,334	(43,250,582)
Change in valuation of derivative instruments	-	-	-	4,570,879	4,570,879	-	4,570,879
Currency translation adjustments	-	-	-	218,760	218,760	-	218,760
Total comprehensive income (loss)				4,789,639	(40,306,277)	1,845,334	(38,460,943)
Shares of limited liability company interests
repurchased	(163)	(120,354)	-	-	(120,354)	-	(120,354)
Deconsolidation of a noncontrolling interest	-	-	-	-	-	(3,442,066)	(3,442,066)
Cash distributions	-	(33,047,095)	(333,811)	-	(33,380,906)	(5,659,651)	(39,040,557)

Balance, December 31, 2009	363,093	139,684,262	(1,820,378)	(1,485,640)	136,378,244	7,204,263	143,582,507

Comprehensive (loss) income:
Net (loss) income	-	(6,629,528)	(66,965)	-	(6,696,493)	809,593	(5,886,900)
Change in valuation of derivative instruments	-	-	-	430,344	430,344	-	430,344
Currency translation adjustments	-	-	-	(684,328)	(684,328)	-	(684,328)
Total comprehensive (loss) income	-	-	-	(253,984)	(6,950,477)	809,593	(6,140,884)
Shares of limited liability company interests
repurchased	(437)	(333,216)	-	-	(333,216)	-	(333,216)
Cash distributions	-	(33,005,773)	(333,391)	-	(33,339,164)	(3,559,725)	(36,898,889)

Balance, December 31, 2010	362,656	$99,715,745	$(2,220,734)	$(1,739,624)	$95,755,387	$4,454,131	$100,209,518

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,886,900)	$(43,250,582)	$(3,750,284)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(12,410,000)	(12,478,000)	(12,872,440)
Finance income	(1,834,316)	(2,548,139)	(4,651,273)
Loss (income) from investments in joint ventures	1,751,045	(345,938)	(2,071,019)
Net gain on sales of new equipment	-	-	(278,082)
Net (gain) loss on sales of equipment	(17,593,002)	(2,050,594)	720,385
Net loss (gain) on lease termination	218,890	(12,468,659)	-
Loss on settlement of interfund agreement	214,524	-	-
Net loss on sale of portfolio	-	-	11,921,785
Depreciation and amortization	35,137,176	73,052,376	65,065,983
Amortization of deferred time charter expense	466,331	2,235,738	-
Impairment loss	13,827,241	42,208,124	-
Bad debt expense	-	1,569,221	-
Interest expense on non-recourse financing paid directly to lenders by lessees	3,344,986	4,062,952	3,815,247
Interest expense from amortization of debt financing costs	232,198	356,227	523,882
(Gain) loss on financial instruments	(3,918,539)	(755,739)	710,938
Deferred tax (benefit) provision	(35,711)	(648,771)	595,016
Changes in operating assets and liabilities:
Collection of finance leases	11,126,064	9,142,256	19,820,439
Accounts receivable	577,503	(2,756,653)	(1,768,596)
Other assets, net	(14,769,042)	(2,829,868)	2,968,201
Payables, deferred revenue and other current liabilities	(7,308)	(1,331,415)	(11,591,135)
Due to/from Manager and affiliates	(49,307)	11,421	59,610
Accrued expenses and other liabilities	(811,856)	-	-
Distributions from joint ventures	972,674	1,850,262	835,966

Net cash provided by operating activities	10,552,651	53,024,219	70,054,623

Cash flows from investing activities:
Investments in equipment subject to lease	-	-	(45,040,317)
Proceeds from sales of new and leased equipment	28,968,068	23,911,312	7,842,386
Proceeds from sale of portfolio	-	-	7,316,137
Repayments of note receivable	10,015,000	-	-
Investment in financing facility	-	-	(164,822)
Repayment of financing facility	-	-	4,367,055
Investments in joint ventures	-	-	(15,458,255)
Distributions received from joint ventures in excess of profits	4,156,570	5,576,318	1,432,688
Other assets, net	(1,279,190)	(26,579)	486,876

Net cash provided by (used in) investing activities	41,860,448	29,461,051	(39,218,252)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	1,500,000	-	14,044,437
Repayments of non-recourse long-term debt	(29,865,500)	(29,572,000)	(50,961,719)
Proceeds from revolving line of credit, recourse	1,450,000	2,260,000	5,000,000
Repayments of revolving line of credit, recourse	(2,260,000)	(5,000,000)	-
Repurchase of additional shares of limited liability company interests	(333,216)	(120,354)	(444,760)
Cash distributions to members	(33,339,164)	(33,380,906)	(33,406,994)
Investments in joint ventures by noncontrolling interests	-	-	5,615,733
Distributions to noncontrolling interests	(3,559,725)	(5,659,651)	(5,591,936)

Net cash used in financing activities	(66,407,605)	(71,472,911)	(65,745,239)

Effects of exchange rates on cash and cash equivalents	695	(67,965)	240,248

Net (decrease) increase in cash and cash equivalents	(13,993,811)	10,944,394	(34,668,620)
Cash and cash equivalents, beginning of the year	18,615,323	7,670,929	42,339,549

Cash and cash equivalents, end of the year	$4,621,512	$18,615,323	$7,670,929

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,316,652	$5,195,787	$9,338,831

Cash paid during the year for income taxes	$523,132	$629,763	$177,252

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$12,410,000	$12,478,000	$12,872,440

Transfer of non-recourse debt in connection with the
sale of a leasing portfolio	$-	$-	$73,187,369

Deconsolidation of noncontrolling interest in connection with
the sale of a controlling interest in ICON Global Crossing, LLC	$-	$3,442,066	$-

Deconsolidation of the carrying value of leased equipment in connection
with the sale of a controlling interest in ICON Global Crossing, LLC	$-	$3,370,458	$-

Note receivable received in connection with the sale of manufacturing
equipment to W Forge Holdings, Inc.	$-	$10,015,000	$-

Transfer of leased equipment at cost to assets held for sale	$14,952,257	$3,914,775	$-

Contribution of certain assets for noncontrolling interest in ICON MW, LLC	$1,051,201	$-	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) has acquired and continues to acquire a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) has made and continues to make monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) has reinvested and continues to reinvest substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its members beginning with the commencement of the liquidation period. The LLC is currently in its operating period, which commenced in April 2007.

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

The LLC commenced business operations on its initial closing date, May 6, 2005, with admission of investors holding 1,200 Shares representing $1,200,000 of capital contributions.  Through April 21, 2007, the final closing date, the LLC admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2010, the LLC repurchased 2,543 Shares, bringing the total number of Shares outstanding to 362,656. From May 6, 2005 through April 21, 2007, the LLC paid sales commissions to third parties and various fees to the Manager and ICON Securities Corp. (“ICON Securities”), a wholly-owned subsidiary of the Manager.  These sales commissions and fees paid to the Manager and its affiliate were recorded as a reduction to the LLC’s equity.  Through December 31, 2007, the LLC paid (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expenses to the Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

The LLC accounts for its noncontrolling interest in a joint venture where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such case, the LLC’s original investment is recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for its investment in a joint venture where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such case, the LLC’s original investment is recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policy.

The LLC reports noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income. The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

Restricted cash consists primarily of proceeds received for the holdback of amounts for certain foreign tax obligations. Restricted cash is included in other current and non-current assets.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate. See Note 17 for a discussion of concentrations of risk.

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
December 31, 2010

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
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

Assets held for sale are not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the assets held for sale.

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as a finance lease, an operating lease or time charter, which is determined based upon the terms of each lease.  For a finance lease and a time charter, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For time charters, the LLC recognizes revenue ratably over the period of such charters.  Vessel operating expenses are recognized as incurred and are included in the LLC’s consolidated statements of operations.

For notes receivable, the LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

The recognition of revenue may be suspended when deemed appropriate by the Manager based on uncollectability, creditworthiness and other considerations, after which revenue will be recognized on a cash basis.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  At December 31, 2010 and 2009, the LLC recorded an allowance for doubtful accounts of $0 and $1,506,313, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

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

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statement of operations.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

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
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

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

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for our consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

In 2010, the LLC adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material impact on the LLC’s consolidated financial statements as of December 31, 2010.

(3)	Leasing Portfolio

On May 19, 2008, the LLC sold substantially all of the remaining net assets of an acquired leasing portfolio (the “Remaining Net Assets”) to affiliates of U.S. Micro Corporation, an unaffiliated third party. As a result, the LLC recorded a net loss of approximately $11,922,000 during the year ended December 31, 2008.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2010 and 2009:

	2010	2009
Minimum rents receivable	$18,357,633	$24,311,785
Estimated residual values	4,404,224	3,070,295
Initial direct costs, net	211,846	361,899
Unearned income	(3,472,632)	(3,062,827)

Net investment in finance leases	19,501,071	24,681,152

Less: Current portion of net investment in finance leases	4,795,901	9,448,439

Net investment in finance leases, less current portion	$14,705,170	$15,232,713

Lumber Processing Equipment

       On November 8, 2006, the LLC’s wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones.  The 84-month lease began on December 1, 2006 and grants Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.  The total lease financing amount was approximately $22,224,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Net Investment in Finance Leases - continued

In connection with the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC (the “Teal Jones Note”). The Teal Jones Note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones, where substantially all of the equipment is operated.  The Teal Jones Note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013.  The Teal Jones Note requires quarterly payments of $568,797 through September 1, 2013. On December 1, 2013, a balloon payment of approximately $18,519,000 is due and payable.  At December 31, 2010 and 2009, the principal balance of the Teal Jones Note was $12,722,006 and was reflected as mortgage note receivable on the accompanying consolidated balance sheets (see Note 7 for Credit Quality of Notes Receivable and Allowance for Credit Losses). At December 31, 2010 and 2009, the balance of the deferred costs was approximately $232,000 and $303,000, respectively. At December 31, 2010 and 2009 no allowance for Credit Losses was required.

On December 10, 2009, ICON Teal Jones restructured the lease payment obligations of Teal Jones. The restructuring was intended to preserve the LLC’s projected economic return on this investment.

Telecommunications Equipment

On December 20, 2007, the LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 55% and 45%, respectively, to purchase telecommunications equipment from various vendors for approximately $12,982,000. This equipment was subject to a 36-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”), which expired on December 31, 2010. The total capital contributions made to ICON Global Crossing V were approximately $12,982,000, of which the LLC’s share was approximately $7,140,000.

On January 3, 2011, upon the conclusion of the lease, ICON Global Crossing V sold the telecommunications equipment to Global Crossing for approximately $2,077,000 and accordingly, the LLC expects to record a gain on the sale of approximately $779,000 during 2011.

On September 23, 2008, the LLC’s wholly-owned subsidiary ICON Global Crossing III, LLC (“ICON Global Crossing III”) acquired additional telecommunications equipment for a purchase price of approximately $3,991,000.  The equipment is subject to a 36-month lease with Global Crossing, which expires on September 30, 2011.

Manufacturing Equipment

      On March 30, 2007, the LLC‘s wholly-owned subsidiary ICON French Equipment I, LLC (“ICON Heuliez”) entered into a purchase and sale agreement (the “Heuliez Agreement”) with Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) to purchase certain auto parts manufacturing equipment from Heuliez.  In connection with the Heuliez Agreement, ICON Heuliez agreed to lease back the equipment to HSA and Heuliez, respectively, for an initial term of 60 months.  The purchase price for the equipment was approximately $11,994,000 (€9,000,000) at March 30, 2007.  The leases expire on December 31, 2014.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Net Investment in Finance Leases - continued

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

Effective October 5, 2010, the LLC amended its lease with HSA and Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014. Accordingly, the lease has been reclassified as a direct financing lease. Based on the Manager’s review at the time of restructure, the net book value of the leased equipment exceeded its fair value and, as a result, the LLC recorded a non-cash impairment charge of approximately $3,085,000 during the year ended December 31, 2010.

Non-cancelable minimum annual amounts due on investment in finance leases over the next four years were as follows at December 31, 2010. There will be no amounts due after 2014.

Years Ending December 31,

2011	$6,158,209
2012	5,528,142
2013	4,947,312
2014	1,723,970
$18,357,633

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Marine vessels
Container vessels	$-	$107,353,324
Handymax product tankers	-	109,270,860
Aframax product tankers	90,798,632	90,798,632
Manufacturing equipment	12,971,831	29,100,777
Telecommunications equipment	5,579,498	5,579,498

	109,349,961	342,103,091

Less: Accumulated depreciation	29,762,549	158,488,912

	$79,587,412	$183,614,179

Depreciation expense was approximately $34,905,000, $72,634,000 and $64,420,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Handymax Product Tankers

On June 16, 2006, the LLC’s wholly-owned subsidiaries ICON Doubtless, LLC (“ICON Doubtless”), ICON Faithful, LLC (“ICON Faithful”), ICON Spotless, LLC (“ICON Spotless”), and ICON Vanguard, LLC (“ICON Vanguard”) (collectively, the “Companies”) acquired four Handymax product tankers, the M/T Doubtless, the M/T Faithful, the M/T Spotless, and the M/T Vanguard (collectively, the “Top Ships Vessels”), from subsidiaries of Oceanbulk Maritime, S.A. The Companies acquired the Top Ships Vessels directly, except for ICON Vanguard, which acquired the M/T Vanguard through its wholly-owned Cypriot subsidiary, Isomar Marine Company Limited (“Isomar” and, together with the Companies, the “Top Ships Purchasers”).

The Top Ships Vessels were subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”). The bareboat charters were to expire in February 2011. The purchase price for the Top Ships Vessels was approximately $115,097,000, including (i) the assumption of approximately $80,000,000 of senior non-recourse debt obligations and (ii) the assumption of approximately $10,000,000 of junior non-recourse debt obligations, less approximately $1,222,000 of discounted interest on the junior non-recourse debt obligations.

      On June 24, 2009, the Top Ships Purchasers terminated the bareboat charters with subsidiaries of Top Ships at the request of Top Ships (the “Bareboat Charter Termination”). As consideration for the Bareboat Charter Termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships Vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority non-recourse debt obligations of $10,000,000 related to the Top Ships Vessels, and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the Top Ships Purchasers were assigned the rights to the underlying time charter for each bareboat charter. The time charters expired at various dates ranging from May 2010 to November 2010. In connection with the assumed time charters, the LLC recorded a deferred time charter expense of approximately $5,076,000, representing the portion of the time charter that is above current market rates.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Leased Equipment at Cost - continued

     In light of developments in the market for product tankers and the related impact on the shipping industry, the Manager reviewed the LLC’s investment in the M/T Faithful, which is subject to a time charter. Based on the Manager’s review, the net book value exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $5,827,000 during 2009 relating to the write down in value of the M/T Faithful.

As a result of the loss on sale of the M/T Faithful in the third quarter of 2010, the Manager determined that an indicator of impairment existed. As a result, the Manager reviewed the LLC’s remaining investments in the M/T Doubtless, the M/T Spotless, and the M/T Vanguard (the “Remaining Top Ships Vessels”). Based on the Manager’s review, the net book value exceeded the remaining undiscounted cash flows and exceeded the fair value of the Remaining Top Ships Vessels. As a result, in third quarter of 2010, the LLC recognized a non-cash impairment charge of approximately $7,753,000.

On September 23, 2009, the Top Ships Purchasers defaulted on the non-recourse secured loan (the “New Paribas Loan”) with BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV), due to their failure to make required payments under the loan agreement. On April 1, 2010, the LLC, through the Top Ships Purchasers, amended the terms of the New Paribas Loan. In connection with the amendment of the New Paribas Loan, Paribas agreed to waive all defaults under the loan and the Top Ships Purchasers paid $1,000,000 towards repayment of the outstanding balance of the non-recourse long-term debt related to the Top Ships Vessels and paid $3,000,000 towards funding the operation of the Top Ships Vessels.

On December 24, 2010, the LLC sold ICON Doubtless, ICON Spotless, and ICON Vanguard (the “Remaining Top Ships LLCs”) to an unaffiliated third party.  As a result, the Remaining Top Ships LLCs were released from their obligations as borrowers under the loan with Paribas.  The LLC recorded a gain of approximately $3,095,000 for the year ended December 31, 2010, in connection with the sale of the Remaining Top Ships LLCs.

Aframax Product Tankers

On April 11, 2007, the LLC’s wholly-owned subsidiaries ICON Senang, LLC (“ICON Senang”) and ICON Sebarok, LLC (“ICON Sebarok”) (collectively the “Teekay Purchasers”), acquired two Aframax product tankers, the M/T Senang Spirit and the M/T Sebarok Spirit (collectively, the “Teekay Vessels”), from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Teekay Vessels was approximately $88,000,000, including borrowings of approximately $66,660,000 of non-recourse debt under a secured loan agreement (the “Teekay Loan Agreement”) with Fortis Capital Corporation (“Fortis Capital”). Simultaneously with the closing of the purchase of the Teekay Vessels, the Teekay Purchasers entered into a bareboat charter for each of the Teekay Vessels with an affiliate of Teekay for a term of 60 months. The bareboat charters expire in April 2012.

Telecommunications Equipment

On November 17, 2005, the LLC, along with Fund Ten and ICON Income Fund Eight A L.P. (“Fund Eight A”), both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 44%, 44% and 12%, respectively, to purchase telecommunications equipment from various vendors. On March 31, 2006, the LLC made an additional capital contribution to ICON Global Crossing of approximately $7,733,000, which changed the LLC’s, Fund Eight A’s and Fund Ten’s ownership interests to 61.39%, 7.99% and 30.62%, respectively. Accordingly, the LLC consolidated the balance sheet of ICON Global Crossing as of March 31, 2006. The total capital contributions made to ICON Global Crossing were approximately $25,131,000, of which the LLC’s share was approximately $15,428,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Leased Equipment at Cost - continued

ICON Global Crossing purchased approximately $22,100,000 of equipment during February and March 2006 and approximately $3,200,000 of additional equipment during April 2006, all of which was subject to a 48-month lease. On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000. The LLC recorded a gain of approximately $111,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.  In addition, the LLC sold its 61.39% membership interest in ICON Global Crossing and the LLC deconsolidated ICON Global Crossing in 2009.

On December 29, 2006, ICON Global Crossing III purchased telecommunications equipment for approximately $9,779,000. This equipment was subject to a 48-month lease with Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”), which expired on December 31, 2010. During February 2007, ICON Global Crossing III purchased approximately $6,893,000 of additional equipment that is subject to a lease with the Global Crossing Group, which expires on February 28, 2011. On June 27, 2008 and September 23, 2008, ICON Global Crossing III acquired additional telecommunications equipment for aggregate purchase prices of approximately $5,417,000 and $3,991,000, respectively. The equipment is subject to a 36-month lease with Global Crossing, which expires on June 30, 2011 and September 30, 2011, respectively.

On December 1, 2009, ICON Global Crossing III and Global Crossing agreed to terminate certain schedules to its lease and, simultaneously with the termination, ICON Global Crossing III sold the equipment to Global Crossing for the aggregate purchase price of approximately $8,391,000 and removed the equipment from the lease. The LLC recorded a gain of approximately $1,010,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.

Manufacturing Equipment

  On September 28, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), and MW Gilco, LLC (“Gilco”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for purchase prices of $21,000,000, $600,000 and $600,000, respectively.  Each of the leases commenced on January 1, 2008 and continues for a period of 60 months. On December 10, 2007, the LLC completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI Manchester”), wholly-owned subsidiaries of MWU, for purchase prices of $400,000 and $1,700,000, respectively. Each of the lease’s base terms commenced on January 1, 2008 and continues for a period of 60 months.

Simultaneously with the closing of the transactions with W Forge, Scott, Gilco, General and AMI Manchester, Fund Ten and ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve” and, together with the LLC and Fund Ten, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  The MWU subsidiaries’ obligations under their leases (including the leases of W Forge, Scott, Gilco, General and AMI Manchester) are cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary are shared among the Participating Funds in proportion to their respective capital investments.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Leased Equipment at Cost - continued

     On June 9, 2008, the Participating Funds entered into a forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI Manchester and four other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain defaults under their lease covenants with the LLC.  The terms of the forbearance agreement included, among other things, the pledge of additional collateral and the grant of a warrant to the LLC for the purchase of 300 shares of capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008. On September 5, 2008, the Participating Funds and IEMC Corp., a subsidiary of the Manager (“IEMC”), entered into an amended forbearance agreement with the MWU entities to cure certain non-payment related defaults by the MWU entities under their lease covenants with the LLC. The terms of the agreement included, among other things, the pledge of additional collateral and the grant of a warrant for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

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

On December 31, 2009, the LLC and W Forge agreed to terminate their lease and simultaneously with the termination, the LLC sold the equipment to W Forge for approximately $9,437,000 and removed the equipment from the W Forge Holdings lease. In conjunction with the sale of the equipment, Cerion MPI, LLC, (“Cerion MPI”), an entity affiliated with W Forge delivered a promissory note to the LLC in the principal amount of approximately $10,015,000.  The promissory note bore interest at the rate of 14% per year and was payable monthly in arrears for the period beginning January 1, 2010 and ending December 31, 2013.  The promissory note was guaranteed by Cerion MPI’s parent company, Cerion, LLC. The LLC recorded a gain of approximately $844,000 for the year ended December 31, 2009 in connection with the sale of the manufacturing equipment. In connection with the termination of the lease arrangement with W Forge, the LLC also cancelled the warrants received from W Forge. The LLC did not record a gain or loss in connection with the cancellation of the warrants (see Note 8).

On September 1, 2010, the LLC amended its schedule with AMI Manchester and Gallant Steel, Inc. (collectively, “AMI”) to restructure AMI’s payment obligations and extend the base term of the schedule through December 31, 2013.

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

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next three years consisted of the following at December 31, 2010. There will be no additional rents receivable after 2013.

Years ending December 31,
2011	$15,349,990
2012	6,339,990
2013	2,230,493

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Assets Held for Sale

Container Vessels

On June 21, 2006, the LLC’s wholly-owned subsidiaries, ICON  European Container KS (“ICON European Container”) and ICON European Container KS II (“ICON European Container II” and, together with ICON European Container, the “ZIM Purchasers”), acquired four container vessels from Old Course Investments LLC (“Old Course”).  These vessels (collectively, the “ZIM Vessels”) are subject to bareboat charters with ZIM Integrated Shipping Services Ltd. (“ZIM”). The M/V ZIM Andaman Sea (f/k/a ZIM America) and the M/V ZIM Japan Sea (both owned by ICON European Container) were subject to bareboat charters that expired in November 2010. The M/V ZIM Hong Kong and the M/V ZIM Israel (both owned by ICON European Container II) were subject to bareboat charters that expired in January 2011.

In light of developments in the market for containership vessels and the related impact on the shipping industry, the Manager reviewed the LLC’s investments in the ZIM Vessels that were subject to bareboat charters with ZIM. Based on the Manager’s review, the net book value exceeded the fair value of the container vessels and, as a result, the LLC recognized a non-cash impairment charge of approximately $35,147,000 relating to the write down in value of the ZIM Vessels during 2009. No amount of this impairment charge represents a cash expenditure.

On October 30, 2009, the ZIM Purchasers amended the bareboat charters for the ZIM Vessels to restructure each respective charterer’s payment obligations so that the LLC will continue to receive payments, subsequent to the end of each bareboat in November 2010 and January 2011, through September 30, 2014 in accordance with each amended charter (the “European Containers Charter Amendments”).

On September 23, 2010, ICON European Container and ICON European Container II entered into memoranda of agreement (the “ZIM MOAs”) to sell the ZIM Vessels to unaffiliated third parties for the purchase price of $11,250,000 per vessel. In connection with the ZIM MOAs, each purchaser paid a deposit in the amount of $1,125,000 for its respective vessel.

On November 10, 2010 and on November 22, 2010, ICON European Container sold the M/V ZIM Japan Sea and the M/V ZIM Andaman Sea, respectively, pursuant to the terms of the applicable ZIM MOAs.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,950,000 and $11,160,000, respectively. The LLC recorded a gain on the sale of leased equipment of approximately $14,618,000 for the year ended December 31, 2010.

On February 28, 2011, ICON European Container II sold the M/V ZIM Hong Kong pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,869,000.

On March 16, 2011, ICON European Container II sold the M/V ZIM Israel pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $5,751,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Assets Held for Sale - continued

Manufacturing Equipment

On April 24, 2008, the LLC’s wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”) completed the purchase and simultaneous leaseback of semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $6,348,000. The equipment was subject to a 60-month lease that expires on June 30, 2013.  As additional security for the purchase and lease, ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s ability to collect the amounts due to it in accordance with the leases or the additional security it received. As of December 31, 2010 and 2009, the LLC classified the remaining ICON EAR II assets as assets held for sale.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable.  As a result of the Manager’s review, ICON EAR II recognized a non-cash impairment charge of approximately $1,235,000 during 2009.

     On June 2, 2010, ICON EAR II, a wholly-owned subsidiary of the LLC, in conjunction with ICON EAR, LLC (“ICON EAR”), a joint venture owned 45% by the LLC and 55% by Fund Twelve, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR. The real property was sold for a net purchase price of approximately $757,000.  As a result, ICON EAR II recognized a loss on assets held for sale of approximately $120,000. In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of either ICON EAR II or ICON EAR to collect the amounts due under their respective leases from EAR’s principals.

In light of the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, the Manager reviewed the LLC’s investment in ICON EAR II.  Based on the Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, ICON EAR II recognized a non-cash impairment charge of approximately $517,000 during the three months ended June 30, 2010.

Based on the Manager’s periodic review of significant assets in the LLC’s portfolio, the net book value of the semiconductor manufacturing equipment exceeded its fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $1,594,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment. In light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on March 16, 2011, ICON EAR II recognized an additional non-cash impairment charge of approximately $312,000 during the three months ended December 31, 2010.

(7)	Notes Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was scheduled to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant expires on April 6, 2014.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest. The repayment did not affect the warrant held by the LLC and the LLC retains its rights thereunder. At December 31, 2010, the Manager determined that the fair value of this warrant was $70,669.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(7)	Notes Receivable - continued

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

Credit Quality of Notes Receivable and Allowance for Credit Losses

The LLC’s weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The Manager notes receivables are limited in number and are spread across a wide range of industries. Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured. As of December 31, 2010 and 2009, the Manager determined that no allowance for credit losses was required.

(8)	Investments in Joint Ventures

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

ICON Global Crossing II, LLC

      On September 27, 2006, Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”) formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original ownership interests of approximately 83% and 17%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,000,000, of which Fund Ten’s share was approximately $10,000,000 and Fund Nine’s share was approximately $2,000,000.  On September 28, 2006, ICON Global Crossing II purchased approximately $12,000,000 of telecommunications equipment that was subject to a 48-month lease with the Global Crossing Group that expired on October 31, 2010.  On October 31, 2006, the LLC made a capital contribution of approximately $1,800,000 to ICON Global Crossing II. The contribution changed the ownership interests of ICON Global Crossing II for the LLC, Fund Nine and Fund Ten at October 31, 2006 to 13.26%, 14.40% and 72.34%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with the Global Crossing Group that expired on October 31, 2010.

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II sold telecommunications equipment to Global Crossing for approximately $3,298,000. The LLC’s share of the gain was approximately $69,000.

ICON EAR, LLC

On December 11, 2007, the LLC and Fund Twelve formed ICON EAR, with ownership interests of 45% and 55%, respectively.  On December 28, 2007, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment for a purchase price of $6,935,000, of which the LLC’s share was approximately $3,121,000. During June 2008, the LLC and Fund Twelve made additional contributions to ICON EAR, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment for a total purchase price of approximately $8,795,000, of which the LLC’s share was approximately $3,958,000. The LLC and Fund Twelve retained ownership interests of 45% and 55%, respectively, subsequent to this transaction. The lease term commenced on July 1, 2008 and was to expire on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming. ICON EAR and ICON EAR II jointly foreclosed on the property.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Investments in Joint Ventures - continued

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $3,429,000 during the year ended December 31, 2009. The LLC’s share of the impairment loss was approximately $1,543,000 and was included in the (loss) income from investments in joint ventures in the consolidated statement of operations for the year ended December 31, 2009.

Based on the Manager’s periodic review of significant assets in the LLC’s portfolio, the net book value of the semiconductor manufacturing equipment exceeded its fair value and, as a result, ICON EAR recognized a non-cash impairment charge of approximately $3,593,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment. In light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on March 16, 2011, ICON EAR recognized an additional non-cash impairment charge of approximately $773,000 during the three months ended December 31, 2010. The LLC’s share of the impairment loss was approximately $1,965,000 and was included in the loss from investments in joint ventures in the consolidated statement of operations for the year ended December 31, 2010. The joint venture has classified the assets as held for sale.

ICON Northern Leasing, LLC

On November 25, 2008, ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture among the LLC, Fund Ten and Fund Twelve, purchased four promissory notes (the “Northern Notes”) issued by Northern Capital Associates XIV, L.P., as borrower, in favor of Merrill Lynch Commercial Finance Corp. and received an assignment of the underlying master loan and security agreement (the “MLSA”), dated July 28, 2006. The LLC, Fund Ten and Fund Twelve have ownership interests of 35%, 12.25% and 52.75%, respectively, in ICON Northern Leasing. The aggregate purchase price for the Northern Notes was approximately $31,573,000, net of a discount of approximately $5,165,000. The Northern Notes are secured by an underlying pool of leases for point-of-sale equipment. Northern Leasing Systems, Inc. (“Northern Leasing Systems”), the originator and servicer of the Northern Notes, provided a limited guarantee of the MLSA for payment deficiencies up to approximately $6,355,000. The Northern Notes accrue interest at rates ranging from 7.97% to 8.40% per year and require monthly payments ranging from approximately $183,000 to $422,000. The LLC’s share of the purchase price of the Northern Notes was approximately $11,051,000.

The Northern Notes were scheduled to mature between October 15, 2010 and August 14, 2011 and require balloon payments at the end of each note ranging from approximately $594,000 to $1,255,000.

On December 23, 2010, ICON Northern Leasing restructured the Northern Notes owned by it by extending each Northern Note’s term and increasing each Northern Note’s interest rate by 1.50%.  The Northern Notes now accrue intertest at rates ranging from 9.47% to 9.90% per year and the Northern Notes are scheduled to mature at various dates between December 15, 2011 and February 15, 2013.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON Northern Leasing:

	Years Ended December 31,		For the period from November 25, 2008 (Commencement of Operations) through December 31,
	2010	2009	2008
Revenue	$2,482,966	$5,446,823	$819,836
Expenses	256,504	556,061	83,673
Net income	$2,226,462	$4,890,762	$736,163
LLC's share of net income	$772,571	$1,695,186	$254,975

ICON MW, LLC

On September 30, 2010, the Participating Funds terminated the credit support agreement (see Note 20).   Simultaneously with the termination, the LLC and Fund Twelve formed ICON MW, LLC (“ICON MW”), with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with AMI, General, and Scott) to ICON MW to extinguish its obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of the Manager, consistent with the intent of the credit support agreement. In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a loss of approximately $215,000 in the third quarter of 2010.

(9)	Non-Recourse Long-Term Debt

The LLC had the following non-recourse long-term debt at December 31, 2010 and 2009:

	2010	2009
ICON European Container, LLC	$-	$19,112,200
ICON European Container II, LLC	20,164,957	26,905,800
ICON Senang, LLC	16,185,000	21,210,529
ICON Sebarok, LLC	16,185,000	21,210,529
ICON Doubtless, LLC	-	6,625,000
ICON Spotless, LLC	-	6,625,000
ICON Faithful, LLC	-	6,625,000
Isomar Marine Company Limited	-	6,625,000

Total non-recourse long-term debt	52,534,957	114,939,058

Less: Current portion of non-recourse long-term debt	14,371,257	43,603,558

Total non-recourse long-term debt, less current portion	$38,163,700	$71,335,500

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(9)	Non-Recourse Long-Term Debt- continued

Container Vessels

On November 10, 2010 and November 22, 2010, ICON European Container sold the M/V ZIM Japan Sea and the M/V ZIM Andaman Sea pursuant to the terms of the applicable ZIM MOAs.  The proceeds of the sales were used to make prepayments under the HSH Loan Agreement in the amounts of approximately $10,950,000 and $11,160,000, respectively.  As a result of the sale of the M/V ZIM Japan Sea and the M/V ZIM Andaman Sea, the related interest rate swap contract was settled.

On February 28, 2011, ICON European Container II sold the M/V ZIM Hong Kong pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $10,869,000.

On March 16, 2011, ICON European Container II sold the M/V ZIM Israel pursuant to the terms of the applicable ZIM MOA.  The proceeds of the sale were used to make a prepayment under the HSH Loan Agreement in the amount of approximately $5,751,000.

In connection with the senior non-recourse debt obligations of ICON European Container II the LLC assumed two interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on such debt obligations and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts had a fixed interest rate of 5.99% for the M/V ZIM Hong Kong and the M/V ZIM Israel. These interest rate contracts expired during January 2011.

At December 31, 2010 and 2009, the outstanding balance of the senior and junior non-recourse long-term debt obligations related to M/V ZIM Hong Kong and the M/V ZIM Israel was $20,164,957 and $26,905,800, respectively.

Handymax Product Tankers

On October 13, 2010, the LLC terminated the M/T Faithful time charter and sold the M/T Faithful to the Faithful Purchaser (see Note 5). The Faithful Purchase Price along with certain excess funds in the operating accounts of ICON Faithful, Isomar, ICON Doubtless, and ICON Spotless ("Remaining Top Ships LLCs”), were used to make a prepayment on the loan with Paribas in the amount of $6,375,000.

On December 24, 2010, the LLC sold the Remaining Top Ships LLCs to an unaffiliated third party. As a result, the Remaining Top Ships LLCs' obligations under the New Paribas Loan were assumed by the buyer.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(9)	Non-Recourse Long-Term Debt- continued

The advances require monthly principal payments ranging from approximately $202,000 to $1,006,000.  On April 11, 2012, a balloon payment of approximately $18,800,000 is due.  The LLC may, at its discretion, make periodic prepayments of the outstanding principal balance without penalty. At December 31, 2010 and 2009, the outstanding balance of the non-recourse long-term debt obligations related to the Teekay Vessels was approximately $32,370,000 and $42,421,000, respectively.

     On April 11, 2007, the LLC entered into two additional interest rate swap contracts with Fortis Bank Nederland in order to fix the variable interest rate on the LLC’s non-recourse long-term debt with regards to the Teekay Vessels and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreements, the LLC has a fixed interest rate of 6.125% per year. The LLC accounted for these swap contracts as cash flow hedges.

As of December 31, 2010 and December 31, 2009, the LLC had capitalized net debt financing costs of $128,602 and $563,955, respectively. For the years ended December 31, 2010, 2009 and 2008, the LLC recognized amortization expense of $232,198, $418,762 and $532,882, respectively.

The aggregate maturities of non-recourse long-term debt over the next four years were as follows at December 31, 2010. There are no additional maturities of non-recourse long-term debt after 2014.

For the year ending December 31, 2011	$14,371,257
For the year ending December 31, 2012	22,970,700
For the year ending December 31, 2013	3,195,000
For the year ending December 31, 2014	11,998,000

$52,534,957

(10)	Revolving Line of Credit, Recourse

      The LLC and certain other entities managed by the Manager, ICON Income Fund Eight B L.P., Fund Nine, Fund Ten, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P, (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(10)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by the LLC. On March 17, 2011, the LLC repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2010, the Borrowers were in compliance with all covenants.

(11)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.

The components of loss before income taxes were:

	Years Ended December 31,
	2010	2009	2008
Non-taxable (1)	$(6,938,966)	$(44,793,430)	$(859,198)
Taxable (1)	1,615,902	1,389,368	(4,353,738)
Loss before income taxes	$(5,323,064)	$(43,404,062)	$(5,212,936)

(1) The distinction of the taxable and non-taxable activities were determined based on the locations of the taxing authorities.

The components of the benefit (provision) for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Foreign national and provincial (provision) benefit	$(597,930)	$(495,291)	$2,057,668

Deferred:
Foreign national and provincial benefit (provision)	34,094	648,771	(595,016)

(Provision) benefit for income taxes	$(563,836)	$153,480	$1,462,652

As of December 31, 2010 and 2009, the LLC has a net deferred tax asset of approximately $1,026,931 and $943,053, respectively, relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable. This net deferred tax asset includes a valuation allowance of $3,090,491 and $3,021,502 at December 31, 2010 and December 31, 2009 respectively. The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Foreign Income Taxes - continued

The significant components of deferred taxes consisted of the following:

	December 31,
Non-current deferred tax assets:	2010	2009
Leased equipment at cost, less accumulated depreciation	$4,185,593	$4,675,969
Unrealized taxable capital loss	92,572	298,051
Net operating loss carryforward, net of current portion	3,090,491	2,945,597
Total non-current deferred tax assets before valuation allowance	7,368,656	7,919,617
Valuation allowance	(3,090,491)	(3,021,502)
Total deferred tax assets	$4,278,165	$4,898,115

Non-current deferred tax liabilities:
Net investment in finance leases	$(2,920,143)	$(3,732,916)
Unrealized taxable capital gain	(331,091)	(222,146)

Total deferred tax liabilities	(3,251,234)	(3,955,062)

Net deferred tax assets	$1,026,931	$943,053

Reconciliations from the benefit (provision) for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the benefit (provision) for income taxes are as follows:

	2010	2009	2008
U.S. Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Rate benefit for U.S. partnership operations	34.0%	34.0%	34.0%
Foreign taxes	(28.5)%	(0.4)%	20.1%
	(28.5)%	(0.4)%	20.1%

The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2010 periods. The LLC has not identified any uncertain tax positions as of December 31, 2010.

(12)	Transactions with Related Parties

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
December 31, 2010

(12)	Transactions with Related Parties - continued

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

During the twelve months ended December 31, 2010, the Manager suspended the collection of a portion of its management fees.

The LLC paid distributions to the Manager of $333,391, $333,811 and $334,071 for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, the Manager’s interest in the net loss attributable to Fund Eleven was $66,965, $450,959 and $57,977 for the years ended December 31, 2010, 2009 and 2008, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2010, 2009 and 2008 were as follows:

Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$-	$1,204,384
ICON Capital Corp.	Manager	Management fees (2) (3)	541,090	2,185,858	5,110,375
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	1,417,858	1,951,850	3,586,973
Total			$1,958,948	$4,137,708	$9,901,732

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.
(3) The Manager suspended the collection of a portion of its management fees in the amount of $1,440,269 and $1,355,498 during the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the LLC had a net payable of $286,590 and $300,223 due to the Manager and its affiliates that consisted primarily of accruals due to the Manager for administrative expense reimbursements.

(13)	Derivative Financial Instruments

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
December 31, 2010

(13)	Derivative Financial Instruments - continued

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

As of December 31, 2010, the LLC had three floating-to-fixed interest rate swaps relating to ICON Senang, ICON Sebarok and ICON European Container II designated as cash flow hedges with an aggregate notional amount of approximately $46,870,000. These interest rate swaps have maturity dates ranging from January 19, 2011 to April 11, 2012.  As of December 31, 2010, the assets owned by ICON European Container II were classified as assets held for sale.

As of December 31, 2009, the LLC had four floating-to-fixed interest rate swaps relating to ICON Senang, ICON Sebarok, ICON European Container and ICON European Container II designated as cash flow hedges with an aggregate notional amount of approximately $78,131,000. These interest rate swaps have maturity dates ranging from November 19, 2010 to April 11, 2012.

      For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the year ended December 31, 2010 and 2008, the LLC recorded hedge ineffectiveness in the amount of approximately $3,211,000 and $12,000, as a component of the (gain) loss on financial instruments in the consolidated statements of operations. During the year ended December 31, 2009, the LLC recorded no hedge ineffectiveness in earnings and estimates that approximately $1,191,000 will be transferred from AOCI to interest expense.

Non-designated Derivatives

The LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(13)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of December 31, 2010 and December 31, 2009:

		Asset Derivatives			Liability Derivatives
		December 31,	December 31,		December 31,	December 31,
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$1,694,776	$3,942,837

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$-	$1,106,490
Warrants	Other non-current assets	$70,669	$79,371		$-	$-

The tables below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the years ended December 31, 2010 and December 31, 2009:

Year Ended December 31, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$2,932,596	Interest expense	$3,362,940	Gain (loss) on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the statements of operations for the year ended December 31, 2010 of $3,918,539. This gain was recorded as a component of (gain) loss on financial instruments. The gain recorded for the year ended December 31, 2010 was comprised of $3,927,241 relating to interest rate swap contracts and a loss of $8,702 relating to warrants.

Year Ended December 31, 2009

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
December 31, 2010

(13)	Derivative Financial Instruments - continued

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

As of December 31, 2010 and 2009, the fair value of the derivatives in a liability position was $1,694,776 and $5,049,327, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2010, the termination value would be $1,724,928.

(14)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and accumulated losses on currency translation adjustments of $1,431,590 and $308,034, respectively, at December 31, 2010 and accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of $1,861,934 and $376,294, respectively, at December 31, 2009.

(15)	Fair Value Measurements

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(15)	Fair Value Measurements - continued

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

 The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$70,669	$70,669

Liabilities:

Derivative liabilities	$-	$1,694,776	$-	$1,694,776

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$79,371	$79,371

Liabilities:

Derivative liabilities	$-	$5,049,327	$-	$5,049,327

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the warrants was recorded in other non-current assets and the fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$1,051,974	-	-	$1,051,974	$2,423,903
Leased equipment at cost	-	-	-	$4,585,810	$11,403,338

The LLC's non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009:

	December 31, 2009	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$3,813,647	-	-	$3,914,775	$40,973,570
Leased equipment at cost	$49,113,909	-	$7,934,802	$46,000,000	$1,234,554

The LLC's non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(15)	Fair Value Measurements - continued

    Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The carrying value of the LLC's non-recourse debt approximates its fair value due to its floating interest rates. The estimated fair value of the LLC’s mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.  The LLC determined that the carrying value of the above leased equipment at cost exceeded its fair value determined using a discounted cash flow analysis and therefore an impairment was recorded as of December 31, 2010.

	December 31, 2010
	Carrying Amount	Fair Value

Non-recourse long-term debt	$3,529,757	$3,519,305
Mortgage note and interest receivable	$12,722,006	$14,813,814

(16)	Share Repurchase

The LLC repurchased 437, 163, and 603 Shares for the years ended December 31, 2010, 2009 and 2008, respectively. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC Agreement.  Repurchased Shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. Repurchased Shares are accounted for as a reduction of members' equity.

(17)	Concentrations of Risk

For the year ended December 31, 2010, the LLC had two lessees that accounted for approximately 80.1% of its total rental and finance income. For the year ended December 31, 2009, the LLC had three lessees that accounted for approximately 63.0% of rental and finance income.  For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 55.4% of rental and finance income. No other lessees accounted for more than 10% of rental and finance income.

At December 31, 2010, the LLC had three lessees that accounted for approximately 78.1% of total assets and one lender that accounted for approximately 55.8% of total liabilities.

At December 31, 2009, the LLC had three lessees that accounted for approximately 59.9% of total assets and one lender that accounted for approximately 53.4% of total liabilities.

(18)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include operating leases (net of accumulated depreciation), finance leases, investments in joint ventures and mortgage notes receivable, are as follows:

	Year Ended December 31, 2010
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$5,377,242	$-	$182,628	$29,827,297	$35,387,167
Time charter income	$-	$-	$-	$8,677,496	$8,677,496
Finance income	$843,253	$834,390	$156,673	$-	$1,834,316
Loss from investments in joint ventures	$(1,751,045)	$-	$-	$-	$(1,751,045)
Interest and other income	$667,403	$2,929,602	$-	$459,265	$4,056,270

	At December 31, 2010
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$3,588,754	$11,493,923	$4,418,394	$-	$19,501,071
Leased equipment at cost, net	$10,814,413	$-	$-	$68,772,999	$79,587,412
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006
Investments in joint ventures	$5,749,598	$-	$-	$-	$5,749,598
Note receivable	$8,212,089	$-	$-	$-	$8,212,089
Assets held for sale, net	$16,004,231	$-	$-	$-	$16,004,231

(a)	The LLC's vessels were chartered to three separate companies: four vessels were chartered to ZIM, the Top Ships Vessels were time chartered to Empire, and two vessels were chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide. As of December 31, 2010, the Top Ships Vessels and two of the Zim Vessels were sold.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(18)	Geographic Information - continued

	Year Ended December 31, 2009
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$21,174,455	$-	$923,749	$42,001,646	$64,099,850
Time charter income	$-	$-	$-	$5,559,524	$5,559,524
Finance income	$1,626,327	$921,812	$-	$-	$2,548,139
Income from investments in joint ventures	$345,938	$-	$-	$-	$345,938
Interest and other income	$471,689	$2,853,685	$135	$122,774	$3,448,283

	At December 31, 2009
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$9,749,463	$14,931,689	$-	$-	$24,681,152
Leased equipment at cost, net	$15,853,373	$-	$9,120,432	$158,640,374	$183,614,179
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006
Investments in joint ventures	$11,578,687	$-	$-	$-	$11,578,687
Note receivable	$10,015,000	$-	$-	$-	$10,015,000
Assets held for sale, net	$3,813,647	$-	$-	$-	$3,813,647

(a) The LLC's vessels are chartered to four separate companies: four vessels are chartered to ZIM, the Top Ships Vessels are time chartered to two companies, and two vessels are chartered to Teekay. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

(19)	Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data by quarter:

		(unaudited)			Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010
Total revenue	$14,437,753	$11,216,346	$14,243,206	$25,466,487	$65,363,792
Net (loss) income attributable to Fund Eleven allocable to additional members	$(2,146,341)	$(5,958,623)	$(11,744,308)	$13,219,744	$(6,629,528)
Weighted average number of additional shares of
limited liability company interests outstanding	362,736	362,654	362,654	362,654	362,674
Net (loss) income attributable to Fund Eleven per
weighted average additional share of limited liability company interests	$(5.92)	$(16.43)	$(32.38)	$36.45	$(18.28)

		(unaudited)			Year ended December 31, 2009
	Quarters Ended in 2009
	March 31,	June 30,	September 30,	December 31,
Total revenue	$22,025,271	$47,778,040	$17,746,329	$15,644,597	$103,194,237
Net income (loss) attributable to Fund Eleven allocable to additional members	$2,508,338	$26,936,132	$(53,056,688)	$(21,032,739)	$(44,644,957)
Weighted average number of additional shares of
limited liability company interests outstanding	363,188	363,152	363,120	363,099	363,139
Net income (loss) attributable to Fund Eleven per weighted average
additional share of limited liability company interests	$6.91	$74.17	$(146.11)	$(57.93)	$(122.94)

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(20)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

The Participating Funds entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any financing provided to any subsidiary of MWU would be shared among the Participating Funds in proportion to their respective capital investments.  As contemplated by the credit support agreement, the credit support agreement was terminated on September 30, 2010 in connection with the extinguishment of the Participating Funds’ obligations thereunder (see Note 8).

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

(21)	Income Tax Reconciliation (Unaudited)

At December 31, 2010 and 2009, the members’ capital accounts included in the consolidated financial statements totaled $95,755,387 and $136,378,244, respectively.  The members’ capital for federal income tax purposes at December 31, 2010 and 2009 totaled $160,862,104 and $269,480,692, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on the sales of equipment and portfolio, depreciation and amortization between financial reporting purposes and federal income tax purposes.

 The following table reconciles net loss attributable to Fund Eleven for financial statement reporting purposes to the net (loss) income attributable to Fund Eleven for federal income tax purposes for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Net loss attributable to Fund Eleven per consolidated financial statements	$(6,696,493)	$(45,095,916)	$(5,797,721)

Depreciation and amortization	4,912,506	37,333,436	(8,242,341)
Finance income	(1,379,067)	-	-
Rental income	2,237,485	(9,208,865)	(29,135,836)
Gain on sale of portfolio	(44,980)	-	26,261,885
(Loss) gain on consolidated joint venture	5,582,042	6,101,571	-
Loss on sale of leased equipment	(96,179,712)	(7,469,387)	-
Impairment loss	17,362,194	42,208,124	-
Bad debt expense	(1,286,909)	2,389,977	-
Other items	520,802	(451,939)	(2,952,423)

Net (loss) income attributable to Fund Eleven for federal income tax purposes	$(74,972,132)	$25,807,001	$(19,866,436)

Schedule II - Valuation and Qualifying Accounts

	Balance at	Additions Charged to	Additions			Other Charges		Balance at
	Beginning	Costs and	Charged to			Additions		End
Description	of Year	Expenses	Asset	Deductions		(Deductions)		of Year

Valuation allowance for deferred tax assets:
Year ended December 31, 2010
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$3,021,502	-	-	-		$68,989	(a)	$3,090,491

Year ended December 31, 2009
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$2,529,455	$75,905	-	-		$416,142	(a)	$3,021,502

Year ended December 31, 2008
Valuation allowance for deferred tax assets
(deducted from deferred tax assets)	$2,716,674	$(187,219)	-	-		-		$2,529,455

Allowance for doubtful accounts:

Year ended December 31, 2010
Allowance for doubtful accounts
(deducted from accounts receivable)	$1,506,313	-	-	(1,480,907	)(b)	$(25,406	)(a)	$-

Year ended December 31, 2009
Allowance for doubtful accounts
(deducted from accounts receivable)	-	$1,569,221	-	-		$(62,908	)(a)	$1,506,313

Year ended December 31, 2008
Allowance for doubtful accounts
(deducted from accounts receivable)	$73,321	-	-	$(73,321)		-		-

(a) Currency translation adjustment.
(b) Amount written off against the asset balance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	38	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	59	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	38	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management
Harry Giovani	36	Senior Vice President — Credit

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

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

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

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2010, 2009 and 2008:

Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$-	$1,204,384
ICON Capital Corp.	Manager	Management fees (2) (3)	541,090	2,185,858	5,110,375
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	1,417,858	1,951,850	3,586,973
Total			$1,958,948	$4,137,708	$9,901,732

(1) Capitalized and amortized to operations over the estimated service period in accordance with the LLC's accounting policies.
(2) Charged directly to operations.
(3) The Manager suspended the collection of a portion of its management fees in the amount of $1,440,269 and $1,355,498 during the years ended December 31, 2010 and 2009, respectively.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $333,391, $333,811 and $334,071 for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, our Manager’s interest in the net loss attributed to us was $66,965, $450,959 and $57,977 for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 21, 2011, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 8 and 12 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2010 and 2009, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

	2010	2009
Audit fees	$427,200	$522,000
Tax fees	108,714	81,500

	$535,914	$603,500

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. Financial Statements of ICON EAR, LLC.

ICON EAR, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON EAR, LLC

We have audited the accompanying balance sheet of ICON EAR, LLC (the “Company”) as of December 31, 2010, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON EAR, LLC at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON EAR, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2010	2009
		(unaudited)
Current assets:
Cash	$45,231	$60,408
Assets held for sale, net	2,448,263	8,982,354

Total Assets	$2,493,494	$9,042,762

Members’ Equity
Members’ Equity:
Total Members’ Equity	2,493,494	9,042,762

Total Members’ Equity	$2,493,494	$9,042,762

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
		(unaudited)	(unaudited)
Revenue:
Rental and other income	$2,000	$2,691,322	2,702,306
Loss on sales of assets held for sale	(297,864)	-	-
Total revenue	(295,864)	2,691,322	2,702,306

Expenses:
General and administrative	18,177	253,254	5,810
Depreciation and amortization	-	1,778,975	1,751,178
Impairment loss	5,696,859	3,429,316	-
Bad debt expense	-	572,721	-
Total expenses	5,715,036	6,034,266	1,756,988

Net (loss) income	$(6,010,900)	$(3,342,944)	$945,318

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity

Balance, December 31, 2008 (unaudited)	$14,477,731

Net loss	(3,342,944)
Cash distributions	(2,092,025)

Balance, December 31, 2009 (unaudited)	9,042,762

Net loss	(6,010,900)
Cash distributions	(538,368)

Balance, December 31, 2010	$2,493,494

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(6,010,900)	$(3,342,944)	$945,318
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Net loss on sales of assets held for sale	297,864	-	-
Depreciation	-	1,778,975	1,751,178
Impairment loss	5,696,859	3,429,316	-
Bad Debt expense	-	572,721	-
Changes in operating assets and liabilities:
Other Assets	-	(323,850)	17,328
Accrued expenses and other liabilities	-	(475)	475

Net cash (used in) provided by operating activities	(16,177)	2,113,743	2,714,299

Cash flows from investing activities:
Proceeds from sales of equipment	539,368	-	-

Net cash used in investing activities	539,368	-	-

Cash flows from financing activities:
Cash distributions to members	(538,368)	(2,092,025)	(1,571,342)
Additional members pending subscriptions	-	-	(1,104,267)

Net cash (used in) provided by financing activities	(538,368)	(2,092,025)	(2,675,609)

Net increase in cash	(15,177)	21,718	38,690
Cash, beginning of period	60,408	38,690	-

Cash, end of period	$45,231	$60,408	$38,690

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the years ended December 31, 2009 and 2008)

(1)	Organization

ICON EAR, LLC (the “LLC”) was formed on December 11, 2007, as a Delaware limited liability company, for the purpose of investing in semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”).  The LLC is a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the LLC’s Members”). Fund Twelve and Fund Eleven have a 55% and 45% ownership percentage, respectively, in the LLC’s profits, losses and cash distributions.  EAR’s obligations under the lease are secured by semiconductor manufacturing equipment and mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

The LLC is engaged in one business segment, the business of purchasing business essential equipment and corporate infrastructure and leasing to businesses. The LLC is engaged in one business segment, the business of purchasing business essential equipment and corporate infrastructure and leasing to businesses.

The Manager of the LLC’s Members is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership or limited liability company agreement of each of the LLC’s Members.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.

Market risk reflects the change in the value of investments due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the years ended December 31, 2009 and 2008)

(2)	Summary of Significant Accounting Policies- continued

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

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.  At December 31, 2009, the LLC reclassified leased equipment at cost to assets held for sale.

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

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the years ended December 31, 2009 and 2008)

(2)	Summary of Significant Accounting Policies- continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2010 and 2009.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees are capitalized and included in the cost of the investment in the LLC’s balance sheets.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members of the LLC’s Members rather than the LLC. The LLC’s income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the members of the LLC’s Members.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and impairment losses.  Actual results could differ from those estimates.

(3)	Assets Held for Sale

On December 28, 2007, the LLC purchased and simultaneously leased back semiconductor manufacturing equipment for a purchase price of $6,935,000. During June 2008, the LLC’s Members made additional contributions to the LLC, which were used to complete another purchase and simultaneous leaseback of additional semiconductor manufacturing equipment for a total purchase price of approximately $8,795,000. The LLC’s Members retained their initial ownership interests (see Note 1) subsequent to this transaction. The lease term commenced on July 1, 2008 and was to expire on June 30, 2013. As additional security for the purchase and lease, the LLC received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against its lenders, including the LLC. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The manufacturing equipment on lease to EAR, along with the leased assets of ICON EAR II, LLC (“ICON EAR II”), a wholly-owned subsidiary of Fund Eleven, and other assets with security interests claimed by unrelated third parties are part of a pool of related assets controlled by a trustee as a result of the bankruptcy proceedings.  All parties have various claims to the pool of assets.  The LLC foreclosed on the mortgages and, in conjunction with ICON EAR II, took title to the land. Due to the bankruptcy filing and ongoing investigation regarding the alleged fraud, at this time it is not possible to determine the LLC’s Members ability to collect the amounts due to it in accordance with the leases or the additional security it received.  Accordingly, such assets have been classified as held for sale, net of estimated selling costs, on the accompanying consolidated balance sheets at December 31, 2010 and 2009.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the years ended December 31, 2009 and 2008)

(3)	Assets Held for Sale - continued

The Manager periodically reviews the significant assets in the LLC’s Members portfolio to determine whether events or changes in circumstances indicate that the net book value of an asset may not be recoverable. In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR, the Manager determined that the net book value of such equipment may not be recoverable. The following factors, among others, indicated that the net book value of the equipment may not be recoverable: (i) EAR’s failure to pay rental payments for the period from August 2009 through the date it filed for bankruptcy and (ii) EAR’s petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment exceeded the fair market value and, as a result, the LLC recognized a non-cash impairment charge of approximately $3,429,000 during the year ended December 31, 2009 relating to the write down in value of the semiconductor manufacturing equipment.  In addition, the LLC had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense which is included in general and administrative expense, during the year ended December 31, 2009 in accordance with the LLC’s accounting policies and the above mentioned factors.

On June 2, 2010, the LLC, in conjunction with ICON EAR II sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.  The LLC’s proportional share of the proceeds from the sale was approximately $539,000.  As a result, the LLC recorded a loss on assets held for sale of approximately $298,000 for the year ended December 31, 2010.  In addition, on June 7, 2010, the LLC received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  The LLC has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, and are attempting to collect on such judgments.  At this time, it is not possible to determine the ability of the LLC to collect the amounts due under its lease from EAR’s principals.

In light of recent developments in the real estate market and the sale of a parcel of real property located in Jackson Hole, Wyoming on June 2, 2010, the Manager reviewed the LLC’s Members’ investment in the LLC.  Based on the Manager’s review, the net book value of the remaining parcels of real property located in Jackson Hole, Wyoming exceeded their fair market value.  As a result, the LLC recognized a non-cash impairment charge of approximately $1,283,000 during the year ended December 31, 2010.

Based on the Manager’s 2010 review of significant assets in our portfolio, the net book value of the semiconductor manufacturing equipment recorded as part of assets held for sale exceeded its fair value and, as a result, the LLC recognized a non-cash impairment charge of approximately $4,366,000 during the year ended December 31, 2010 relating to the write down in value of the semiconductor manufacturing equipment and land.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the years ended December 31, 2009 and 2008)

(3)	Assets Held for Sale - continued

On March 16, 2011, the LLC sold certain parcels of real property located in Jackson Hole, Wyoming, for its carrying value.

(4)	Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$2,448,263	$-	$-	$2,448,263	$5,696,859

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2009:

	December 31, 2009	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$8,982,354	$-	$-	$8,982,354	$3,429,316

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 31, 2011

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

March 31, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

102