Form 10-Q
period 2011-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2011-05-16
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 11, 2010 is 362,656.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$9,424,886	$4,621,512
Current portion of notes receivable	5,143,095	1,520,408
Current portion of net investment in finance leases	4,639,171	4,795,901
Assets held for sale, net	692,646	16,004,231
Other current assets	269,228	1,740,901

Total current assets	20,169,026	28,682,953

Non-current assets:
Notes receivable, less current portion	13,964,048	6,691,681
Mortgage notes receivable	12,722,006	12,722,006
Net investment in finance leases, less current portion	12,980,173	14,705,170
Leased equipment at cost (less accumulated depreciation of
$32,011,991 and $29,762,549, respectively)	77,337,970	79,587,412
Investments in joint ventures	1,758,568	5,749,598
Deferred income taxes, net	1,065,895	1,026,931
Other non-current assets, net	3,113,088	9,048,190

Total non-current assets	122,941,748	129,530,988

Total Assets	$143,110,774	$158,213,941

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$10,922,607	$14,371,257
Revolving line of credit, recourse	-	1,450,000
Derivative instruments	1,285,417	1,694,776
Due to Manager and affiliates	199,458	286,590
Deferred revenue, accrued expenses and other liabilities	1,476,658	2,038,100

Total current liabilities	13,884,140	19,840,723

Non-current liabilities:
Non-recourse long-term debt, less current portion	18,973,954	38,163,700

Total Liabilities	32,858,094	58,004,423

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional members	109,785,720	99,715,745
Manager	(2,119,017)	(2,220,734)
Accumulated other comprehensive loss	(1,112,050)	(1,739,624)

Total Members' Equity	106,554,653	95,755,387

Noncontrolling Interests	3,698,027	4,454,131

Total Equity	110,252,680	100,209,518

Total Liabilities and Equity	$143,110,774	$158,213,941

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Finance income	$1,822,587	$1,765,255
Rental income	4,979,284	9,443,436
Time charter revenue	-	2,910,477
Income from investments in joint ventures	1,832	318,585
Net gain on sales of leased equipment	11,411,941	-

Total revenue	18,215,644	14,437,753

Expenses:
Management fees - Manager	-	354,362
Administrative expense reimbursements - Manager	258,009	337,824
General and administrative	768,696	636,843
Vessel operating expense	-	3,037,100
Depreciation and amortization	2,306,197	10,472,445
Interest	694,176	2,112,587
Gain on financial instruments	(154,401)	(574,071)

Total expenses	3,872,677	16,377,090

Income (loss) before income taxes	14,342,967	(1,939,337)

Benifit (provision) for income taxes	1,886	(1,339)

Net income (loss)	14,344,853	(1,940,676)

Less: Net income attributable to noncontrolling interests	509,971	227,345

Net income (loss) attributable to Fund Eleven	$13,834,882	$(2,168,021)

Net income (loss) attributable to Fund Eleven allocable to:
Additional Members	$13,696,533	$(2,146,341)
Manager	138,349	(21,680)

	$13,834,882	$(2,168,021)

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,736

Net income (loss) attributable to Fund Eleven per weighted
average additional share of limited liability company
interests outstanding	$37.77	$(5.92)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of			Accumulated
	Limited Liability			Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Income (Loss)	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	362,656	$99,715,745	$(2,220,734)	$(1,739,624)	$95,755,387	$4,454,131	$100,209,518

Comprehensive income:
Net income	-	13,696,533	138,349	-	13,834,882	509,971	14,344,853
Change in valuation of derivative instruments	-	-	-	317,715	317,715	-	317,715
Currency translation adjustments	-	-	-	309,859	309,859	-	309,859
Total comprehensive income	-	-	-	627,574	14,462,456	509,971	14,972,427
Cash distributions	-	(3,626,558)	(36,632)	-	(3,663,190)	(1,266,075)	(4,929,265)

Balance, March 31, 2011 (unaudited)	362,656	$109,785,720	$(2,119,017)	$(1,112,050)	$106,554,653	$3,698,027	$110,252,680

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,344,853	$(1,940,676)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Finance income	(432,619)	(514,622)
Rental income paid directly to lenders by lessees	(2,958,000)	(2,958,000)
Income from investments in joint ventures	(1,832)	(318,585)
Net gain on sales of leased equipment	(11,411,941)	-
Depreciation and amortization	2,306,197	10,472,445
Amortization of deferred time charter expense	-	419,522
Interest expense on non-recourse financing paid directly to lenders by lessees	550,058	911,914
Interest expense from amortization of debt financing costs	29,481	75,405
Gain on financial instruments	(154,401)	(574,071)
Deferred tax (benefit) provision	(1,886)	1,339
Changes in operating assets and liabilities:
Collection of finance leases	1,244,185	2,047,215
Accounts receivable	-	516,580
Other assets, net	(667,322)	(4,814,082)
Payables, deferred revenue and other current liabilities	(1,006,318)	(1,440,918)
Due to/from Manager and affiliates	(87,132)	(29,908)
Distributions from joint ventures	10,117	311,630

Net cash provided by operating activities	1,763,440	2,165,188

Cash flows from investing activities:
Proceeds from sales of leased equipment	24,911,474	-
Repayments of notes receivable	751,451	120,802
Distributions received from joint ventures in excess of profits	393,817	1,227,238
Other assets	(9,239)	(517)

Net cash provided by investing activities	26,047,503	1,347,523

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(16,635,200)	(95,000)
Repayments of revolving line of credit, recourse	(1,450,000)	(2,260,000)
Repurchase of additional shares of limited liability company interests	-	(333,216)
Cash distributions to members	(3,663,190)	(8,337,723)
Distributions to noncontrolling interests	(1,266,075)	(883,910)

Net cash used in financing activities	(23,014,465)	(11,909,849)

Effects of exchange rates on cash and cash equivalents	6,896	(15,891)

Net increase (decrease) in cash and cash equivalents	4,803,374	(8,413,029)
Cash and cash equivalents, beginning of period	4,621,512	18,615,323

Cash and cash equivalents, end of period	$9,424,886	$10,202,294

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$159,468	$947,350

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$2,958,000	$2,958,000

Exchange of noncontrolling interest in a joint venture for
notes receivable	$3,588,928	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of ICON Capital Corp., a Delaware Corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.  Interest and other income, primarily related to notes receivable interest income, has been reclassified to finance income within the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period were required for the LLC’s financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements as of March 31, 2011.

(2)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 35% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P.  The aggregate principal balance of the notes was approximately $3,534,000, which accrue interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(2)	Notes Receivable - continued

The LLC’s notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured.  Such events are specifically disclosed in the discussion of each note held.  As of March 31, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income in the consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2011	2010
Minimum rents receivable	$17,417,086	$18,357,633
Estimated residual values	3,189,051	4,404,224
Initial direct costs, net	178,685	211,846
Unearned income	(3,165,478)	(3,472,632)

Net investment in finance leases	17,619,344	19,501,071

Less: Current portion of net investment in finance leases	4,639,171	4,795,901

Net investment in finance leases, less current portion	$12,980,173	$14,705,170

On January 3, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $2,077,000. As a result, the LLC recorded a net gain on the sale of this leased equipment of approximately $779,000 during the first quarter of 2011.

(4)	Leased Equipment at Cost

Leased equipment at cost cosisted of the following:

	March 31,	December 31,
	2011	2010

Marine vessels	$90,798,632	$90,798,632
Manufacturing equipment	12,971,831	12,971,831
Telecommunications equipment	5,579,498	5,579,498

	109,349,961	109,349,961

Less: Accumulated depreciation	32,011,991	29,762,549

	$77,337,970	$79,587,412

Depreciation expense was $2,249,442 and $10,425,238 for the three months ended March 31, 2011 and 2010, respectively.

(5)	Assets Held for Sale

On February 28, 2011 and March 16, 2011, the LLC sold the container vessels, the M/V ZIM Hong Kong and the M/V ZIM Israel (collectively, the “ICON European Container II Vessels”) to unaffiliated third parties for $11,250,000 per vessel. The proceeds of each sale were used to make prepayments under a secured loan agreement in the amounts of approximately $10,869,000 and $5,751,000, respectively.  As a result, the LLC recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the first quarter of 2011.

On March 16, 2011, the LLC, in conjunction with ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,183,000, of which the LLC’s portion was approximately $340,000.  No gain or loss was recorded as a result of this transaction.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(6)	Non-Recourse Long-Term Debt

As of March 31, 2011 and December 31, 2010, the LLC had outstanding non-recourse long-term debt obligations of $29,896,561 and $52,534,957, respectively, with a maturity date of April 11, 2012 and an interest rate of 6.125% per year, fixed after giving effect to the respective interest rate swap agreements.

On February 28, 2011 and March 16, 2011, the LLC sold the ICON European Container II Vessels and used the proceeds to make prepayments under a secured loan agreement in the amounts of approximately $10,869,000 and $5,751,000, respectively.

(7)	Revolving Line of Credit, Recourse

As of March 31, 2011, the LLC and certain entities managed by the Manager (collectively, the “Borrowers”) were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  At March 31, 2011, there were no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

On May 10, 2011, the LLC entered into a Commercial Loan Agreement (the “Loan Agreement”) with CB&T. The Loan Agreement provides for a revolving line of credit of up to $5,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants.

(8)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended March 31, 2011, the benefit for income taxes was comprised of a provision of $15,296 in current taxes and a benefit of $17,182 in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2009 periods. The LLC has not identified any material uncertain tax positions as of March 31, 2011.

As of March 31, 2011, the LLC has a net deferred tax asset of approximately $1,066,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a note receivable.  The deferred tax asset relating to the net operating losses has a full valuation allowance.  The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(9)	Transactions with Related Parties

During the three months ended March 31, 2011, the Manager suspended collection of management fees.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2011	2010
ICON Capital Corp.	Manager	Management fees (1) (2)	$-	$354,362
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	258,009	337,824
			$258,009	$692,186

(1) Charged directly to operations.
(2) The Manager suspended the collection of management fees in the amount of $312,976 and $184,361 during the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the LLC had a payable of $199,458 due to the Manager and its affiliates primarily relating to administrative expense reimbursements.

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
March 31, 2011
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

As of March 31, 2011, the LLC had two floating-to-fixed interest rate swaps relating to ICON Senang, LLC and ICON Sebarok, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $29,896,561. These interest rate swaps have a maturity date of April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three months ended March 31, 2011, the LLC recorded $157,141 of hedge ineffectiveness in earnings. For the three months ended March 31, 2011, the accumulated unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,114,000.

During the twelve months ending March 31, 2012, the LLC estimates that approximately $1,088,000 will be transferred from AOCI to interest expense.

Non-designated Derivatives

The LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2011 and December 31, 2010:

		Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$1,285,417	$1,694,776

Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$67,929	$70,669		$-	$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(10)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three months ended March 31, 2011:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(29,086)	Interest expense	$(346,801)	Gain on financial instruments	$157,141

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2010:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(544,716)	Interest expense	$(830,905)	Gain on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss (gain) on financial instruments on the statements of operations for the three months ended March 31, 2011 and 2010 of $2,740 and ($574,071), respectively. The loss recorded for the three months ended March 31, 2011 related to warrants. The net gain recorded for the three months ended March 31, 2010 was comprised of a gain of ($575,860) relating to interest rate swap contracts and a loss of $1,789 relating to warrants.

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

As of March 31, 2011, the fair value of the derivatives in a liability position was $1,285,417. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2011, the termination value was $1,304,679.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and a (gain) on currency translation adjustments of $1,113,875 and ($1,825), respectively, at March 31, 2011 and accumulated losses on derivative financial instruments and currency translation adjustments of $1,431,590 and $308,034, respectively, at December 31, 2010.

Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was $14,972,427 and ($2,228,259), respectively.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$67,929	$67,929

Liabilities:

Derivative liabilities	$-	$1,285,417	$-	$1,285,417

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(12)	Fair Value Measurements - continued

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

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s non-recourse debt approximates its fair value due to its floating interest rates. The estimated fair value of the LLC’s notes receivable and mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	March 31, 2011
	Carrying Amount	Fair Value

Mortgage notes receivable and interest	$14,971,048	$15,009,370
Notes receivable	$19,107,143	$19,194,199

(13)	Commitments and Contingencies

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

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited liability company agreement.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

Dispositions

•
On January 3, 2011, at the expiration of the lease and in accordance with its terms, we sold telecommunications equipment to Global Crossing for approximately $2,077,000. As a result, we recorded a net gain on the sale of this leased equipment of approximately $779,000 during the first quarter of 2011.

•
On February 28, 2011 and March 16, 2011, we sold the ICON European Container II Vessels to unaffiliated third parties for $11,250,000 per vessel. The proceeds of each sale were used to make prepayments under a secured loan in the amounts of approximately $10,869,000 and $5,751,000, respectively.  As a result, we recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the first quarter of 2011.

•
On March 16, 2011, we, in conjunction with Fund Twelve, an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,183,000, of which our portion was approximately $340,000.  No gain or loss was recorded as a result of this transaction.

Notes Receivable

Effective January 1, 2011, we exchanged our 35% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P.  The aggregate principal balance of the notes was approximately $3,534,000, which accrue interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of March 31, 2011. See Note 1 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended March 31, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We finance assets in diverse industries. The following tables set forth the types of assets financed by us that secure the investments in our portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Lumber processing equipment	$24,927,461	50%	$25,303,677	63%
Marine - Container Vessels	16,366,305	33%	8,212,089	20%
Auto parts manufacturing equipment	4,597,362	9%	4,418,395	11%
Point of sale equipment	2,740,838	6%	-	0%
Telecommunications equipment	816,527	2%	2,501,005	6%
	$49,448,493	100%	$40,435,166	100%

The net carrying value of our financing transactions include the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Teal Jones Group	Lumber processing equipment	52%	61%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	29%	-
Heuliez S.A	Auto parts manufacturing equipment	11%	-
W Forge Holdings	Forging equipment	-	22%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	17%
		92%	100%

Finance income includes interest income from our notes receivable and finance income from our net investment in finance leases, which are included in finance income in our consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to the operating leases in our portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Marine - Product Tankers	$67,294,992	87%	$68,772,998	87%
Plastic processing and printing equipment	8,586,417	11%	8,984,689	11%
Telecommunications equipment	1,456,561	2%	1,829,725	2%
	$77,337,970	100%	$79,587,412	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Teekay Corporation	Marine - Product Tankers	62%	25%
Pliant Corporation	Plastic processing and printing equipment	15%	6%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	12%	39%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	10%	4%
Top Tankers, Inc.	Marine - Product Tankers	-	24%
		99%	98%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Finance income	$1,822,487	$1,765,255	$57,332
Rental income	4,979,284	9,443,436	(4,464,152)
Time charter revenue	-	2,910,477	(2,910,477)
Income from investments in joint ventures	1,832	318,585	(316,753)
Net gain on sales of leased equipment	11,411,941	-	11,411,941

Total revenue	$18,215,644	$14,437,753	$3,777,891

Total revenue for the 2011 Quarter increased $3,777,891, or 26.2%, as compared to the 2010 Quarter. The increase in total revenue was primarily due to the net gain on sales of leased equipment from the sale of the ICON European Container II Vessels, which was partially offset by decreases in rental income and time charter revenue as a result of the sale of certain vessels during 2010 and the 2011 Quarter.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Management fees - Manager	$-	$354,362	$(354,362)
Administrative expense reimbursements - Manager	258,009	337,824	(79,815)
General and administrative	768,696	636,843	131,853
Vessel operating expense	-	3,037,100	(3,037,100)
Depreciation and amortization	2,306,197	10,472,445	(8,166,248)
Interest	694,176	2,112,587	(1,418,411)
Gain on financial instruments	(154,401)	(574,071)	419,670

Total expenses	$3,872,677	$16,377,090	$(12,504,413)

Total expenses for the 2011 Quarter decreased $12,504,413, or 76.4%, as compared to the 2010 Quarter. The decrease in total expenses was primarily due to a decrease in (i) depreciation and amortization expense, (ii) vessel operating expense, and (iii) interest expense, as a result of the sale of certain vessels during 2010 and the 2011 Quarter.

Benefit (Provision) for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2011 Quarter, the benefit for income taxes was comprised a provision of $15,296 in current taxes and a benefit of $17,182 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2011 Quarter increased $282,626 as compared to the 2010 Quarter due to the net gain recorded on the sale of certain assets of a joint venture during the 2011 Quarter.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2011 Quarter and the 2010 Quarter was $13,834,882 and ($2,168,021), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2011 Quarter and the 2010 Quarter was $37.77 and ($5.92), respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $15,103,167, from $158,213,941 at December 31, 2010 to $143,110,774 at March 31, 2011.  The decrease was primarily due to the sale of the ICON European Container II Vessels and the resulting prepayment of our non-recourse debt during the 2011 Quarter.

Current Assets

Current assets decreased $8,513,927, from $28,682,953 at December 31, 2010 to $20,169,026 at March 31, 2011.  The decrease was primarily due to the sale of the ICON European Container II Vessels and the resulting prepayment of our non-recourse debt during the 2011 Quarter.

Total Liabilities

Total liabilities decreased $25,146,329, from $58,004,423 at December 31, 2010 to $32,858,094 at March 31, 2011. The decrease was primarily due to a prepayment of our non-recourse debt in connection with the sale of the ICON European Container II Vessels and the scheduled repayments of our non-recourse debt during the 2011 Quarter.

Current Liabilities

Current liabilities decreased $5,956,583, from $19,840,723 at December 31, 2010 to $13,884,140 at March 31, 2011. The decrease was primarily due to a prepayment as well as scheduled repayments of our non-recourse debt and repayments of the Prior Loan Agreement during the 2011 Quarter.

Equity

Equity increased $10,043,162, from $100,209,518 at December 31, 2010 to $110,252,680 at March 31, 2011. The increase was primarily due to the net income recorded during the 2011 Quarter, offset by distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $9,424,886 and $4,621,512. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our Facility, which replaced the loan facility provided under the Prior Loan Agreement (the “Prior Facility”) which was terminated on May 10, 2011. At March 31, 2011, the Prior Facility had $30,000,000 available to meet such requirements.  For additional information, see Note 7 to our consolidated financial statements

We anticipate that our liquidity requirements for the remaining life of the fund will be financed by the expected results of our operations, as well as cash received from our investments at maturity and if required, borrowings under our Facility.

We anticipate being able to meet our liquidity requirements into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2011, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $401,748, from $2,165,188 in the 2010 Quarter to $1,763,440 in the 2011 Quarter. Net cash provided by operating activities during the 2011 Quarter decreased as a result of the disposition of certain assets in our portfolio.

Investing Activities

Cash provided by investing activities increased $24,699,980, from $1,347,523 in the 2010 Quarter to $26,047,503 in the 2011 Quarter. This increase was primarily due to the proceeds received from sales of leased equipment relating to the ICON European Container II Vessels and certain telecommunications equipment.

Financing Activities

Cash used in financing activities increased $11,104,616, from $11,909,849 in the 2010 Quarter to $23,014,465 in the 2011 Quarter. This increase was primarily due to the prepayment of our non-recourse long-term debt in connection with the sale of the ICON European Container II Vessels, which was partially offset by a decrease in cash distributions to our members.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2011 of $29,896,561. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $36,632, $3,626,558 and $1,266,075, respectively, for the 2011 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2011, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $29,896,561.  We are a party to the Facility, which replaced the Prior Facility, and had no borrowings under such Prior Facility at March 31, 2011.

We have entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The obligation related to this agreement is recorded at fair value.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2011.

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

10.6
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P.; ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC; ICON Leasing Fund Eleven, LLC; ICON Leasing Fund Twelve, LLC; and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011.

10.7	Commercial Loan Agreement, by and between California Bank & Trust and ICON Leasing Fund Eleven, LLC, dated as of May 10, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
       (Manager of the Registrant)

May 13, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

24