Form 10-Q
period 2011-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2011-08-11
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 8, 2010 is 362,656.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$9,115,548	$4,621,512
Current portion of notes receivable	5,213,028	1,520,408
Current portion of net investment in finance leases	2,130,692	4,795,901
Assets held for sale, net	674,866	16,004,231
Other current assets	274,780	1,740,901

Total current assets	17,408,914	28,682,953

Non-current assets:
Notes receivable, less current portion	13,229,153	6,691,681
Mortgage notes receivable	12,722,006	12,722,006
Net investment in finance leases, less current portion	14,023,188	14,705,170
Leased equipment at cost (less accumulated depreciation of
$34,261,434 and $29,762,549, respectively)	75,088,527	79,587,412
Investments in joint ventures	1,700,560	5,749,598
Deferred income taxes, net	1,106,113	1,026,931
Other non-current assets, net	3,266,197	9,048,190

Total non-current assets	121,135,744	129,530,988

Total Assets	$138,544,658	$158,213,941

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$27,256,797	$14,371,257
Revolving line of credit, recourse	-	1,450,000
Derivative instruments	964,109	1,694,776
Due to Manager and affiliates	167,675	286,590
Deferred revenue, accrued expenses and other liabilities	1,495,523	2,038,100

Total current liabilities	29,884,104	19,840,723

Non-current liabilities:
Non-recourse long-term debt, less current portion	-	38,163,700

Total Liabilities	29,884,104	58,004,423

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional members	108,060,839	99,715,745
Manager	(2,136,439)	(2,220,734)
Accumulated other comprehensive loss	(774,203)	(1,739,624)

Total Members' Equity	105,150,197	95,755,387

Noncontrolling Interests	3,510,357	4,454,131

Total Equity	108,660,554	100,209,518

Total Liabilities and Equity	$138,544,658	$158,213,941

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Finance income	$1,876,717	$1,403,854	$3,699,304	$3,169,109
Rental income	4,328,461	9,169,223	9,307,745	18,612,659
Time charter revenue	-	2,801,002	-	5,711,479
Loss from investments in joint ventures	(21,295)	(462,937)	(19,463)	(144,352)
Loss on assets held for sale	-	(120,168)	-	(120,168)
Net loss on lease termination	-	(218,890)	-	(218,890)
Net gain on sales of leased equipment	-	-	11,411,941	-

Total revenue	6,183,883	12,572,084	24,399,527	27,009,837

Expenses:
Management fees - Manager	-	186,728	-	541,090
Administrative expense reimbursements - Manager	413,086	507,171	671,095	844,995
General and administrative	756,866	975,159	1,525,562	1,612,002
Vessel operating expense	-	3,580,958	-	6,618,058
Depreciation and amortization	2,303,690	10,250,311	4,609,887	20,722,756
Interest	593,528	1,964,220	1,287,704	4,076,807
Impairment loss	17,780	517,432	17,780	517,432
Gain on financial instruments	(129,754)	(1,018,495)	(284,155)	(1,592,566)
Loss on guaranty	-	1,355,738	-	1,355,738

Total expenses	3,955,196	18,319,222	7,827,873	34,696,312

Income (loss) before income taxes	2,228,687	(5,747,138)	16,571,654	(7,686,475)

Provision for income taxes	(160,897)	(103,900)	(159,011)	(105,239)

Net income (loss)	2,067,790	(5,851,038)	16,412,643	(7,791,714)

Less: Net income attributable to noncontrolling interests	146,904	167,773	656,875	395,118

Net income (loss) attributable to Fund Eleven	$1,920,886	$(6,018,811)	$15,755,768	$(8,186,832)

Net income (loss) attributable to Fund Eleven allocable to:
Additional Members	$1,901,677	$(5,958,623)	$15,598,210	$(8,104,964)
Manager	19,209	(60,188)	157,558	(81,868)

	$1,920,886	$(6,018,811)	$15,755,768	$(8,186,832)

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,654	362,656	362,695

Net income (loss) attributable to Fund Eleven per weighted
average additional share of limited liability company interests outstanding	$5.24	$(16.43)	$43.01	$(22.35)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive (Loss) Income	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	362,656	$99,715,745	$(2,220,734)	$(1,739,624)	$95,755,387	$4,454,131	$100,209,518

Comprehensive income:
Net income	-	13,696,533	138,349	-	13,834,882	509,971	14,344,853
Change in valuation of derivative instruments	-	-	-	317,715	317,715	-	317,715
Currency translation adjustments	-	-	-	309,859	309,859	-	309,859
Total comprehensive income	-	-	-	627,574	14,462,456	509,971	14,972,427
Cash distributions	-	(3,626,558)	(36,632)	-	(3,663,190)	(1,266,075)	(4,929,265)

Balance, March 31, 2011 (unaudited)	362,656	109,785,720	(2,119,017)	(1,112,050)	106,554,653	3,698,027	110,252,680

Comprehensive income:
Net income	-	1,901,677	19,209	-	1,920,886	146,904	2,067,790
Change in valuation of derivative instruments	-	-	-	272,344	272,344	-	272,344
Currency translation adjustments	-	-	-	65,503	65,503	-	65,503
Total comprehensive income	-	-	-	337,847	2,258,733	146,904	2,405,637
Cash distributions	-	(3,626,558)	(36,631)	-	(3,663,189)	(334,574)	(3,997,763)

Balance, June 30, 2011 (unaudited)	362,656	$108,060,839	$(2,136,439)	$(774,203)	$105,150,197	$3,510,357	$108,660,554

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$16,412,643	$(7,791,714)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Finance income	(801,036)	(973,539)
Rental income paid directly to lenders by lessees	(6,052,000)	(6,052,000)
Income from investments in joint ventures	19,463	144,352
Net gain on sales of leased equipment	(11,411,941)	-
Loss on assets held for sale	-	120,168
Net loss on lease termination	-	218,890
Depreciation and amortization	4,609,887	20,722,756
Impairment loss	17,780	517,432
Amortization of deferred time charter expense	57,711	466,331
Interest expense on non-recourse financing paid directly to lenders by lessees	1,088,751	1,766,499
Interest expense from amortization of debt financing costs	-	146,034
Gain on financial instruments	(284,155)	(1,592,566)
Loss on guaranty	-	1,355,738
Deferred tax (benefit) provision	(55,069)	93,129
Changes in operating assets and liabilities:
Collection of finance leases	3,120,604	4,457,065
Accounts receivable	(1,695)	8,020
Other assets, net	(852,154)	(9,074,704)
Payables, deferred revenue and other current liabilities	(1,048,817)	(1,997,055)
Due to/from Manager and affiliates	(107,516)	(137,181)
Distributions from joint ventures	14,786	573,503

Net cash provided by operating activities	4,727,242	2,971,158

Cash flows from investing activities:
Proceeds from sales of leased equipment	24,911,474	217,600
Repayments of notes receivable	1,443,498	7,579,899
Distributions received from joint ventures in excess of profits	425,861	2,158,828
Other assets	(9,238)	(517)

Net cash provided by investing activities	26,771,595	9,955,810

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(16,635,200)	(1,147,500)
Repayments of revolving line of credit, recourse	(1,450,000)	(2,260,000)
Repurchase of additional shares of limited liability company interests	-	(333,216)
Cash distributions to members	(7,326,379)	(16,671,731)
Distributions to noncontrolling interests	(1,600,649)	(1,766,058)

Net cash used in financing activities	(27,012,228)	(22,178,505)

Effects of exchange rates on cash and cash equivalents	7,427	11,760

Net increase (decrease) in cash and cash equivalents	4,494,036	(9,239,777)
Cash and cash equivalents, beginning of period	4,621,512	18,615,323

Cash and cash equivalents, end of period	$9,115,548	$9,375,546

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$159,468	$1,743,199

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$6,052,000	$6,052,000

Exchange of noncontrolling interest in a joint venture for
notes receivable	$3,588,928	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

Recent Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for the LLC’s financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements as of June 30, 2011.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 35% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes accrue interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(2)	Notes Receivable - continued

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

The LLC’s notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured.  Such events are specifically disclosed in the discussion of each note held.  As of June 30, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income in the consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2011	2010
Minimum rents receivable	$15,675,138	$18,357,633
Estimated residual values	3,220,801	4,404,224
Initial direct costs, net	149,173	211,846
Unearned income	(2,891,232)	(3,472,632)

Net investment in finance leases	16,153,880	19,501,071

Less: Current portion of net investment in finance leases	2,130,692	4,795,901

Net investment in finance leases, less current portion	$14,023,188	$14,705,170

On January 3, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $2,077,000. As a result, the LLC recorded a net gain on the sale of this leased equipment of approximately $779,000 during the first quarter of 2011.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2011	2010

Marine vessels	$90,798,632	$90,798,632
Manufacturing equipment	12,971,832	12,971,831
Telecommunications equipment	5,579,497	5,579,498

	109,349,961	109,349,961

Less: Accumulated depreciation	34,261,434	29,762,549

	$75,088,527	$79,587,412

Depreciation expense was $2,249,443 and $10,183,706 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $4,498,885 and $20,608,944 for the six months ended June 30, 2011 and 2010, respectively.

(5)	Assets Held for Sale

On February 28, 2011 and March 16, 2011, the LLC sold the container vessels, the M/V ZIM Hong Kong and the M/V ZIM Israel (collectively, the “ICON European Container II Vessels”) to unaffiliated third parties for $11,250,000 per vessel. The proceeds of each sale were used to satisfy its obligations under a secured loan agreement in the amounts of approximately $10,869,000 and $5,751,000, respectively.  As a result, the LLC recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the first quarter of 2011.

During 2011, the LLC, in conjunction with ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,403,000, of which the LLC’s portion was approximately $407,000.  We recorded a loss of approximately $18,000 as a result of these transactions.

(6)	Non-Recourse Long-Term Debt

As of June 30, 2011 and December 31, 2010, the LLC had outstanding non-recourse long-term debt obligations of $27,256,797 and $52,534,957, respectively.  The outstanding balance as of June 30, 2011 has a maturity date of April 11, 2012 and an interest rate of 6.125% per year, fixed after giving effect to the respective interest rate swap agreements.

On February 28, 2011 and March 16, 2011, the LLC sold the ICON European Container II Vessels and used the proceeds to satisfy its obligations under a secured loan agreement in the amounts of approximately $10,869,000 and $5,751,000, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(7)	Revolving Line of Credit, Recourse

As of March 31, 2011, the LLC and certain entities managed by the Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).   The Prior Loan Agreement was terminated effective May 10, 2011.

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

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.  At June 30, 2011, there were no obligations outstanding under the Loan Agreement.

Pursuant to the Loan Agreement, the LLC is required to comply with certain covenants. At June 30, 2011, the LLC was in compliance with all covenants under the Loan Agreement.

(8)	Transactions with Related Parties

During the three and six months ended June 30, 2011, the Manager suspended collection of management fees.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Manager	Management fees (1) (2)	$-	$186,728	$-	$541,090
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (1)	413,086	507,171	671,095	844,995
			$413,086	$693,899	$671,095	$1,386,085

(1) Charged directly to operations.
(2) The Manager suspended the collection of management fees in the amount of $333,599 and $646,575 during the three and six months ended June 30, 2011, respectively. The Manager suspended the collection of a portion of its management fees in the amount of $308,328 and $492,689 during the three and six months ended June 30, 2010, respectively.

At June 30, 2011, the LLC had a payable of $167,675 due to the Manager and its affiliates primarily relating to administrative expense reimbursements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income or loss (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

As of June 30, 2011, the LLC had two floating-to-fixed interest rate swaps relating to ICON Senang, LLC and ICON Sebarok, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $27,256,797. These interest rate swaps have a maturity date of April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and six months ended June 30, 2011, the LLC recorded $133,420 and $290,561 of hedge ineffectiveness in earnings, respectively. For the six months ended June 30, 2011, the accumulated unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $842,000.

During the twelve months ending June 30, 2012, the LLC estimates that approximately $820,225 will be transferred from AOCI to interest expense.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(9)	Derivative Financial Instruments - continued

Non-designated Derivatives

The LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2011 and December 31, 2010:

		Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$964,109	$1,694,776

Derivatives not designated as hedging instruments:
Warrants	Other non-current assets, net	$64,263	$70,669		$-	$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2011:

Three Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(40,584)	Interest expense	$(312,928)	Gain on financial instruments	$133,420

Six Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(69,670)	Interest expense	$(659,729)	Gain on financial instruments	$290,561

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(9)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(705,885)	Interest expense	$(780,878)	Gain on financial instruments	$1,020,827

Six Months Ended June 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(1,250,601)	Interest expense	$(1,611,783)	Gain on financial instruments	$1,596,687

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the statements of operations for the three and six months ended June 30, 2011 of $3,666 and $6,406, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the statements of operations for the three and six months ended June 30, 2010 of $1,018,495 and $1,592,566, respectively. The loss recorded for the three and six months ended June 30, 2011 related to warrants. The gain (loss) recorded for the three months ended June 30, 2010 was comprised of a gain of $1,020,827 relating to interest rate swap contracts and a loss of $2,332 relating to warrants.  The gain (loss) recorded for the six months ended June 30, 2010 was comprised of a gain of $1,596,687 relating to interest rate swap contracts and a loss of $4,121 relating to warrants.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(9)	Derivative Financial Instruments – continued

As of June 30, 2011, the fair value of the derivatives in a liability position was $964,109. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2011, the termination value was $975,343.

(10)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and a (gain) on currency translation adjustments of $841,531 and ($67,328), respectively, at June 30, 2011 and accumulated losses on derivative financial instruments and currency translation adjustments of $1,431,590 and $308,034, respectively, at December 31, 2010.

Total comprehensive income for the three and six months ended June 30, 2011 was $2,405,637 and $17,378,064, respectively.  Total comprehensive loss for the three and six months ended June 30, 2010 was $6,586,155 and $8,814,414, respectively.

(11)	Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:

Warrants	$-	$-	$64,263	$64,263

Liabilities:

Derivative liabilities	$-	$964,109	$-	$964,109

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011:

	June 30, 2011	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$674,866	$-	$-	$674,866	$17,780

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010:

	June 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$1,387,006	$-	$1,387,006	$-	$517,432

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows, market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(11)	Fair Value Measurements - continued

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

	June 30, 2011
	Carrying Amount	Fair Value

Mortgage notes receivable and interest	$15,161,184	$15,214,644
Notes receivable	$18,442,181	$18,502,440

(12)	Commitments and Contingencies

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

The LLC has entered into remarketing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

From November 2010 through March 2011, the LLC, through its wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”) to unaffiliated third parties.  During June 2011, the LLC received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. The Manager believes any obligation to repay the seller's credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, the Manager agreed to a three party arbitration panel to hear such claims but to date ZIM has not filed any arbitration proceedings.  The Manager believes that ZIM’s claims are frivolous and intends to vigorously contest them in the event ZIM files an arbitration proceeding.  At this time the LLC is unable to predict the outcome of any threatened arbitration or loss therefrom, if any.

(13)	Subsequent Event

On July 1, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold certain telecommunications equipment to Global Crossing for the aggregate purchase price of approximately $1,084,000.

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

•
On February 28, 2011 and March 16, 2011, we sold the ICON European Container II Vessels to unaffiliated third parties for $11,250,000 per vessel. The proceeds of each sale were used to satisfy its obligations under a secured loan in the amounts of approximately $10,869,000 and $5,751,000, respectively.  As a result, we recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the first quarter of 2011.

•
During 2011, we, in conjunction with Fund Twelve, an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,403,000, of which our portion was approximately $407,000.  We recorded a loss of approximately $18,000 as a result of these transactions.

Notes Receivable

Effective January 1, 2011, we exchanged our 35% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes accrue interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Subsequent Event

On July 1, 2011, at the expiration of the lease and in accordance with its terms, we sold certain telecommunications equipment to Global Crossing for the aggregate purchase price of approximately $1,084,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We finance assets in diverse industries. The following tables set forth the types of assets financed by us that secure the investments in our portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Lumber processing equipment	$23,639,470	50%	$25,303,677	63%
Marine - Container Vessels	16,299,259	34%	8,212,089	20%
Auto parts manufacturing equipment	4,820,647	10%	4,418,395	11%
Point of sale equipment	2,142,922	5%	-	-
Telecommunications equipment	415,769	1%	2,501,005	6%
	$47,318,067	100%	$40,435,166	100%

 The net carrying value of our financing transactions include the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2011 Quarter	2010 Quarter
Teal Jones Group	Lumber processing equipment	52%	70%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	33%	-
W Forge Holdings	Forging equipment	-	14%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	16%
		85%	100%

Interest income from our notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to the operating leases in our portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Marine - Crude oil tanker	$65,816,985	88%	$68,772,998	87%
Plastic processing and printing equipment	8,188,145	11%	8,984,689	11%
Telecommunications equipment	1,083,397	1%	1,829,725	2%
	$75,088,527	100%	$79,587,412	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011 Quarter	2010 Quarter
Teekay Corporation	Marine - Crude oil tanker	72%	26%
Pliant Corporation	Plastic processing and printing equipment	17%	6%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	11%	4%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	-	39%
Top Tankers, Inc.	Marine - Product tankers	-	23%
		100%	98%
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

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Finance income	$1,876,717	$1,403,854	$472,863
Rental income	4,328,461	9,169,223	(4,840,762)
Time charter revenue	-	2,801,002	(2,801,002)
Loss from investments in joint ventures	(21,295)	(462,937)	441,642
Loss on assets held for sale	-	(120,168)	120,168
Net loss on lease termination	-	(218,890)	218,890

Total revenue	$6,183,883	$12,572,084	$(6,388,201)

Total revenue for the 2011 Quarter decreased $6,388,201, or 50.8%, as compared to the 2010 Quarter. The decrease in total revenue was primarily due to decreases in rental income and time charter revenue as a result of the sale of certain vessels during 2010 and 2011.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Management fees - Manager	$-	$186,728	$(186,728)
Administrative expense reimbursements - Manager	413,086	507,171	(94,085)
General and administrative	756,866	975,159	(218,293)
Vessel operating expense	-	3,580,958	(3,580,958)
Depreciation and amortization	2,303,690	10,250,311	(7,946,621)
Interest	593,528	1,964,220	(1,370,692)
Impairment loss	17,780	517,432	(499,652)
Gain on financial instruments	(129,754)	(1,018,495)	888,741
Loss on guaranty	-	1,355,738	(1,355,738)

Total expenses	$3,955,196	$18,319,222	$(14,364,026)

Total expenses for the 2011 Quarter decreased $14,364,026, or 78.4%, as compared to the 2010 Quarter. The decrease in total expenses was primarily due to a decrease in (i) depreciation and amortization expense, (ii) vessel operating expense and (iii) interest expense, as a result of the sale of certain vessels during 2010 and 2011. The decrease in total expenses was also due to the loss on guaranty recorded in the 2010 Quarter.

    Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2011 Quarter, the provision for income taxes was comprised of a provision of $198,784 in current taxes and a benefit of $37,887 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2011 Quarter is consistent with the 2010 Quarter.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2011 Quarter and the 2010 Quarter was $1,920,886 and ($6,018,811), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2011 Quarter and the 2010 Quarter was $5.24 and ($16.43), respectively.

Results of Operations for the Six Months Ended June 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Financing Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2011 Period	2010 Period
Teal Jones Group	Lumber processing equipment	52%	65%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	31%	-
Heuliez S.A	Auto parts manufacturing equipment	10%	-
W Forge Holdings	Forging equipment	-	18%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	17%
		93%	100%

Interest income from our notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011 Period	2010 Period
Teekay Corporation	Marine - Crude oil tanker	67%	26%
Pliant Corporation	Plastic processing and printing equipment	16%	6%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	10%	4%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	7%	39%
Top Tankers, Inc.	Marine - Product tankers	-	23%
		100%	98%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Finance income	$3,699,304	$3,169,109	$530,195
Rental income	9,307,745	18,612,659	(9,304,914)
Time charter revenue	-	5,711,479	(5,711,479)
Loss from investments in joint ventures	(19,463)	(144,352)	124,889
Loss on assets held for sale	-	(120,168)	120,168
Net loss on lease termination	-	(218,890)	218,890
Net gain on sales of leased equipment	11,411,941	-	11,411,941

Total revenue	$24,399,527	$27,009,837	$(2,610,310)

Total revenue for the 2011 Period decreased $2,610,310, or 9.7%, as compared to the 2010 Period. The decrease in total revenue was primarily due to decreases in rental income and time charter revenue as a result of the sale of certain vessels during 2010 and 2011, which was partially offset by the net gain on sales of leased equipment from the sale of the ICON European Container II Vessels during the 2011 Period.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Management fees - Manager	$-	$541,090	$(541,090)
Administrative expense reimbursements - Manager	671,095	844,995	(173,900)
General and administrative	1,525,562	1,612,002	(86,440)
Vessel operating expense	-	6,618,058	(6,618,058)
Depreciation and amortization	4,609,887	20,722,756	(16,112,869)
Interest	1,287,704	4,076,807	(2,789,103)
Impairment loss	17,780	517,432	(499,652)
Gain on financial instruments	(284,155)	(1,592,566)	1,308,411
Loss on guaranty	-	1,355,738	(1,355,738)

Total expenses	$7,827,873	$34,696,312	$(26,868,439)

Total expenses for the 2011 Period decreased $26,868,439, or 77.4%, as compared to the 2010 Period. The decrease in total expenses was primarily due to a decrease in (i) depreciation and amortization expense, (ii) vessel operating expense and (iii) interest expense, as a result of the sale of certain vessels during 2010 and the 2011 Period. The decrease in total expenses was also due to the loss on guaranty recorded in the 2010 Period.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2011 Period, the provision for income taxes was comprised of a provision of $214,080 in current taxes and a benefit of $55,069 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2011 Period increased $261,757 as compared to the 2010 Period due to the net gain recorded on the sale of certain assets of a joint venture during the 2011 Period.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2011 Period and the 2010 Period was $15,755,768 and ($8,186,832), respectively. Net income (loss) attributable to us per weighted average additional Share for the 2011 Period and the 2010 Period was $43.01 and ($22.35), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $19,669,283, from $158,213,941 at December 31, 2010 to $138,544,658 at June 30, 2011.  The decrease was primarily due to the sale of the ICON European Container II Vessels.  The resulting proceeds were used to satisfy our obligations related to our non-recourse debt during the 2011 Period.

Current Assets

Current assets decreased $11,274,039, from $28,682,953 at December 31, 2010 to $17,408,914 at June 30, 2011.  The decrease was primarily due to the sale of the ICON European Container II Vessels.  The resulting proceeds were used to satisfy our obligations related to our non-recourse debt during the 2011 Period.

Total Liabilities

Total liabilities decreased $28,120,319, from $58,004,423 at December 31, 2010 to $29,884,104 at June 30, 2011. The decrease was primarily due to satisfying our obligations in connection with the sale of the ICON European Container II Vessels and the scheduled repayments of our non-recourse debt during the 2011 Period.

Current Liabilities

Current liabilities increased $10,043,381, from $19,840,723 at December 31, 2010 to $29,884,104 at June 30, 2011. The increase was primarily due to scheduled repayments of our non-recourse debt maturing within the next twelve months which was previously classified as non-recourse long-term debt.

Equity

Equity increased $8,451,036, from $100,209,518 at December 31, 2010 to $108,660,554 at June 30, 2011. The increase was primarily due to the net income recorded during the 2011 Period, offset by distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $9,115,548 and $4,621,512. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our non-recourse long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow against our Facility, which replaced the loan facility provided under the Prior Loan Agreement (the “Prior Facility”) which was terminated on May 10, 2011.  For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2011, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,756,084, from $2,971,158 in the 2010 Period to $4,727,242 in the 2011 Period. Net cash provided by operating activities during the 2011 Period increased as a result of the increase in net income recorded during the 2011 Period.

Investing Activities

Cash provided by investing activities increased $16,815,785, from $9,955,810 in the 2010 Period to $26,771,595 in the 2011 Period. This increase was primarily due to the proceeds received from sales of leased equipment relating to the ICON European Container II Vessels and certain telecommunications equipment in the 2011 Period.

Financing Activities

Cash used in financing activities increased $4,833,723, from $22,178,505 in the 2010 Period to $27,012,228 in the 2011 Period. This increase was primarily due to satisfying our obligations related to our non-recourse long-term debt in connection with the sale of the ICON European Container II Vessels, which was partially offset by a decrease in cash distributions to our members.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2011 of $27,256,797. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $73,263, $7,253,116 and $1,600,649, respectively, for the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, we had non-recourse debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2011, our outstanding non-recourse long-term indebtedness, inclusive of certain accrued interest, was $27,256,797.  We are a party to the Facility, which replaced the facility provided under the Prior Loan Agreement, and had no borrowings under the Facility at June 30, 2011.

We have entered into remarketing agreements with certain third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties.  During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. The Manager believes any obligation to repay the seller's credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, the Manager agreed to a three party arbitration panel to hear such claims but to date ZIM has not filed any arbitration proceedings.  The Manager believes that ZIM’s claims are frivolous and intends to vigorously contest them in the event ZIM files an arbitration proceeding.  At this time we are unable to predict the outcome of any threatened arbitration or loss therefrom, if any.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the six months ended June 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2011.

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

10.6
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.7
Commercial Loan Agreement, by and between California Bank & Trust and ICON Leasing Fund Eleven, LLC, dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
       (Manager of the Registrant)

August 11, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance (Principal Accounting and Financial Officer)

29