Form 10-Q
period 2011-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2011-11-14
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 7, 2011 is 362,656.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
Assets

	September 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$8,749,333	$4,621,512
Current portion of notes receivable	5,337,062	1,520,408
Current portion of net investment in finance leases	4,947,356	4,795,901
Assets held for sale, net	611,546	16,004,231
Other current assets	284,540	1,740,901

Total current assets	19,929,837	28,682,953

Non-current assets:
Notes receivable, less current portion	12,532,598	6,691,681
Mortgage notes receivable	12,722,006	12,722,006
Net investment in finance leases, less current portion	10,526,076	14,705,170
Leased equipment at cost (less accumulated depreciation of
$31,641,611 and $29,762,549, respectively)	28,376,156	79,587,412
Investments in joint ventures	1,429,497	5,749,598
Deferred income taxes, net	997,748	1,026,931
Other non-current assets, net	3,360,076	9,048,190

Total non-current assets	69,944,157	129,530,988

Total Assets	$89,873,994	$158,213,941

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$24,472,965	$14,371,257
Revolving line of credit, recourse	-	1,450,000
Derivative instruments	637,723	1,694,776
Due to Manager and affiliates	100,596	286,590
Deferred revenue, accrued expenses and other liabilities	1,220,859	2,038,100

Total current liabilities	26,432,143	19,840,723

Non-current liabilities:
Long-term debt, less current portion	-	38,163,700

Total Liabilities	26,432,143	58,004,423

Commitments and contingencies (Note 12)

Equity:
Members' Equity:
Additional members	63,586,365	99,715,745
Manager	(2,585,677)	(2,220,734)
Accumulated other comprehensive loss	(852,173)	(1,739,624)

Total Members' Equity	60,148,515	95,755,387

Noncontrolling Interests	3,293,336	4,454,131

Total Equity	63,441,851	100,209,518

Total Liabilities and Equity	$89,873,994	$158,213,941

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Finance income	$1,764,909	$1,179,838	$5,464,213	$4,348,947
Rental income	3,845,336	9,134,541	13,153,081	27,747,200
Time charter revenue	-	2,571,479	-	8,282,958
Income (loss) from investments in joint ventures	7,636	216,134	(11,827)	71,782
Gain (loss) on settlement of interfund agreement	-	1,141,214	-	(214,524)
Loss on assets held for sale	-	-	-	(120,168)
Net loss on lease termination	-	-	-	(218,890)
Net gain on sales of leased equipment	-	-	11,411,941	-

Total revenue	5,617,881	14,243,206	30,017,408	39,897,305

Expenses:
Management fees - Manager	-	-	-	541,090
Administrative expense reimbursements - Manager	165,281	277,723	836,376	1,122,718
General and administrative	427,262	2,098,488	1,952,824	3,710,490
Vessel operating expense	-	3,034,607	-	9,652,665
Depreciation and amortization	1,923,964	10,618,410	6,533,851	31,341,166
Interest	537,541	1,731,381	1,825,245	5,808,188
Impairment loss	43,752,697	8,318,669	43,770,477	8,836,101
Gain on financial instruments	(57,900)	(269,864)	(342,055)	(1,862,430)

Total expenses	46,748,845	25,809,414	54,576,718	59,149,988

Loss before income taxes	(41,130,964)	(11,566,208)	(24,559,310)	(19,252,683)

Provision for income taxes	(12,005)	(96,420)	(171,016)	(201,659)

Net loss	(41,142,969)	(11,662,628)	(24,730,326)	(19,454,342)

Less: Net income attributable to noncontrolling interests	117,553	200,309	774,428	595,427

Net loss attributable to Fund Eleven	$(41,260,522)	$(11,862,937)	$(25,504,754)	$(20,049,769)

Net loss attributable to Fund Eleven allocable to:
Additional Members	$(40,847,917)	$(11,744,308)	$(25,249,706)	$(19,849,272)
Manager	(412,605)	(118,629)	(255,048)	(200,497)

	$(41,260,522)	$(11,862,937)	$(25,504,754)	$(20,049,769)

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,681

Net loss attributable to Fund Eleven per weighted
average additional share of limited liability company
interests outstanding	$(112.64)	$(32.38)	$(69.62)	$(54.73)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive (Loss) Income	Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	362,656	$99,715,745	$(2,220,734)	$(1,739,624)	$95,755,387	$4,454,131	$100,209,518

Comprehensive income:
Net income	-	13,696,533	138,349	-	13,834,882	509,971	14,344,853
Change in valuation of derivative instruments	-	-	-	317,715	317,715	-	317,715
Currency translation adjustments	-	-	-	309,859	309,859	-	309,859
Total comprehensive income	-	-	-	627,574	14,462,456	509,971	14,972,427
Cash distributions	-	(3,626,558)	(36,632)	-	(3,663,190)	(1,266,075)	(4,929,265)

Balance, March 31, 2011 (unaudited)	362,656	109,785,720	(2,119,017)	(1,112,050)	106,554,653	3,698,027	110,252,680

Comprehensive income:
Net income	-	1,901,677	19,209	-	1,920,886	146,904	2,067,790
Change in valuation of derivative instruments	-	-	-	272,344	272,344	-	272,344
Currency translation adjustments	-	-	-	65,503	65,503	-	65,503
Total comprehensive income	-	-	-	337,847	2,258,733	146,904	2,405,637
Cash distributions	-	(3,626,558)	(36,631)	-	(3,663,189)	(334,574)	(3,997,763)

Balance, June 30, 2011 (unaudited)	362,656	108,060,839	(2,136,439)	(774,203)	105,150,197	3,510,357	108,660,554

Comprehensive (loss) income:
Net (loss) income	-	(40,847,917)	(412,605)	-	(41,260,522)	117,553	(41,142,969)
Change in valuation of derivative instruments	-	-	-	289,761	289,761	-	289,761
Currency translation adjustments	-	-	-	(367,731)	(367,731)	-	(367,731)
Total comprehensive (loss) income	-	-	-	(77,970)	(41,338,492)	117,553	(41,220,939)
Cash distributions	-	(3,626,558)	(36,632)	-	(3,663,190)	(334,574)	(3,997,764)

Balance, September 30, 2011 (unaudited)	362,656	$63,586,365	$(2,585,677)	$(852,173)	$60,148,515	$3,293,336	$63,441,851

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(24,730,326)	$(19,454,342)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Finance income	(1,128,857)	(1,363,824)
Rental income paid directly to lenders by lessees	(9,248,000)	(9,180,000)
Loss (income) from investments in joint ventures	11,827	(71,782)
Net gain on sales of leased equipment	(11,411,941)	-
Loss on assets held for sale	-	120,168
Net loss on lease termination	-	218,890
Depreciation and amortization	6,533,851	31,341,166
Impairment loss	43,770,477	8,836,101
Amortization of deferred time charter expense	-	466,331
Interest expense on financing paid directly to lenders by lessees	1,586,457	2,614,921
Interest expense from amortization of debt financing costs	84,036	209,585
Gain on financial instruments	(342,055)	(1,862,430)
Loss on settlement of interfund agreement	-	214,524
Deferred tax provision (benefit)	12,020	(152,367)
Changes in operating assets and liabilities:
Collection of finance leases	3,771,559	8,011,233
Accounts receivable	(1,695)	(418,341)
Other assets, net	(1,012,639)	(11,963,985)
Payables, deferred revenue and other current liabilities	(1,300,663)	(481,541)
Due to/from Manager and affiliates	(209,820)	(165,482)
Distributions from joint ventures	22,475	788,828

Net cash provided by operating activities	6,406,706	7,707,653

Cash flows from investing activities:
Proceeds from sales of leased equipment	25,994,871	217,600
Repayments of notes receivable	2,036,131	10,015,000
Distributions received from joint ventures in excess of profits	696,871	2,971,175
Other assets	(3,414)	(517)

Net cash provided by investing activities	28,724,459	13,203,258

Cash flows from financing activities:
Repayments of long-term debt	(16,635,200)	(1,335,000)
Repayments of revolving line of credit, recourse	(1,450,000)	(2,260,000)
Repurchase of additional shares of limited liability company interests	-	(333,216)
Cash distributions to members	(10,989,569)	(25,005,490)
Distributions to noncontrolling interests	(1,935,223)	(2,675,814)

Net cash used in financing activities	(31,009,992)	(31,609,520)

Effects of exchange rates on cash and cash equivalents	6,648	12,961

Net increase (decrease) in cash and cash equivalents	4,127,821	(10,685,648)
Cash and cash equivalents, beginning of period	4,621,512	18,615,323

Cash and cash equivalents, end of period	$8,749,333	$7,929,675

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$159,468	$2,197,536

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on long-term debt directly to lenders by lessees	$9,248,000	$9,180,000

Exchange of noncontrolling interest in a joint venture for notes receivable	$3,588,928	$-

Investment in ICON MW, LLC	$-	$1,051,201

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.  Interest and other income has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for the LLC’s consolidated financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Notes Receivable

Effective January 1, 2011, the LLC exchanged its 35% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes bear interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(2)	Notes Receivable - continued

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or the note should be restructured.  As of September 30, 2011 and December 31, 2010, the Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income in the consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2011	2010
Minimum rents receivable	$14,664,892	$18,357,633
Estimated residual values	3,122,677	4,404,224
Initial direct costs, net	123,585	211,846
Unearned income	(2,437,722)	(3,472,632)

Net investment in finance leases	15,473,432	19,501,071

Less: Current portion of net investment in finance leases	4,947,356	4,795,901

Net investment in finance leases, less current portion	$10,526,076	$14,705,170

On January 3, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $2,077,000. As a result, the LLC recorded a net gain on the sale of this leased equipment of approximately $779,000 during the first quarter of 2011.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2011	2010

Marine vessels	$47,045,935	$90,798,632
Manufacturing equipment	12,971,832	12,971,831
Telecommunications equipment	-	5,579,498

	60,017,767	109,349,961

Less: Accumulated depreciation	31,641,611	29,762,549

	$28,376,156	$79,587,412

Depreciation expense was $1,876,277 and $10,555,597 for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $6,375,162 and $31,164,541 for the nine months ended September 30, 2011 and 2010, respectively.

On July 1, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold telecommunications equipment to Global Crossing for the net book value of such equipment of approximately $1,084,000.  As a result, no gain or loss was recognized.

On November 4, 2011 the LLC sold the crude oil tanker, the Sebarok Spirit, for approximately $7,517,000.  As a result, the LLC recorded an impairment charge of approximately $19,900,000 during the three months ended September 30, 2011.  Simultaneous with the sale, the LLC satisfied the remaining third party debt.

As a result of negotiating the terms of sale of the Sebarok Spirit, the Manager modified the exit strategy related to the LLC’s investment in the crude oil tanker, the Senang Spirit and determined that its net book value exceeded its fair value.  As a result, the LLC recorded a non-cash impairment charge of approximately $23,900,000 during the three months ended September 30, 2011.

(5)	Assets Held for Sale

On February 28, 2011 and March 16, 2011, the LLC sold the container vessels, the M/V ZIM Hong Kong and the M/V ZIM Israel (collectively, the “ICON European Container II Vessels”) to unaffiliated third parties for $11,250,000 per vessel. The proceeds of each sale were used to satisfy the LLC’s obligations under a secured loan agreement in the amounts of approximately $10,869,000 and $5,751,000, respectively.  As a result, the LLC recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the first quarter of 2011.

During 2011, the LLC, in conjunction with ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, sold certain parcels of real property for a net purchase price of approximately $1,403,000, of which the LLC’s portion was approximately $407,000.  The LLC recorded a loss of approximately $18,000 as a result of these transactions.

(6)	Long-Term Debt

As of September 30, 2011 and December 31, 2010, the LLC had outstanding long-term debt obligations of $24,472,965 and $52,534,957, respectively, which mature on April 11, 2012 and bear interest at a rate of 6.125% per year, fixed after giving effect to the respective interest rate swap agreements.

On February 28, 2011 and March 16, 2011, the LLC sold the ICON European Container II Vessels and used the proceeds to satisfy its obligations under a secured loan agreement in the amounts of approximately $10,869,000 and $5,751,000, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(7)	Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust ("CB&T"). The Loan Agreement provides for a revolving line of credit of up to $5,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest. As of September 30, 2011, the LLC had $5,000,000 available under the Facility.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.  At September 30, 2011, there were no obligations outstanding under the Loan Agreement.

Effective September 30, 2011, the requirement to comply with a covenant in the Loan Agreement was waived and amended for future periods. As of September 30, 2011, the LLC was in compliance with all other covenants under the Loan Agreement.

(8)	Transactions with Related Parties

During the three and nine months ended September 30, 2011, the Manager suspended collection of management fees.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Manager	Management fees (1) (2)	$-	$-	$-	$541,090
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	165,281	277,723	836,376	1,122,718
			$165,281	$277,723	$836,376	$1,663,808

(1) Charged directly to operations.
(2) The Manager suspended the collection of management fees in the amount of $305,733 and $952,308 during the three and nine months ended September 30, 2011, respectively. The Manager suspended the collection of a portion of its management fees in the amount of $552,161and $1,044,850 during the three and nine months ended September 30, 2010, respectively.

At September 30, 2011, the LLC had a payable of $100,596 due to the Manager and its affiliates primarily relating to administrative expense reimbursements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(9)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2011, the LLC had two floating-to-fixed interest rate swaps relating to ICON Senang, LLC and ICON Sebarok, LLC designated and qualifying as cash flow hedges with an aggregate notional amount of approximately $24,472,965. These interest rate swaps have a maturity date of April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the three and nine months ended September 30, 2011, the LLC recorded $122,163 and $412,724 of hedge ineffectiveness in earnings, respectively. As of September 30, 2011, the accumulated unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $552,000.

During the twelve months ending September 30, 2012, the LLC estimates that approximately $552,000 will be transferred from AOCI to interest expense.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(9)	Derivative Financial Instruments - continued

Non-designated Derivatives

The LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the warrants were recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2011 and December 31, 2010:

		Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$637,723	$1,694,776

Derivatives not designated as hedging instruments:
Warrants	Other non-current assets, net	$-	$70,669		$-	$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011:

Three Months Ended September 30, 2011

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(5,668)	Interest expense	$(295,429)	Gain on financial instruments	$122,163

Nine Months Ended September 30, 2011

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(75,338)	Interest expense	$(955,158)	Gain on financial instruments	$412,724

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(9)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010:

Three Months Ended September 30, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(30,195)	Interest expense	$(739,344)	Gain on financial instruments	$-

Nine Months Ended September 30, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(1,280,796)	Interest expense	$(2,351,127)	Gain on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011 of $64,263 and $70,669, respectively. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 of $159,329 and $519,960, respectively. The net loss recorded for the three and nine months ended September 30, 2011 related to warrants. The net gain (loss) recorded for the three months ended September 30, 2010 was comprised of a gain of $161,619 relating to interest rate swap contracts and a loss of $2,290 relating to warrants.  The net gain (loss) recorded for the nine months ended September 30, 2010 was comprised of a gain of $526,371 relating to interest rate swap contracts and a loss of $6,411 relating to warrants.

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

As of September 30, 2011, the fair value of the derivatives in a liability position was $637,723. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2011, the termination value was $643,234.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(10)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments and accumulated unrealized loss on currency translation adjustments of $551,770 and $300,403 respectively, at September 30, 2011 and accumulated unrealized losses on derivative financial instruments and currency translation adjustments of $1,431,590 and $308,034, respectively, at December 31, 2010.

Total comprehensive loss for the three and nine months ended September 30, 2011 was $41,220,939 and $23,842,875, respectively.  Total comprehensive loss for the three and nine months ended September 30, 2010 was $10,079,850 and $18,894,264, respectively.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$637,723	$-	$637,723

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011:

	September 30, 2011	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$611,546	$-	$-	$611,546	$17,780
Leased equipment at cost	$20,586,282	$-	$20,586,282	$-	$43,752,697

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010:

	September 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$7,916,826	$-	$7,916,826	$-	$919,686
Leased equipment at cost	$19,831,641	$-	$-	$19,831,641	$7,916,415

The LLC’s non-financial assets are valued using observable or unobservable market parameters and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows, market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(11)	Fair Value Measurements - continued

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s debt approximates its fair value due to its floating interest rates. The estimated fair value of the LLC’s notes receivable and mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	September 30, 2011
	Carrying Amount	Fair Value

Mortgage notes receivable and interest	$15,361,840	$15,430,504
Notes receivable	$17,869,660	$17,909,794

(12)	Commitments and Contingencies

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

From November 2010 through March 2011, the LLC, through its wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”) to unaffiliated third parties.  During June 2011, the LLC received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  The Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, the Manager agreed to a three party arbitration panel to hear such claims but, to date, ZIM has not filed any arbitration proceedings.  The Manager believes that ZIM’s claims are frivolous and intends to vigorously contest them in the event ZIM files an arbitration proceeding.  At this time, the LLC is unable to predict the outcome of any threatened arbitration or loss therefrom, if any.

On October 21, 2011, the Chapter 11 bankruptcy trustee for Equipment Acquisition Resources, Inc. (“EAR”) filed an Adversary Complaint against ICON EAR, LLC and ICON EAR II, LLC (collectively, “ICON EAR”) seeking the recovery of certain funds that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

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

Dispositions and Impairments

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

•
During 2011, we, in conjunction with Fund Twelve, sold certain parcels of real property for a net purchase price of approximately $1,403,000, of which our portion was approximately $407,000.  We recorded a loss of approximately $18,000 as a result of these transactions.

•	On July 1, 2011, at the expiration of the lease and in accordance with its terms, we sold telecommunications equipment to Global Crossing for approximately $1,084,000. No gain or loss was recognized.

•
On November 4, 2011 we sold the crude oil tanker, the Sebarok Spirit, for approximately $7,517,000.  As a result, we recorded an impairment charge of approximately $19,900,000 during the three months ended September 30, 2011.  Simultaneous with the sale, the LLC satisfied the remaining third party debt.

•
As a result of negotiating the terms of sale of the Sebarok Spirit, our Manager modified the exit strategy related to our investment in the crude oil tanker, the Senang Spirit and determined that its net book value exceeded its fair value.  As a result, we recorded a non-cash impairment charge of approximately $23,900,000 during the three months ended September 30, 2011.

Notes Receivable

Effective January 1, 2011, we exchanged our 35% ownership interest in a joint venture for its proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes bear interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We finance assets in diverse industries. The following tables set forth the types of assets financed by us that secure the investments in our portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
		Total		Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Lumber processing equipment	$23,689,553	51%	$25,303,677	63%
Marine - Container Vessels	16,222,007	35%	8,212,089	20%
Auto parts manufacturing equipment	4,505,885	10%	4,418,395	11%
Point of sale equipment	1,647,653	4%	-	-
Telecommunications equipment	-	-	2,501,005	6%
	$46,065,098	100%	$40,435,166	100%

 The net carrying value of our financing transactions include the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Teal Jones Group	Lumber processing equipment	53%	83%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	34%	-
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	15%
		87%	98%

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
		Total		Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Marine - Crude oil tanker	$20,586,282	73%	$68,772,998	87%
Plastic processing and printing equipment	7,789,874	27%	8,984,689	11%
Telecommunications equipment	-	-	1,829,725	2%
	$28,376,156	100%	$79,587,412	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income

Customer	Asset Type	2011 Quarter	2010 Quarter
Teekay Corporation	Marine - Crude oil tanker	81%	27%
Pliant Corporation	Plastic processing and printing equipment	19%	6%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	-	40%
Top Tankers, Inc.	Marine - Product tankers	-	22%
		100%	95%

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

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Finance income	$1,764,909	$1,179,838	$585,071
Rental income	3,845,336	9,134,541	(5,289,205)
Time charter revenue	-	2,571,479	(2,571,479)
Income from investments in joint ventures	7,636	216,134	(208,498)
Gain on settlement of interfund agreement	-	1,141,214	(1,141,214)

Total revenue	$5,617,881	$14,243,206	$(8,625,325)

      Total revenue for the 2011 Quarter decreased $8,625,325, or 60.6%, as compared to the 2010 Quarter. The decrease in total revenue was primarily due to decreases in rental income and time charter revenue as a result of the sale of certain vessels during 2010 and 2011. Additionally, total revenue decreased due to a gain on settlement of an interfund agreement recorded during the 2010 Quarter.  There was no comparable gain recorded during the 2011 Quarter.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Administrative expense reimbursements - Manager	$165,281	$277,723	$(112,442)
General and administrative	427,262	2,098,488	(1,671,226)
Vessel operating expense	-	3,034,607	(3,034,607)
Depreciation and amortization	1,923,964	10,618,410	(8,694,446)
Interest	537,541	1,731,381	(1,193,840)
Impairment loss	43,752,697	8,318,669	35,434,028
Gain on financial instruments	(57,900)	(269,864)	211,964

Total expenses	$46,748,845	$25,809,414	$20,939,431

Total expenses for the 2011 Quarter increased $20,939,431, or 81.1%, as compared to the 2010 Quarter. The increase in total expenses was primarily due to the increased impairment loss related to the Senang Sprit and Sebarok Spirit vessels during the 2011 Quarter.  This increase was partially offset by a decrease in (i) depreciation and amortization expense, (ii) vessel operating expense and (iii) interest expense, all of which are a result of the sale of certain vessels during 2010 and 2011.

    Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2011 Quarter, the provision for income taxes was comprised of a benefit of $107,207 in current taxes and a provision of $119,212 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2011 Quarter is consistent with the 2010 Quarter.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2011 Quarter and the 2010 Quarter was $41,260,522 and $11,862,937, respectively. Net loss attributable to us per weighted average additional share of limited liability company interests outstanding (“Share”) for the 2011 Quarter and the 2010 Quarter was $112.64 and $32.38, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Financing Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income

Customer	Asset Type	2011 Period	2010 Period
Teal Jones Group	Lumber processing equipment	52%	70%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	32%	-
Heuliez S.A	Auto parts manufacturing equipment	10%	-
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	16%
W Forge Holdings	Forging equipment	-	14%
		94%	100%

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

Operating Lease Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income

Customer	Asset Type	2011 Period	2010 Period
Teekay Corporation	Marine - Crude oil tanker	71%	26%
Pliant Corporation	Plastic processing and printing equipment	17%	6%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	5%	39%
Top Tankers, Inc.	Marine - Product tankers	-	23%
		93%	94%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Finance income	$5,464,213	$4,348,947	$1,115,266
Rental income	13,153,081	27,747,200	(14,594,119)
Time charter revenue	-	8,282,958	(8,282,958)
(Loss) income from investments in joint ventures	(11,827)	71,782	(83,609)
Loss on settlement of interfund agreement	-	(214,524)	214,524
Loss on assets held for sale	-	(120,168)	120,168
Net loss on lease termination	-	(218,890)	218,890
Net gain on sales of leased equipment	11,411,941	-	11,411,941

Total revenue	$30,017,408	$39,897,305	$(9,879,897)

Total revenue for the 2011 Period decreased $9,879,897, or 24.8%, as compared to the 2010 Period. The decrease in total revenue was primarily due to decreases in rental income and time charter revenue as a result of the sale of certain vessels during 2010 and 2011, which was offset by a net gain on sales of leased equipment relating to certain vessels during the 2011 Period.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Management fees - Manager	$-	$541,090	$(541,090)
Administrative expense reimbursements - Manager	836,376	1,122,718	(286,342)
General and administrative	1,952,824	3,710,490	(1,757,666)
Vessel operating expense	-	9,652,665	(9,652,665)
Depreciation and amortization	6,533,851	31,341,166	(24,807,315)
Interest	1,825,245	5,808,188	(3,982,943)
Impairment loss	43,770,477	8,836,101	34,934,376
Gain on financial instruments	(342,055)	(1,862,430)	1,520,375

Total expenses	$54,576,718	$59,149,988	$(4,573,270)

Total expenses for the 2011 Period decreased $4,573,270, or 7.7%, as compared to the 2010 Period. The decrease in total expenses was primarily due to a decrease in (i) depreciation and amortization expense, (ii) vessel operating expense and (iii) interest expense, all of which are a result of the sale of certain vessels during 2010 and the 2011 Period.  These decreases were partially offset by an increase in impairment loss related to the Senang Spirit and Sebarok Spirit vessels during the 2011 Period.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2011 Period, the provision for income taxes was comprised of a provision of $41,765 in current taxes and a provision of $129,251 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2011 Period increased $179,001 as compared to the 2010 Period due to the net gain recorded on the sale of certain assets of a joint venture during the 2011 Period.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2011 Period and the 2010 Period was $25,504,754 and $20,049,769, respectively. Net loss attributable to us per weighted average additional Share for the 2011 Period and the 2010 Period was $69.62 and $54.73, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2011 compared to December 31, 2010.

Total Assets

Total assets decreased $68,339,947, from $158,213,941 at December 31, 2010 to $89,873,994 at September 30, 2011.  The decrease was primarily due to the impairment of the Senang Spirit and Sebarok Spirit vessels, the cash distributions to our members, the continuing depreciation of our assets and the sale of the ICON European Container II Vessels.  The resulting proceeds from the sale were used to satisfy our obligations related to our long-term debt during the 2011 Period.

Current Assets

Current assets decreased $8,753,116, from $28,682,953 at December 31, 2010 to $19,929,837 at September 30, 2011.  The decrease was primarily due to the sale of the ICON European Container II Vessels which were classified as Assets Held for Sale at December 31, 2010.  The resulting proceeds were used to satisfy our obligations related to our long-term debt during the 2011 Period.

Total Liabilities

Total liabilities decreased $31,572,280, from $58,004,423 at December 31, 2010 to $26,432,143 at September 30, 2011. The decrease was primarily due to satisfying our obligations in connection with the sale of the ICON European Container II Vessels and the scheduled repayments of our long-term debt during the 2011 Period.

Current Liabilities

Current liabilities increased $6,591,420, from $19,840,723 at December 31, 2010 to $26,432,143 at September 30, 2011. The increase was primarily due to the scheduled increase in repayments of our long-term debt within the next twelve months.

Equity

Equity decreased $36,767,667, from $100,209,518 at December 31, 2010 to $63,441,851 at September 30, 2011. The decrease was primarily due to the net loss recorded during the 2011 Period and distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $8,749,333 and $4,621,512. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our Facility.  For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2011, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,300,947, from $7,707,653 in the 2010 Period to $6,406,706 in the 2011 Period.  Net cash provided by operating activities during the 2011 Period decreased primarily as a result of the decrease in the receipt of cash from finance leases.

Investing Activities

Cash provided by investing activities increased $15,521,201, from $13,203,258 in the 2010 Period to $28,724,459 in the 2011 Period. This increase was primarily due to the proceeds received from sales of leased equipment relating to the ICON European Container II Vessels and certain telecommunications equipment in the 2011 Period offset by a reduction of principal repayment on notes receivable and distributions from joint ventures in excess of profits.

Financing Activities

Cash used in financing activities decreased $599,528, from $31,609,520 in the 2010 Period to $31,009,992 in the 2011 Period. This decrease was primarily due to a decrease in cash distributions to our members offset by an increase in principal repayments of our long-term debt.

Financings and Borrowings

Long-Term Debt

We had long-term debt obligations at September 30, 2011 of $24,472,965, all of which was classified as a current liability. Most of our long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. Other obligations will be satisfied using the proceeds from the ultimate sale of the asset or cash on hand.

Distributions

We, at our Manager’s discretion, pay monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and we expect to continue to pay such distributions until the end of our operating period. We paid distributions to our Manager, additional members and noncontrolling interests of $109,895, $10,879,674 and $1,935,223, respectively, for the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, we had long-term debt obligations. The lender has a security interest in the majority of the equipment collateralizing each long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the long-term debt. At September 30, 2011, our outstanding long-term indebtedness, inclusive of certain accrued interest, was $24,472,965.  We are a party to the Facility and had no borrowings under the Facility at September 30, 2011.

We have entered into remarketing agreements with certain third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties.  During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims but, to date, ZIM has not filed any arbitration proceedings.  Our Manager believes that ZIM’s claims are frivolous and intends to vigorously contest them in the event ZIM files an arbitration proceeding.  At this time, we are unable to predict the outcome of any threatened arbitration or loss therefrom, if any.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an Adversary Complaint against ICON EAR seeking the recovery of certain funds that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint seeks the imposition of constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, our Manager is unable to predict the outcome of this action or loss therefrom, if any.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any shares during the three months ended September 30, 2011.

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

Novermber 10, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance (Principal Accounting and Financial Officer)

29