Form 10-K
period 2011-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2012-03-30
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-51916

ICON Leasing Fund Eleven, LLC
 (Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on March 16, 2012 is 362,656.

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

We are currently in our operating period, which is scheduled to end in April 2015.  The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.  Our offering period began in April 2005 and ended in April 2007.  We initially offered shares of limited liability company interests (“Shares”) with the intention of raising up to $200,000,000 of capital.  On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our limited liability company agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members.  We filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of Shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commenced the offering of the additional 175,000 Shares thereafter.

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993.  Through December 31, 2011, we repurchased 2,543 Shares, bringing the total number of outstanding Shares to 362,656.  During the period from May 6, 2005 through December 31, 2007, we paid the following commissions and fees in connection with the offering of Interests:  (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expense allowance to our Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities.

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

(2) Operating Period: After the close of the offering period on April 21, 2007, we reinvested and continue to reinvest the cash generated from our investments to the extent that cash is not used for our expenses, reserves and distributions to members. The operating period is scheduled to end in April 2015.  The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.

(3) Liquidation Period: After the operating period, we will sell any remaining assets. Our intention is to complete the liquidation period as shortly after the end of the operating period as possible.

At December 31, 2011 and 2010, we had total assets of $72,232,367 and $158,213,941, respectively. For the year ended December 31, 2011, two lessees accounted for approximately 82.8% of our total rental and finance income of $17,720,522. We had a net loss attributable to us for the year ended December 31, 2011 of $25,563,426. For the year ended December 31, 2010, two lessees accounted for approximately 80.1% of our total rental and finance income of $37,221,483.   We had a net loss attributable to us for the year ended December 31, 2010 of $6,696,493. For the year ended December 31, 2009, three lessees accounted for approximately 63.0% of our total rental and finance income of $66,647,989. We had a net loss attributable to us for the year ended December 31, 2009 of $45,095,916.

At December 31, 2011, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Lumber Processing Equipment

•
Equipment, plant and machinery that is subject to a lease with The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”). The lease expires in November 2013. We also hold a related mortgage note receivable that is due on December 1, 2013.

Marine Vessels

•	An Aframax product tanker, the Senang Spirit, which is subject to a bareboat charter that expires in April 2012.

Manufacturing Equipment

•	Auto parts manufacturing equipment, which was purchased from and leased back to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). The leases expire on December 31, 2014.

•	A 6.33% ownership interest in machining and metal working equipment subject to a forty-eight month lease that expires on December 31, 2013.

•
Through a wholly-owned subsidiary as well as through a joint venture, we own real property related to previous leases with Equipment Acquisition Resources, Inc. (“EAR”), which filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 23, 2009.

•	A 55% ownership interest in manufacturing equipment, which is subject to a 60-month lease with Pliant Corporation that expires on September 30, 2013.

Notes Receivable

•	A 35% ownership interest in four promissory notes issued by Northern Capital Associates XIV, L.P. The notes are secured by an underlying pool of leases for point-of-sale equipment.

•	Two notes receivable from ZIM Integrated Shipping Services Ltd. (“ZIM”), which bear interest at 15% per year and are scheduled to mature on September 30, 2014.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2011, 2010 and 2009, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K.  Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenue in geographic areas outside of the United States. For additional information, see Note 17 to our consolidated financial statements.

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2011, our Manager manages or is the investment manager or managing trustee of six other public equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees are also officers and employees of our Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Manager’s and its affiliates’ current business plan entails sponsoring, managing and/or distributing other investment products, including, but not limited to, oil and gas funds, business development companies and real estate investment trusts.

As a result, the time and resources that our Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities.

Our Manager and its affiliates will receive expense reimbursements and substantial fees from us.

The expense reimbursements and fees of our Manager and its affiliates were established by our Manager in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on April 21, 2005, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our LLC Agreement.  In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our additional members, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments.

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

We rely on our systems, certain affiliates' employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

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

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to our long-term debt, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  We are liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to the revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Not applicable.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 16, 2012
Manager (as a member)	1
Additional members	8,782

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted through April 2012.  We paid distributions to additional members totaling $14,506,232, $33,005,773 and $33,047,095 for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, we paid our Manager distributions of $146,527, $333,391 and $333,811 for the years ended December 31, 2011, 2010 and 2009, respectively.  The terms of our revolving line of credit with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to NASD Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $155.65 per Share as of December 31, 2011.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $155.65 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

     The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $155.65 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  However, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Total revenue	$34,528,747	$65,363,792	$103,194,237	$86,766,901	$117,617,106
Net loss attributable to Fund Eleven	$(25,563,426)	$(6,696,493)	$(45,095,916)	$(5,797,721)	$(2,478,993)
Net loss attributable to Fund Eleven allocable to additional members	$(25,307,792)	$(6,629,528)	$(44,644,957)	$(5,739,744)	$(2,454,203)
Net loss attributable to Fund Eleven allocable to the Manager	$(255,634)	$(66,965)	$(450,959)	$(57,977)	$(24,790)

Weighted average number of additional shares
of limited liability company interests outstanding	$362,656	$362,674	363,139	363,414	352,197
Net loss attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(69.78)	$(18.28)	$(122.94)	$(15.79)	$(6.97)

Distributions to additional members	$(14,506,232)	$33,005,773	$33,047,095	$33,072,923	$37,151,073
Distributions per weighted average additional
share of limited liability company interests	$(40.00)	$91.01	$91.00	$91.01	$105.48
Distributions to the Manager	$(146,527)	$333,391	$333,811	$334,071	$375,190

	December 31,
	2011	2010	2009	2008	2007
Total assets	$72,232,367	$158,213,941	$272,120,852	$408,178,159	$595,752,005
Long term debt	$10,855,350	$53,984,957	$117,199,058	$168,449,633	$285,494,408
Members' equity	$56,622,685	$95,755,387	$136,378,244	$210,185,781	$261,223,876

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

 We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases, other financing transactions, and residual ownership rights in leased equipment from time to time until April 2015.  The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.

Current Business Environment

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

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2011, 2010 and 2009:

Marine Vessels

Container Vessels

We owned four container vessels, the ZIM Andaman Sea, the ZIM Japan Sea, the ZIM Hong Kong and the ZIM Israel.  The bareboat charters expired between November 2010 and January 2011.  Each bareboat charter was with ZIM.

During the year ended December 31, 2009, in light of developments in the market for containership vessels and the related impact on the shipping industry, our Manager reviewed our investments in these vessels. Based on our Manager’s review, the net book value exceeded the fair value and, as a result, we recognized an impairment charge of approximately $35,147,000.

On October 30, 2009, we amended the bareboat charters to restructure ZIM’s payment obligations so that we would continue to receive payments subsequent to the end of each bareboat charter in November 2010 and January 2011, through September 30, 2014.

On November 10, 2010 and on November 22, 2010, we sold the ZIM Japan Sea and the ZIM Andaman Sea, respectively for $11,250,000 per vessel. The proceeds of the sales were used to make prepayments of long-term debt secured by the vessels.  As a result of the sales of ZIM Japan Sea and ZIM Andaman Sea, the related interest rate swap contract was settled. We recorded a gain on the sale of leased equipment of approximately $14,618,000 for the year ended December 31, 2010.

On February 28, 2011 and March 16, 2011, we sold the ZIM Hong Kong and ZIM Israel, respectively for $11,250,000 per vessel. The aggregate proceeds of the sale of approximately $16,620,000 were used to satisfy the long-term debt secured by the vessels.  As a result, we recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the year ended December 31, 2011.

Handymax Product Tankers

      We owned four handymax product tankers that were subject to bareboat charters with subsidiaries of Top Ships Inc. (“Top Ships”).  The bareboat charters were scheduled to expire in February 2011.

On June 24, 2009, we terminated the bareboat charters at the request of Top Ships.  As consideration for the bareboat charter termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the long-term debt, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority long-term debt obligations of $10,000,000 and, (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, we were assigned the rights to the underlying time charter for each bareboat charter. The time charters expired at various dates from May 2010 to November 2010. As a result of the bareboat charter terminations, we recorded a net gain on lease termination of approximately $25,142,000 during the year ended December 31, 2009.

During the year ended December 31, 2009, in light of developments in the market for product tankers and the related impact on the shipping industry, our Manager reviewed our investment in the M/T Faithful, which was subject to a time charter. Based on our Manager’s review, the net book value exceeded the undiscounted cash flows and exceeded the fair value and, as a result, we recognized an impairment charge of approximately $5,827,000.

On September 23, 2009, we defaulted on the long-term secured loan with BNP Paribas, due to the failure to make required payments under the loan agreement. On April 1, 2010, we amended the terms of the loan. In connection with the amendment, BNP Paribas agreed to waive all defaults under the loan and we paid $1,000,000 towards repayment of the outstanding balance of the long-term debt related to the vessels and paid $3,000,000 towards funding the operation of the vessels.

On September 30, 2010, we entered into a memorandum of agreement to sell the M/T Faithful and recorded an impairment charge of approximately $402,000 related to the proposed sale. On October 13, 2010, we sold M/T Faithful and recorded a loss on sale of leased equipment of approximately $281,000 for the year ended December 31, 2010.  As a result of the loss on sale of the M/T Faithful in the third quarter of 2010, our Manager determined that an indicator of impairment existed. As a result, our Manager reviewed our remaining investments in the remaining vessels. Based on our Manager’s review, the net book value exceeded the remaining undiscounted cash flows and exceeded the fair value of the remaining vessels. As a result, we recognized an additional impairment charge of approximately $7,753,000 during the third quarter of 2010.  On December 24, 2010, we sold the three remaining vessels to an unaffiliated third party.  As a result, we were released from our obligations as borrowers under the long-term secured loan and recorded a gain of approximately $3,095,000 for the year ended December 31, 2010.

Aframax Product Tankers

We owned two aframax product tankers, the Senang Spirit and the Sebarok Spirit, subject to bareboat charters with an affiliate of Teekay Corporation through April 2012.

On November 4, 2011 we sold the Sebarok Spirit for approximately $7,517,000.  As a result, we recorded an impairment charge of approximately $19,900,000 during the year ended December 31, 2011.  Simultaneous with the sale, we satisfied the remaining third party debt.

As a result of negotiating the terms of sale of the Sebarok Spirit, we modified the exit strategy related to our investment in the Senang Spirit and determined that its net book value exceeded its fair value.  As a result, we recorded an impairment charge of approximately $23,900,000 during the year ended December 31, 2011.

Telecommunications Equipment

We, along with ICON Income Fund Ten (“Fund Ten”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by our Manager, owned ICON Global Crossing, LLC (“ICON Global Crossing”), with ownership interests of 61.39%, 30.62% and 7.99%, respectively.  On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing to Global Crossing for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease. We recorded a gain of approximately $111,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.  In addition, we sold our 61.39% membership interest in ICON Global Crossing and we deconsolidated ICON Global Crossing in 2009.

On October 29, 2010, in accordance with the terms of the lease, a joint venture owned 13.26% by us, 14.4% by ICON Income Fund Nine (“Fund Nine”) and 72.34% by Fund Ten sold telecommunications equipment to Global Crossing for approximately $3,298,000. Our share of the gain was approximately $69,000.

On December 1, 2009, we and Global Crossing agreed to terminate certain lease schedules. Simultaneously, we sold the equipment to Global Crossing for approximately $8,391,000 and removed the equipment from our lease. We recorded a gain on sale of approximately $1,010,000 for the year ended December 31, 2009.  On July 1, 2011, at the expiration of the lease and in accordance with its terms, we sold telecommunications equipment to Global Crossing for the net book value of such equipment of approximately $1,084,000.  As a result, no gain or loss was recognized.

We, along with Fund Ten, owned ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 55% and 45%, respectively.  On January 3, 2011, ICON Global Crossing V sold telecommunications equipment to Global Crossing for approximately $2,077,000 and we recorded a gain on the sale of approximately $779,000 during the year ended December 31, 2011.

Manufacturing Equipment

We and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) own ICON EAR, LLC (“ICON EAR”), with ownership interests of 45% and 55%, respectively. Between December 2007 and June 2008, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for an aggregate purchase price of approximately $15,730,000, of which our share was approximately $7,079,000. The lease term commenced on July 1, 2008 and was to expire on June 30, 2013. On April 24, 2008, our wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”) purchased and simultaneous leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. The equipment was subject to a 60-month lease that was to expire on June 30, 2013.  As additional security for the purchases and leases, ICON EAR and ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including ICON EAR and ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and the equipment became the subject of an Illinois State Court proceeding.  Such equipment was subsequently sold as part of the Illinois State Court proceeding.  In addition, on June 7, 2010, ICON EAR II and ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

During 2009, ICON EAR and ICON EAR II jointly foreclosed on the property that was received as additional security under their respective leases with EAR.  On June 2, 2010, ICON EAR II, in conjunction with ICON EAR, sold a parcel of real property in Jackson Hole, Wyoming for a net purchase price of approximately $757,000 resulting in a loss on assets held for sale of approximately $120,000.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, our Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, ICON EAR recognized aggregate impairment charges of approximately $1,158,000, $5,649,000, and $3,429,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  Our share of the impairment charges was approximately $521,000, $2,542,000 and $1,543,000, and were included in (loss) income from investments in joint ventures in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009. In addition, ICON EAR II recognized impairment charges of approximately $1,235,000, $1,594,000 and $494,000 during 2009, 2010 and 2011 relating to the write down in value of the semiconductor manufacturing equipment and real property.

On March 7, 2012, one of the creditor’s in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR and ICON EAR II thereby dismissing ICON EAR’s and ICON EAR II’s claims to the proceeds resulting from the sale of the EAR equipment.  The basis of the court’s decision centered on the fact that ICON EAR and ICON EAR II were made whole from the foreclosure of the property in Wyoming.  ICON EAR and ICON EAR II are appealing this decision. The only remaining asset owned by ICON EAR at December 31, 2011, was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $80,000. At December 31, 2011, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000.

Between September and December 2007, we completed the acquisition of and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), MW Gilco, LLC (“Gilco”), MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for the aggregate purchase price of $24,300,000. Each of the leases commenced on January 1, 2008 and was to continue for a period of 60 months.

Fund Ten and Fund Twelve (together with us, the “Participating Funds) completed similar acquisitions with four other subsidiaries of MWU pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  All MWU leases of the Participating Funds were cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU. The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary were shared among the Participating Funds in proportion to their respective capital investments.

Between June 9, 2008 and September 5, 2008, the Participating Funds entered into and amended a forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain defaults under their lease covenants with us.  The terms of the forbearance agreement and the subsequent amendment included, among other things, the pledge of additional collateral, the grant of warrants to us for the purchase of 300 shares of capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008, and the grant of warrants for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

On January 26, 2009, we sold the manufacturing equipment that was on lease to Gilco for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the year ended December 31, 2009.

Between February and April 2009, the forbearance agreement was further amended to cure certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, we received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 40% of the fully diluted common stock of W Forge for a nominal amount. The warrants expire between April 2014 and March 2015.

On December 31, 2009, we and W Forge agreed to terminate our lease and simultaneously with the termination, we sold the equipment to W Forge for approximately $9,437,000 and removed the equipment from the W Forge Holdings lease.  In conjunction with the sale of the equipment, Cerion MPI, LLC (“Cerion MPI”), delivered a promissory note to us in the principal amount of approximately $10,015,000.  The promissory note bore interest at the rate of 14% per year and was payable monthly in arrears for the period beginning January 1, 2010 and ending December 31, 2013.  The promissory note was guaranteed by Cerion MPI’s parent company, Cerion, LLC.  We recorded a gain of approximately $844,000 for the year ended December 31, 2009 in connection with the sale of the manufacturing equipment. In connection with the termination of the lease arrangement with W Forge, we also cancelled the warrants received from W Forge. We did not record a gain or loss in connection with the cancellation of the warrants.

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

On September 30, 2010, the Participating Funds terminated the credit support agreement.   Simultaneously with the termination, we and Fund Twelve formed ICON MW, LLC (“ICON MW”), with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, we contributed all of our interest in the assets related to the financing of the MWU subsidiaries (in the form of machining and metal working equipment subject to lease with AMI, MW General, Inc., and MW Scott, Inc.) to ICON MW to extinguish our obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of our Manager, consistent with the intent of the credit support agreement. In connection with this contribution and the related termination of the credit support agreement, we recorded a loss of approximately $215,000 in the third quarter of 2010.

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules.  On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules.  As a result, one lease with LC Manufacturing remains subsequent to January 4, 2012.

We own auto parts manufacturing equipment on lease to HSA and Heuliez for an initial term of 60 months.  On October 26, 2007, HSA and Groupe Henri Heuliez (“GHH”), the guarantor of the leases filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and Heuliez paid all amounts due under the leases through January 1, 2008. We entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and Heuliez for the period beginning February 1, 2008 and ending January 31, 2009.  Beginning February 1, 2009, full payments under the leases would resume.  In addition, each of our leases would be extended for an additional year.  During the one year extension, HSA and Heuliez made monthly payments to repay the shortfall resulting from the reduced payments.  On April 15, 2009, GHH and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support.  Our Manager assessed the collectability of the outstanding accounts receivable balance at December 31, 2009 and established a reserve against the receivable of approximately $513,000.  On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen Gaillard (“Baelen”).  Effective October 5, 2010, we and Baelen amended our lease with HSA and Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014.  Accordingly, the lease has been reclassified as a direct financing lease.  Based on our Manager’s review at the time of restructure, the net book value of the leased equipment exceeded its fair value and, as a result, we recorded an impairment charge of approximately $3,085,000 during the year ended December 31, 2010.

Notes Receivable

ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture owned 35% by us, 12.25% by Fund Ten and 52.75% by Fund Twelve, owns four promissory notes issued by Northern Capital Associates XIV, L.P.   The notes are secured by an underlying pool of leases for point-of-sale equipment.  Effective January 1, 2011, we exchanged our 35% ownership interest for our proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes bear interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable and revenue recognition;
•	Credit quality of notes receivable and allowance for credit losses;
•	Allowance for doubtful accounts; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as a finance lease, an operating lease or a time charter, which is based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease and a time charter, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

The recognition of revenue may be suspended when deemed appropriate by our Manager inaccordance with our policy on doubtful accounts.

For time charters, the vessels are stated at cost.  Expenditures subsequent to acquisition for conversions and major improvements are capitalized when such expenditures appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. We recognize revenue ratably over the period of such charters.  Vessel operating expenses, repairs and maintenance are charged to expense as incurred, are included in vessel operating expenses in our consolidated statements of operations.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the third-party lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment.  Costs on originated loans are reported as other current and other non-current assets in our consolidated balance sheets. Unearned income, discounts and premiums are amortized to income as a component of interest income using the effective interest method in our consolidated statement of operations.  Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash is received.

Credit Quality of Notes Receivable and Allowance for Credit Losses

We weigh all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

Our notes receivables are limited in number and are spread across a wide range of industries. Accordingly, we do not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, we are able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes if a reserve should be established or if the note should be restructured.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we estimate the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. We record an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance for doubtful accounts was recorded at December 31, 2011 or December 31, 2010.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value.  Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

We are currently in our operating period, which is anticipated to last until April 2015.   The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.  During our operating period, we will continue to make investments with the cash generated from our investments to the extent that the cash is not needed for expenses, reserves and distributions to members. As our investments mature, we may reinvest the proceeds in additional investments in equipment or other financing transactions. We anticipate incurring gains or losses on our investments during our operating period.

Financing Transactions

We finance assets in diverse industries. The following tables set forth the types of assets financed by us that secure the investments in our portfolio as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Lumber processing equipment	$21,844,261	50%	$25,303,677	63%
Marine - Container Vessels	15,824,443	37%	8,212,089	20%
Auto parts manufacturing equipment	4,332,761	10%	4,418,395	11%
Point of sale equipment	1,264,884	3%	-	-
Telecommunications equipment	-	-	2,501,005	6%
	$43,266,349	100%	$40,435,166	100%

The net carrying value of our financing transactions include the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2011	2010
Teal Jones Group	Lumber processing equipment	53%	72%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	32%	-
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	14%
W Forge Holdings	Forging equipment	-	11%
		85%	97%

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our portfolio as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Marine - Crude oil tanker	$8,908,986	54%	$68,772,998	87%
Plastic processing and printing equipment	7,391,602	46%	8,984,689	11%
Telecommunications equipment	-	-	1,829,725	2%
	$16,300,588	100%	$79,587,412	100%

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011	2010
Teekay Corporation	Marine - Crude oil tanker	71%	35%
Pliant Corporation	Plastic processing and printing equipment	19%	8%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	4%	49%
		94%	92%

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

Revenue for 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Finance income	$7,265,677	$5,890,586	$1,375,091
Rental income	16,286,884	35,387,167	(19,100,283)
Time charter revenue	-	8,677,496	(8,677,496)
Loss from investments in joint ventures	(435,755)	(1,751,045)	1,315,290
Loss on settlement of interfund agreement	-	(214,524)	214,524
Net loss on lease termination	-	(218,890)	218,890
Net gain on sales of equipment	11,411,941	17,593,002	(6,181,061)

Total revenue	$34,528,747	$65,363,792	$(30,835,045)

Total revenue for 2011 decreased $30,835,045, or 47.17%, as compared to 2010 This decrease was primarily the result of (i) a decrease in rental income due to the sale of three vessels and certain leased equipment, (ii) a decrease in time charter revenue, which was due to the sale of the Top Ships vessels during 2010, and (iii) a decrease in net gain on sales of equipment, which was due to the gain on sales of certain leased equipment during 2010.  These decreases were offset by a decrease in loss from investments in joint ventures which was primarily due to impairment charges taken by the joint ventures in 2010.

Expenses for 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Management fees - Manager	$-	$541,090	$(541,090)
Administrative expense reimbursements - Manager	1,005,815	1,417,858	(412,043)
General and administrative	2,983,374	4,950,740	(1,967,366)
Vessel operating expense	-	10,771,786	(10,771,786)
Depreciation and amortization	8,479,535	35,137,176	(26,657,641)
Impairment loss	44,264,878	13,827,241	30,437,637
Interest	2,134,272	7,959,504	(5,825,232)
Gain on financial instruments	(410,662)	(3,918,539)	3,507,877

Total expenses	$58,457,212	$70,686,856	$(12,229,644)

Total expenses for 2011 decreased $12,229,644, or 17.30%, as compared to 2010. The decrease in total expenses was primarily due to (i) a decrease in depreciation and amortization expense as a result of the sale of three vessels and certain leased equipment, (ii) a decrease in vessel operating expenses as we ceased operating the Top Ships vessels during 2010, (iii) a decrease in interest expense due to repayments of our outstanding debt, and (iv) a decrease in general administrative expenses associated with the sale of certain vessels in 2010.   These decreases were offset by (i) an increase in  impairment charges during 2011 and (ii) a decrease in the gain on financial instruments, which is primarily due to the termination of certain interest rate swaps during 2011.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2011, the provision for income taxes was comprised of $547,450 in current taxes and $168,947 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2011 increased $108,971, or 13.46%, as compared to 2010 due to the sale of our investment in ICON Global Crossing V during 2011.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for 2011 and 2010 was $25,563,426 and $6,696,493 respectively. Net loss attributable to us per weighted average additional Share for 2011 and 2010 was $69.78 and $18.28, respectively.

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

Financing Transactions

We finance assets in diverse industries. The following tables set forth the types of assets financed by us that secure the investments in our portfolio as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Lumber processing equipment	$25,303,677	63%	$29,066,442	61%
Marine - Container Vessels	8,212,089	20%	-	-
Auto parts manufacturing equipment	4,418,395	11%	-	-
Forging equipment	-	-	10,015,000	21%
Telecommunications equipment	2,501,005	6%	8,336,716	18%
	$40,435,166	100%	$47,418,158	100%

The net carrying value of our financing transactions include the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2010 and 2009, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2010	2009
Teal Jones Group	Lumber processing equipment	72%	71%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	14%	29%
W Forge Holdings	Forging equipment	11%	-
		97%	100%

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our portfolio as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009

		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Marine - Crude oil tanker	$68,772,998	87%	$74,601,514	41%
Plastic processing and printing equipment	8,984,689	11%	10,577,776	6%
Auto parts manufacturing equipment	-	-	9,120,432	5%
Forging equipment	-	-	5,152,854	3%
Marine - Container Vessels	-	-	42,519,196	22%
Marine - Product tankers	-	-	38,320,028	21%
Telecommunications equipment	1,829,725	2%	3,322,379	2%
	$79,587,412	100%	$183,614,179	100%

During 2010 and 2009, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2010	2009
Teekay Corporation	Marine - Crude oil tanker	35%	19%
GC III	Telecommunications equipment	5%	10%
Top Tankers, Inc.	Marine - Product tankers	-	14%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	49%	33%
		89%	76%

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

Revenue for 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2010	2009	Change
Rental income	$35,387,167	$64,099,850	$(28,712,683)
Time charter revenue	8,677,496	5,559,524	3,117,972
Finance income	5,890,586	5,996,422	(105,836)
Income from investments in joint ventures	(1,751,045)	345,938	(2,096,983)
Net gain on sales of equipment	17,593,002	2,050,594	15,542,408
Net (loss) gain on lease termination	(218,890)	25,141,909	(25,360,799)
Loss on settlement of interfund agreement	(214,524)	-	(214,524)

Total revenue	$65,363,792	$103,194,237	$(37,830,445)

Total revenue for 2010 decreased $37,830,445, or 36.7%, as compared to 2009. The decrease in total revenue was primarily due to (i) a decrease in rental income and (ii) no significant gains or losses on lease termination during 2010.  The decrease in rental income was primarily the result of (i) the termination of the bareboat charters with Top Ships during June 2009, (ii) the sale of certain equipment on previously on lease to Global Crossing, and (iii) the restructured bareboat charters with ZIM.  The net gain on lease termination was a result of the termination of the bareboat charters with Top Ships, which took place during 2009.  The decrease in total revenue was partially offset by increases in (i) the net gain on sales of leased equipment, and (ii) an increase in time charter revenue. The increase in the net gain on sales of leased equipment relates to the gain on the sale of certain vessels during 2010. The increase in time charter revenue was due to our assumption of the underlying time charters from Top Ships during June 2009.

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

Total expenses for 2010 decreased $75,911,443, or 51.8%, as compared to 2009. The decrease in total expenses was primarily due to (i) a decrease in depreciation and amortization expense as a result of the sale of certain equipment on lease to Global Crossing and equipment previously on lease to W Forge and the bankruptcy of EAR during October 2009, (ii) fewer impairment charges during 2010 as compared to 2009, (iii) an increase in the fair value of our derivative instruments, and (iv) a decrease in vessel operating expense related to our management of the several vessels, which commenced on June 24, 2009.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2010, the provision for income taxes was comprised of $597,930 in current taxes offset by a deferred tax benefit $34,094.

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

Financial Condition

This section discusses the major balance sheet variances from 2011 compared to 2010.

Total Assets

Total assets decreased $85,981,574, from $158,213,941 at December 31, 2010 to $72,232,367 at December 31, 2011.  The decrease was primarily attributable to impairment charges recorded during 2011 and cash distributions to our members, which resulted from the sales of ICON European Container II, LLC, ICON Global Crossing III, and ICON Global Crossing V during 2011.

Current Assets

Current assets decreased $10,934,767, from $28,682,953 at December 31, 2010 to $17,748,186 at December 31, 2011.  The decrease was primarily due to cash distributions to our members and noncontrolling interests, including the distribution of proceeds from the sale in 2011 of assets previously classified as held for sale.  This decrease was partially offset by our investment in ICON Northern Leasing.

Total Liabilities

Total liabilities decreased $45,497,639, from $58,004,423 at December 31, 2010 to $12,506,784 at December 31, 2011. The decrease was primarily due to (i) the reduction of our outstanding long-term debt in connection with the sale of certain vessels, (ii) repayments made on our revolving line of credit and (iii) a decrease in the fair value of our derivative instruments, which resulted from the settlement of several interest rate swaps.

Current Liabilities

Current liabilities decreased $14,645,049, from $19,840,723 at December 31, 2010 to $5,195,674 at December 31, 2011. The decrease was primarily due to (i) the reduction of our outstanding long-term debt in connection with the sale of certain vessels, (ii) the repayment of the draw down on our revolving line of credit and (iii) a decrease in the fair value of our derivative instruments due to the termination of interest rate swaps related to vessels sold during 2011.

Equity

Equity decreased $40,483,935 from $100,209,518 at December 31, 2010 to $59,725,583 at December 31, 2011. The decrease was primarily due to the net loss recorded during 2011 and distributions to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2011 and 2010, we had cash and cash equivalents of $6,824,356 and $4,621,512, respectively. During our operating period, our main source of cash has been from rental and finance lease payments and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit.  Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

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

As we previously indicated to our investors, we have experienced liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011.  In addition, we have extended our operating period three years, with the intention of having a very limited liquidation period thereafter, if any, and do not expect to make any distributions during this extended operating period until toward the end of such period.  While we believe that these actions taken by our Manager should improve our position, we will have significant difficulty meeting our investment objectives.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2011	2010	2009

Net cash provided by (used in):

Operating activities	$9,325,433	$10,552,651	$53,024,219
Investing activities	39,694,815	41,860,448	29,461,051
Financing activities	(46,817,860)	(66,407,605)	(71,472,911)
Effects of exchange rates on cash and cash equivalents	456	695	(67,965)

Net increase (decrease) in cash and cash equivalents	$2,202,844	$(13,993,811)	$10,944,394

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $1,227,218, from $10,552,651 in 2010 to $9,325,433 in 2011. The decrease was primarily due to a decrease in rental income resulting from the sale of ICON European Container Vessels and the sale of telecommunications equipment to Global Crossing during 2011. These amounts were partially offset by a decrease in interest expense resulting from the payoff of debt related to ICON European Container Vessels.

Investing Activities

Cash provided by investing activities decreased $2,165,633, from $41,860,448 in 2010 to $39,694,815 in 2011. The decrease was primarily due to (i) a decrease in the repayment in notes receivables in 2011 as compared to 2010, (ii) a decrease in distributions from joint ventures in excess of profits in 2011, and (iii) a decrease in proceeds from the sale of leased equipment in 2011 as compared to 2010.

Financing Activities

Cash used in financing activities decreased $19,589,745, from $66,407,605 in 2010 to $46,817,860 in 2011.  The decrease was primarily due to a decrease in the distributions paid to members and noncontrolling interests as well as a decrease in the repayment of long-term debt and on our revolving line of credit.

Financings and Borrowings

Long-Term Debt

We had long-term debt obligations at December 31, 2011 of $10,855,350. Most of our long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the long-term debt, the equipment would be returned to the lender in extinguishment of the long-term debt.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  As of December 31, 2011, we had $5,000,000 available under the Facility.

The Facility expires on March 31, 2013 and we may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the facility are subject to an interest rate floor of  4.0% per year.  In addition, we are obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.  There are no borrowings outstanding under the Facility at December 31, 2011.

Effective December 31, 2011, the requirement to comply with a financial covenant in the loan agreement was waived and amended for future periods. As of December 31, 2011, we were in compliance with all other covenants related to the Facility.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our additional members and noncontrolling interests starting with the first month after each additional member’s admission and the commencement of our joint venture operations, respectively.  We paid distributions to our additional members of $14,506,232, $33,005,773 and $33,047,095 respectively for the years ended December 31, 2011, 2010 and 2009, and do not expect to make any distributions during our extended operating period until toward the end of such period. We paid distributions to our Manager of $146,527, $333,391and $333,811, respectively, for the years ended December 31, 2011, 2010 and 2009. We paid distributions to our noncontrolling interests of $2,269,797, $3,559,725 and $5,659,651, respectively, for the years ended December 31, 2011, 2010 and 2009. Commencing January 1, 2011 we reduced our distribution rate from 9.1% per year to 4.0% per year.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition taken as a whole.

We have entered into remarketing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

From November 2010 through March 2011, we sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties.  During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims, but to date, ZIM has not filed any arbitration proceedings.  Our Manager believes that ZIM’s claims are frivolous and intends to vigorously contest them in the event that ZIM files an arbitration proceeding.  At this time, we are unable to predict the outcome of any threatened arbitration or loss therefrom, if any.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an Adversary Complaint against ICON EAR, LLC and ICON EAR II, LLC (collectively, “ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment.  Our Manager believes that these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

At December 31, 2011, we had debt obligations. The lender has a security interest in the equipment collateralizing each long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the long-term debt. At December 31, 2011, our outstanding long-term indebtedness, inclusive of certain accrued interest, was $11,442,552. We are a party to the Facility as discussed in the Financing and Borrowings section above. We had no outstanding borrowings under the Facility at December 31, 2011.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2011:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5
	Total	Year	Years	Years
Long-term debt	$10,855,350	$3,544,240	$7,311,110	$-
Interest on long-term debt	668,797	400,201	268,596	-

	$11,442,552	$3,862,845	$7,579,706	$-

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The obligation related to this agreement is recorded at fair value.

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

We currently have two outstanding notes payable (one related to ICON Senang, LLC (“ICON Senang”) and the Facility), of which one is long-term debt and the other is associated with our recourse revolving line of credit.  With respect to the long-term debt that is subject to variable interest, the interest rate for each long-term debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of December 31, 2011 have not had any impact on us. In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties. Based on this assessment, we believe that the risk of counterparty non-performance is minimal. As of December 31, 2011, we had no outstanding borrowings under the Facility.  Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

As of December 31, 2011, we had one floating-to-fixed interest rate swap relating to the long-term debt incurred by ICON Senang that was designated as a cash flow hedge with an aggregate notional amount of approximately $10,855,350. This interest rate swap has a maturity date of April 11, 2012.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 30, 2012

New York, New York

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$6,824,356	$4,621,512
Current portion of note receivable	6,079,348	1,520,408
Current portion of net investment in finance leases	4,469,552	4,795,901
Assets held for sale, net	117,145	15,509,830
Other current assets	257,785	2,235,302

Total current assets	17,748,186	28,682,953

Non-current assets:
Note receivable, less current portion	11,009,979	6,691,681
Mortgage note receivable	12,722,006	12,722,006
Net investment in finance leases, less current portion	8,985,464	14,705,170
Leased equipment at cost (less accumulated depreciation of
$19,249,518 and $29,762,549, respectively)	16,300,588	79,587,412
Investments in joint ventures	1,038,678	5,749,598
Deferred income taxes, net	894,439	1,026,931
Other non-current assets, net	3,533,027	9,048,190

Total non-current assets	54,484,181	129,530,988

Total Assets	$72,232,367	$158,213,941

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$3,544,240	$14,371,257
Revolving line of credit, recourse	-	1,450,000
Derivative instruments	176,956	1,694,776
Due to Manager and affiliates	79,794	286,590
Deferred revenue, accrued expenses and other liabilities	1,394,684	2,038,100

Total current liabilities	5,195,674	19,840,723

Non-current liabilities:
Long-term debt, less current portion	7,311,110	38,163,700

Total Liabilities	12,506,784	58,004,423

Commitments and contingencies (Note 19)

Equity:
Members' Equity:
Additional members	59,901,721	99,715,745
Manager	(2,622,895)	(2,220,734)
Accumulated other comprehensive loss	(656,141)	(1,739,624)

Total Members' Equity	56,622,685	95,755,387

Noncontrolling Interests	3,102,898	4,454,131

Total Equity	59,725,583	100,209,518

Total Liabilities and Equity	$72,232,367	$158,213,941

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Revenue:
Finance income	$7,265,677	$5,890,586	$5,996,422
Rental income	16,286,884	35,387,167	64,099,850
Time charter revenue	-	8,677,496	5,559,524
(Loss) income from investments in joint ventures	(435,755)	(1,751,045)	345,938
Loss on settlement of interfund agreement	-	(214,524)	-
Net (loss) gain on lease termination	-	(218,890)	25,141,909
Net gain on sales of equipment	11,411,941	17,593,002	2,050,594

Total revenue	34,528,747	65,363,792	103,194,237

Expenses:
Management fees - Manager	-	541,090	2,185,858
Administrative expense reimbursements - Manager	1,005,815	1,417,858	1,951,850
General and administrative	2,983,374	4,950,740	3,683,435
Vessel operating expense	-	10,771,786	13,926,255
Depreciation and amortization	8,479,535	35,137,176	73,052,380
Impairment loss	44,264,878	13,827,241	42,208,124
Interest	2,134,272	7,959,504	9,937,136
Gain on financial instruments	(410,662)	(3,918,539)	(346,739)

Total expenses	58,457,212	70,686,856	146,598,299

Loss before income taxes	(23,928,465)	(5,323,064)	(43,404,062)

(Provision) benefit for income taxes	(716,397)	(563,836)	153,480

Net loss	(24,644,862)	(5,886,900)	(43,250,582)

Less: Net income attributable to noncontrolling interests	918,564	809,593	1,845,334

Net loss attributable to Fund Eleven	$(25,563,426)	$(6,696,493)	$(45,095,916)

Net loss attributable to Fund Eleven allocable to:
Additional members	$(25,307,792)	$(6,629,528)	$(44,644,957)
Manager	(255,634)	(66,965)	(450,959)

	$(25,563,426)	$(6,696,493)	$(45,095,916)

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,674	363,139

Net loss attributable to Fund Eleven per weighted
average additional share of limited liability company interests outstanding	$(69.78)	$(18.28)	$(122.94)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional
	Shares of Limited Liability			Accumulated Other	Total
	Company Interests	Additional Members	Manager	Comprehensive Income (Loss)	Members' Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2008	363,256	$217,496,668	$(1,035,608)	$(6,275,279)	$210,185,781	$14,460,646	$224,646,427

Comprehensive (loss) income:
Net (loss) income	-	(44,644,957)	(450,959)	-	(45,095,916)	1,845,334	(43,250,582)
Change in valuation of derivative instruments	-	-	-	4,570,879	4,570,879	-	4,570,879
Currency translation adjustments	-	-	-	218,760	218,760	-	218,760
Total comprehensive income (loss)				4,789,639	(40,306,277)	1,845,334	(38,460,943)
Shares of limited liability company interests repurchased	(163)	(120,354)	-	-	(120,354)	-	(120,354)
Deconsolidation of a noncontrolling interest	-	-	-	-	-	(3,442,066)	(3,442,066)
Cash distributions	-	(33,047,095)	(333,811)	-	(33,380,906)	(5,659,651)	(39,040,557)

Balance, December 31, 2009	363,093	139,684,262	(1,820,378)	(1,485,640)	136,378,244	7,204,263	143,582,507

Comprehensive (loss) income:
Net (loss) income	-	(6,629,528)	(66,965)	-	(6,696,493)	809,593	(5,886,900)
Change in valuation of derivative instruments	-	-	-	430,344	430,344	-	430,344
Currency translation adjustments	-	-	-	(684,328)	(684,328)	-	(684,328)
Total comprehensive (loss) income	-	-	-	(253,984)	(6,950,477)	809,593	(6,140,884)
Shares of limited liability company interests repurchased	(437)	(333,216)	-	-	(333,216)	-	(333,216)
Cash distributions	-	(33,005,773)	(333,391)	-	(33,339,164)	(3,559,725)	(36,898,889)

Balance, December 31, 2010	362,656	99,715,745	(2,220,734)	(1,739,624)	95,755,387	4,454,131	100,209,518

Comprehensive (loss) income:
Net (loss) income	-	(25,307,792)	(255,634)	-	(25,563,426)	918,564	(24,644,862)
Change in valuation of derivative instruments	-	-	-	1,287,259	1,287,259	-	1,287,259
Currency translation adjustments	-	-	-	(203,776)	(203,776)	-	(203,776)
Total comprehensive income (loss)	-	-	-	1,083,483	(24,479,943)	918,564	(23,561,379)
Shares of limited liability company interests repurchased			-	-	-	-	-
Cash distributions	-	(14,506,232)	(146,527)	-	(14,652,759)	(2,269,797)	(16,922,556)

Balance, December 31, 2011	362,656	$59,901,721	$(2,622,895)	$(656,141)	$56,622,685	$3,102,898	$59,725,583

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(24,644,862)	$(5,886,900)	$(43,250,582)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Finance income	(1,433,638)	(1,834,316)	(2,548,139)
Rental income paid directly to lenders by lessees	(11,305,000)	(12,410,000)	(12,478,000)
Loss (income) from investments in joint ventures	435,755	1,751,045	(345,938)
Net gain on sales of equipment	(11,411,941)	(17,593,002)	(2,050,594)
Net loss (gain) on lease termination	-	218,890	(12,468,659)
Loss on settlement of interfund agreement	-	214,524	-
Depreciation and amortization	8,479,535	35,137,176	73,052,376
Amortization of deferred time charter expense	-	466,331	2,235,738
Impairment loss	44,264,878	13,827,241	42,208,124
Bad debt expense	-	-	1,569,221
Interest expense paid directly to lenders by lessees	1,851,225	3,344,986	4,062,952
Interest expense from amortization of debt financing costs	99,997	232,198	356,227
Gain on financial instruments	(410,662)	(3,918,539)	(755,739)
Deferred tax (benefit) provision	104,552	(35,711)	(648,771)
Changes in operating assets and liabilities:
Collection of finance leases	5,886,299	11,126,064	9,142,256
Accounts receivable	(1,695)	577,503	(2,756,653)
Other assets, net	(1,265,184)	(14,769,044)	(2,829,868)
Payables, deferred revenue and other current liabilities	(1,126,990)	(819,162)	(1,331,415)
Due to/from Manager and affiliates	(250,328)	(49,307)	11,421
Distributions from joint ventures	53,492	972,674	1,850,262

Net cash provided by operating activities	9,325,433	10,552,651	53,024,219

Cash flows from investing activities:
Proceeds from sales of new and leased equipment	36,169,311	28,968,068	23,911,312
Principal repayments of note receivable	2,832,047	10,015,000	-
Distributions received from joint ventures in excess of profits	696,871	4,156,570	5,576,318
Other assets, net	(3,414)	(1,279,190)	(26,579)

Net cash provided by investing activities	39,694,815	41,860,448	29,461,051

Cash flows from financing activities:
Proceeds from long-term debt	-	1,500,000	-
Repayments of long-term debt	(28,445,304)	(29,865,500)	(29,572,000)
Proceeds from revolving line of credit, recourse	-	1,450,000	2,260,000
Repayments of revolving line of credit, recourse	(1,450,000)	(2,260,000)	(5,000,000)
Repurchase of additional shares of limited liability company interests	-	(333,216)	(120,354)
Cash distributions to members	(14,652,759)	(33,339,164)	(33,380,906)
Distributions to noncontrolling interests	(2,269,797)	(3,559,725)	(5,659,651)

Net cash used in financing activities	(46,817,860)	(66,407,605)	(71,472,911)

Effects of exchange rates on cash and cash equivalents	456	695	(67,965)

Net increase (decrease) in cash and cash equivalents	2,202,844	(13,993,811)	10,944,394
Cash and cash equivalents, beginning of the year	4,621,512	18,615,323	7,670,929

Cash and cash equivalents, end of the year	$6,824,356	$4,621,512	$18,615,323

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$159,468	$3,316,652	$5,195,787

Cash paid during the year for income taxes	$626,769	$523,132	$629,763

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on non-recourse long term debt
directly to lenders by lessees	$21,420,470	$12,410,000	$12,478,000
Deconsolidation of noncontrolling interest in connection with
the sale of a controlling interest in ICON Global Crossing, LLC	$-	$-	$3,442,066

Deconsolidation of the carrying value of leased equipment in connection
with the sale of a controlling interest in ICON Global Crossing, LLC	$-	$-	$3,370,458

Note receivable received in connection with the sale of manufacturing
equipment to W Forge Holdings, Inc.	$-	$-	$10,015,000

Transfer of leased equipment at cost to assets held for
sale	$-	$14,952,257	$3,914,775

Exchange of a noncontrolling interest in a joint venture for notes receivable	$3,588,928	$-	$-

Investment in ICON MW, LLC	$-	$1,051,201	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members.  To achieve this objective, the LLC: (i) has acquired and continues to acquire a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) has made and continues to make monthly cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) has reinvested and continues to reinvest substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its remaining investments and distribute the excess cash from such dispositions to its members during the liquidation period. The LLC is currently in its operating period, which commenced in April 2007.

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

The LLC commenced business operations on its initial closing date, May 6, 2005, with admission of investors holding 1,200 shares of limited liability company interest (“Shares”)  representing $1,200,000 of capital contributions.  Through April 21, 2007, the final closing date, the LLC admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions. Through December 31, 2011, the LLC repurchased 2,543 Shares bringing the total number of Shares outstanding to 362,656.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment.  After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from the LLC’s investments to the extent that cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” The LLC currently anticipates investing in equipment leases, other financing transactions and residual ownership rights in leased equipment from time to time until April 2015. The operating period has been extended for three years with the intention of having a limited liquidation period thereafter, if any.

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
December 31, 2011

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
December 31, 2011

(2)	Summary of Significant Accounting Policies- continued

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

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies- continued

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the third-party lender. Generally in the latter situation, the residual position relates to equipment subject to third-party long-term debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the long-term debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Assets Held for Sale, Net

Assets held for sale or lease is recorded at the lower of cost or estimated fair value, less anticipated costs to sell, and consists of assets previously leased to end users that has been returned to the LLC following lease expiration or upon lease termination.

Assets held for sale are not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded asadjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the assets held for sale.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies- continued

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance for doubtful accounts was recorded by the LLC at December 31, 2011 and 2010.

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

Credit Quality of Notes Receivable and Allowance for Credit Losses

The LLC weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s notes receivable are limited in number and are spread across a range of industries. Accordingly, the LLC does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The LLC pays acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees are capitalized and included in the cost of the investment in the LLC’s consolidated balance sheets.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies- continued

The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the LLC’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the LLC’s consolidated statement of operations.

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
December 31, 2011

(2)	Summary of Significant Accounting Policies- continued

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value.

The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (“AOCI”), a component of equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the LLC's interim and annual periods beginning after December 15, 2011. The LLC's does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

       In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2011 and 2010:

	2011	2010
Minimum rents receivable	$12,354,929	$18,357,633
Estimated residual values	3,067,787	4,404,224
Initial direct costs, net	100,635	211,846
Unearned income	(2,068,335)	(3,472,632)

Net investment in finance leases	13,455,016	19,501,071

Less: Current portion of net investment in finance leases	4,469,552	4,795,901

Net investment in finance leases, less current portion	$8,985,464	$14,705,170

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

In connection with the lease financing arrangement, Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC. The note is secured by a lien on certain land located in British Columbia, Canada owned by Teal Jones, where substantially all of the equipment is operated.  The note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013.  At December 31, 2011 and 2010, the principal balance of the promissory note was $12,722,006 and was reflected as mortgage note receivable on the accompanying consolidated balance sheets.

Telecommunications Equipment

The LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), own ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 55% and 45%, respectively.  On January 3, 2011, upon the conclusion of the lease ICON Global Crossing V sold the telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $2,077,000 and the LLC recorded a gain on the sale of approximately $779,000 during the year ended December 31, 2011.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Net Investment in Finance Leases- continued

Manufacturing Equipment

The LLC owns auto parts manufacturing equipment on lease to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) for an initial term of 60 months.  On October 26, 2007, HSA and Groupe Henri Heuliez (“GHH”), the guarantor of the leases, filed for “procedure de sauvegarde,” a procedure only available to a solvent company seeking to reorganize its business affairs under French law.  HSA and Heuliez paid all amounts due under the leases through January 1, 2008. The LLC entered into an agreement with the administrator of the “procedure de sauvegarde” to accept reduced payments from HSA and Heuliez for the period beginning February 1, 2008 and ending January 31, 2009.  Beginning February 1, 2009, full payments under the leases would resume.  In addition, each of the leases would be extended for an additional year.  During the one year extension, HSA and Heuliez made monthly payments to repay the shortfall resulting from the reduced payments.  On April 15, 2009, GHH and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support.  The Manager assessed the collectability of the outstanding accounts receivable balance at December 31, 2009 and established a reserve against the receivable of approximately $513,000.  On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen Gaillard (“Baelen”).

Effective October 5, 2010, the LLC and Baelen amended its lease with HSA and Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014. Accordingly, the lease has been reclassified as a direct financing lease.  Based on the Manager’s review at the time of restructure, the net book value of the leased equipment exceeded its fair value and, as a result, the LLC recorded an impairment charge of approximately $3,085,000 during the year ended December 31, 2010.

Non-cancelable minimum annual amounts due on investment in finance leases over the next three years were as follows at December 31, 2011.

Years Ending December 31,

2012	$5,774,277
2013	4,906,115
2014	1,674,537
$12,354,929

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2011 and 2010:

	2011	2010

Marine- Aframax product tankers	$22,578,275	$90,798,632
Manufacturing equipment	12,971,831	12,971,831
Telecommunications equipment	-	5,579,498

	35,550,106	109,349,961

Less: Accumulated depreciation	19,249,518	29,762,549

	$16,300,588	$79,587,412

Depreciation expense was approximately $8,276,000, $34,905,000 and $72,634,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Leased Equipment at Cost - continued

Handymax Product Tankers

The LLC acquired four Handymax product tankers: the Doubtless, the Faithful, the Spotless, and the Vanguard from subsidiaries of Oceanbulk Maritime, S.A.

The vessels were subject to bareboat charters with subsidiaries of Top Ships, Inc. (“Top Ships”). The bareboat charters were to expire in February 2011. The purchase price for the Top Ships vessels was approximately $115,097,000, including (i) the assumption of approximately $80,000,000 of senior long-term debt obligations and (ii) the assumption of approximately $10,000,000 of junior long-term debt obligations, less approximately $1,222,000 of discounted interest on the junior long-term debt obligations.

On June 24, 2009, the bareboat charters were terminated at the request of Top Ships.  As consideration for the termination, Top Ships (i) paid $8,500,000 as a termination fee, which was used to pay down a portion of the outstanding balance of the long-term debt, (ii) paid $2,250,000 for costs associated with repairs, upgrades and surveys of the Top Ships vessels, (iii) paid $1,000,000 for transaction costs, (iv) waived its rights to the second priority long-term debt obligations of $10,000,000, and (v) agreed to pay all rentals due under the current bareboat charters through June 15, 2009. Simultaneously, the LLC was assigned the rights to the underlying time charter for each bareboat charter. The time charters expired at various dates ranging from May 2010 to November 2010. In connection with the assumed time charters, the LLC recorded a deferred time charter expense of approximately $5,076,000, representing the portion of the time charter that was above current market rates over the remaining term of the underlying time charters and reduced the related time charter revenue. The LLC recorded a net gain on lease termination of approximately $25,142,000 for the year ended December 31, 2009.

      During 2009, in light of developments in the market for product tankers and the related impact on the shipping industry, the Manager reviewed the LLC’s investment in the Faithful. Based on the Manager’s review, the net book value exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized an impairment charge of approximately $5,827,000.

During 2010, the LLC sold the Faithful and recorded a loss on sale of approximately $402,000.  As a result of the loss on sale the Manager determined that an indicator of impairment existed which related to the LLC’s remaining investments in the Doubtless, the Spotless and the Vanguard. Based on the Manager’s review, the net book value exceeded the remaining undiscounted cash flows and exceeded the fair value of the vessels. As a result, in 2010, the LLC recognized an impairment charge of approximately $7,753,000.

On September 23, 2009, the LLC defaulted on the long-term secured loan (the “New Paribas Loan”) with BNP Paribas (“Paribas,” f/k/a Fortis Bank SA/NV), due to its failure to make required payments under the loan agreement. On April 1, 2010, the LLC amended the terms of the New Paribas Loan. In connection with the amendment of the New Paribas Loan, Paribas agreed to waive all defaults under the loan and the LLC paid $1,000,000 towards repayment of the outstanding balance of the long-term debt related to the vessels and paid $3,000,000 towards funding the operation of the vessels.

On December 24, 2010, the LLC sold Doubtless, Spotless, and Vanguard to an unaffiliated third party.  As a result, the LLC was released from its obligations as borrowers under the loan with Paribas.  The LLC recorded a gain of approximately $3,095,000 for the year ended December 31, 2010, in connection with the sale of the remaining vessels.

Aframax Product Tankers

The LLC owned two Aframax product tankers, the Senang Spirit and the Sebarok Spirit, which were subject to bareboat charters with an affiliate of Teekay Corporation through April 2012.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Leased Equipment at Cost - continued

On November 4, 2011, the LLC sold the Sebarok Spirit for approximately $7,517,000.  As a result, the LLC recorded an impairment charge of approximately $19,900,000 during the year ended December 31, 2011.  Simultaneous with the sale, the LLC satisfied the remaining third party debt.

As a result of negotiating the terms of sale of the Sebarok Spirit, the Manager modified the exit strategy related to the LLC’s investment in the Senang Spirit and determined that its net book value exceeded its fair value.  As a result, the LLC recorded an impairment charge of approximately $23,900,000 during the year ended December 31, 2011.

Telecommunications Equipment

The LLC, along with Fund Ten and ICON Income Fund Eight A L.P. (“Fund Eight A”), both entities managed by the Manager, formed ICON Global Crossing, LLC (“ICON Global Crossing”) to purchase telecommunications equipment from various vendors.  The LLC’s, Fund Eight A’s and Fund Ten’s ownership interests were 61.39%, 7.99% and 30.62%, respectively.

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to Global Crossing for a purchase price of $5,493,000. The LLC recorded a gain of approximately $111,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.  In addition, the LLC sold its 61.39% membership interest in ICON Global Crossing and the LLC deconsolidated ICON Global Crossing.

ICON Global Crossing III, LLC (“ICON Global Crossing III”) purchased telecommunications equipment for approximately $26,080,000. This equipment was subject to leases with Global Crossing and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”), which expired between December 31, 2010 and September 30, 2011.

On December 1, 2009, ICON Global Crossing III and Global Crossing agreed to terminate certain equipment schedules and, simultaneously with the termination, ICON Global Crossing III sold the equipment to Global Crossing for the aggregate purchase price of approximately $8,391,000 and removed the equipment from the lease. The LLC recorded a gain of approximately $1,010,000 for the year ended December 31, 2009 in connection with the sale of the telecommunications equipment.

On July 1, 2011, at the expiration of the lease and in accordance with its terms, the LLC sold telecommunications equipment to Global Crossing for the net book value of such equipment of approximately $1,084,000.  As a result, no gain or loss was recognized.

Manufacturing Equipment

The LLC acquired and simultaneously leased back substantially all of the machining and metal working equipment of W Forge Holdings, Inc. (“W Forge”), MW Scott, Inc. (“Scott”), MW Gilco, LLC (“Gilco”), MW General, Inc. (“General”) and AMI Manchester, LLC (“AMI”), wholly-owned subsidiaries of MW Universal, Inc. (“MWU”), for the aggregate purchase price of $24,300,000.

Fund Ten and ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve”) and, together with the LLC and Fund Ten, the “Participating Funds”), completed similar acquisitions with four other subsidiaries of MWU pursuant to which the funds purchased substantially all of the machining and metal working equipment of each subsidiary.  All MWU leases of the Participating Funds were cross-collateralized and cross-defaulted, and all of the subsidiaries’ obligations are guaranteed by MWU.  The Participating Funds also entered into a credit support agreement, pursuant to which losses incurred by a Participating Fund with respect to any MWU subsidiary were shared among the Participating Funds in proportion to their respective capital investments.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Leased Equipment at Cost - continued

Between June 9, 2008 and September 5, 2008, the Participating Funds entered into and amended a forbearance agreement with MWU, W Forge, Scott, Gilco, General, AMI and four other subsidiaries of MWU (collectively, the “MWU entities”) to cure certain defaults under their lease covenants.  The terms of the forbearance agreement and the subsequent amendment included, among other things, the pledge of additional collateral, the grant of warrants to the LLC for the purchase of 300 shares of capital stock of W Forge for a purchase price of $0.01 per share, exercisable for a period of five years beginning June 9, 2008, and the grant of warrants for the purchase of 12% of the fully diluted common stock of MWU at an aggregate exercise price of $1,000, exercisable until March 31, 2015.

On January 26, 2009, the LLC sold the manufacturing equipment that was on lease to Gilco for approximately $591,000 and recognized a gain on the sale of approximately $85,000 during the year ended December 31, 2009.

Between February and April 2009, the forbearance agreement was further amended to cure certain lease defaults. In consideration for restructuring W Forge’s lease payment schedule, the LLC received, among other things, a $200,000 arrangement fee payable at the conclusion of the lease term and warrants to purchase 40% of the fully diluted common stock of W Forge for a nominal amount. The warrants expire between April 2014 and March 2015.

On December 31, 2009, the LLC and W Forge agreed to terminate their lease and simultaneously with the termination, the LLC sold the equipment to W Forge for approximately $9,437,000 and removed the equipment from the W Forge Holdings lease. In conjunction with the sale of the equipment, Cerion MPI, LLC, (“Cerion MPI”), an entity affiliated with W Forge delivered a promissory note to the LLC in the principal amount of approximately $10,015,000.  The promissory note bore interest at the rate of 14% per year and was payable monthly in arrears for the period beginning January 1, 2010 and ending December 31, 2013.  The promissory note was guaranteed by Cerion MPI’s parent company, Cerion, LLC. The LLC recorded a gain of approximately $844,000 for the year ended December 31, 2009 in connection with the sale of the manufacturing equipment. In connection with the termination of the lease arrangement with W Forge, the LLC also cancelled the warrants received from W Forge. The LLC did not record a gain or loss in connection with the cancellation of the warrants.  On April 13, 2010, Cerion MPI made an unscheduled principal payment on the promissory note in the amount of approximately $6,704,000. On June 22, 2010, Cerion MPI made an additional prepayment on the promissory note in the amount of $500,000.  On July 26, 2010, Cerion MPI satisfied in full its remaining obligations under the promissory note by paying the amount of approximately $2,318,000.

On September 30, 2010, the Participating Funds terminated the credit support agreement.   Simultaneously with the termination, the LLC and Fund Twelve formed ICON MW, LLC (“ICON MW”), with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (in the form of machining and metal working equipment subject to lease with AMI, MW General, Inc., and MW Scott, Inc.) to ICON MW to extinguish its obligations under the credit support agreement and receive an ownership interest in ICON MW (see Note 7).

The LLC and Fund Twelve own ICON Pliant, LLC (“ICON Pliant”) with ownership interests of  55% and 45%, respectively. ICON Pliant owns manufacturing equipment on lease to Pliant Corporation (“Pliant”) through September 30, 2013.  On February 11, 2009, Pliant commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court to eliminate all of its high-yield debt. In connection with this action, Pliant submitted a financial restructuring plan to eliminate its debt as part of a pre-negotiated package with its high yield creditors. On September 22, 2009, Pliant resumed its lease with ICON Pliant and on December 3, 2009, Pliant emerged from bankruptcy. As of December 31, 2011, Pliant has made all of its lease payments.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next two years consisted of the following at December 31, 2011:

Years ending December 31,
2012	$4,656,990
2013	2,230,493

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Assets Held for Sale

Container Vessels

The LLC owned four container vessels: the ZIM Andaman Sea, the ZIM Japan Sea, the  ZIM Hong Kong and the  ZIM Israel.  The bareboat charters expired between November 2010 and January 2011. Each bareboat charter was with ZIM Integrated Shipping Services Ltd. (“ZIM”).

During the year ended December 31, 2009, in light of developments in the market for containership vessels and the related impact on the shipping industry, the Manager reviewed the LLC’s investments in these vessels.  Based on the Manager’s review, the net book value exceeded the fair value of the container vessels and, as a result, the LLC recognized an impairment charge of approximately $35,147,000.

On October 30, 2009, the LLC amended the bareboat charters to restructure ZIM’s payment obligations so that the LLC would continue to receive payments, subsequent to the end of each bareboat charter in November 2010 and January 2011, through September 30, 2014.

On November 10, 2010 and on November 22, 2010, the LLC sold the ZIM Japan Sea and the ZIM Andaman Sea, respectively for $11,250,000 per vessel. The proceeds of the sale were used to make prepayments of long-term debt secured by the vessels.   The LLC recorded a gain on the sale of leased equipment of approximately $14,618,000 for the year ended December 31, 2010.

On February 28, 2011 and March 16, 2011, the LLC sold the ZIM Hong Kong and ZIM Israel, respectively for $11,250,000 per vessel.  The aggregate proceeds of the sale of approximately $16,620,000 were used to satisfy the long-term debt secured by the vessels.  As a result, the LLC recorded a net gain on the sale of this equipment of approximately $10,633,000 during the year ended December 31, 2011.

Manufacturing Equipment

On April 24, 2008, the LLC’s wholly-owned subsidiary ICON EAR II, LLC (“ICON EAR II”) purchased and simultaneous leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for a purchase price of approximately $6,348,000.  The equipment was subject to a 60-month lease that was to expire on June 30, 2013.  As additional security for the purchase and lease, ICON EAR II received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating fraud against EAR’s lenders, including ICON EAR II. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment, and the equipment became the subject of an Illinois State Court proceeding.  Such equipment was subsequently sold as part of the Illinois State Court proceedings.  In addition, on June 7, 2010, ICON EAR II received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR II and ICON EAR, LLC, a joint venture between the LLC and Fund Twelve (“ICON EAR”) had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

During 2009, the LLC foreclosed on the property that was received as additional security under the lease.  On June 2, 2010, ICON EAR II, in conjunction with ICON EAR, sold a parcel of real property in Jackson Hole, Wyoming for a net purchase price of approximately $757,000.  As a result, ICON EAR II recognized a loss on assets held for sale of approximately $120,000, which was recorded on the consolidated statements of operations.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, ICON EAR II recognized impairment charges of approximately $1,235,000 and $1,594,000 during 2009 and 2010 related to the write down in value of the semiconductor manufacturing equipment and real property.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Assets Held for Sale - continued

On March 7, 2012, one of the creditors in the Illinois State Court proceedings won a summary judgment motion filed against ICON EAR II thereby dismissing ICON EAR II’s claims to the proceeds resulting from the sale of the EAR equipment.  ICON EAR II is appealing this decision. Accordingly, ICON EAR II recognized impairment charge of approximately $494,000.  At December 31, 2011, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is classified as an asset held for sale.

(6)	Notes Receivable

On August 13, 2007, the LLC, along with a consortium of other lenders, entered into an equipment financing facility with Solyndra, Inc. (“Solyndra”), a privately-held manufacturer of solar panels, for the building of a new production facility.  The financing facility was scheduled to mature on June 30, 2013 and was secured by the equipment as well as all other assets of Solyndra.  In connection with the transaction, the LLC received a warrant for the purchase of up to 40,290 shares of Solyndra common stock at an exercise price of $4.96 per share.  The warrant expires on April 6, 2014.  On July 27, 2008, Solyndra fully repaid the outstanding note receivable and the entire financing facility was terminated. The LLC received approximately $4,437,000 from the repayment, which consisted of principal and accrued interest. The repayment did not affect the warrant held by the LLC and the LLC retains its rights thereunder. At December 31, 2011, the Manager determined that the fair value of this warrant was $0.

During 2010, Cerion MPI satisfied in full its remaining obligations under the promissory note by making unscheduled principal payments in the amount of approximately $9,522,000.

On October 30, 2009, the LLC amended the bareboat charters to restructure ZIM’s payment obligations related to the ZIM vessels so that the LLC will continue to receive payments, subsequent to the end of the each bareboat charter in November 2010 and January 2011, through September 30, 2014.  These notes receivable bear interest at 15% per year.

Effective January 1, 2011, the LLC exchanged its 35% ownership interest in a joint venture for the proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes bear interest at rates ranging from 9.47% to 9.90% and mature through February 15, 2013.

As of December 31, 2011 and 2010, the Manager determined that no allowance for credit losses was required.

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
December 31, 2011

(7)	Investments in Joint Ventures - continued

The four joint ventures described below are minority owned and accounted for under the equity method.

ICON Global Crossing II, LLC

On October 31, 2006, the LLC made a capital contribution of approximately $1,800,000 to ICON Global Crossing II, LLC (“ICON Global Crossing II”), an entity owned by Fund Ten and ICON Income Fund Nine, LLC (“Fund Nine”). The contribution changed the ownership interests of ICON Global Crossing II for the LLC, Fund Nine and Fund Ten at October 31, 2006 to 13.26%, 14.40% and 72.34%, respectively.

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II sold telecommunications equipment to Global Crossing for approximately $3,298,000. The LLC’s share of the gain was approximately $69,000.

ICON EAR, LLC

The LLC and Fund Twelve own ICON EAR, with ownership interests of 45% and 55%, respectively.  ICON EAR owned manufacturing equipment on lease to EAR.  The lease term commenced on July 1, 2008 and was to expire on June 30, 2013. As additional security for the purchase and lease, ICON EAR received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating fraud against EAR’s lenders, including ICON EAR. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment, and the equipment became the subject of an Illinois State Court proceeding.  Such equipment was subsequently sold as part of the Illinois State Court proceedings.  In addition, on June 7, 2010, ICON EAR received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  ICON EAR and ICON EAR II had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

On June 2, 2010, ICON EAR, in conjunction with ICON EAR II, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under their respective leases with EAR for a net purchase price of approximately $757,000.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, ICON EAR recognized aggregate impairment charges of approximately $3,429,000 and $5,649,000 during 2009 and 2010 related to the write down in value of the semiconductor manufacturing equipment and real property.  The LLC’s share of the impairment charges were approximately $1,543,000 and $2,542,000 and were included in the (loss) income from investments in joint ventures in the consolidated statement of operations for the years ended December 31, 2009 and December 31, 2010.

On March 7, 2012, one of the creditors in the Illinois State Court proceedings won a summary judgment motion filed against ICON EAR thereby dismissing ICON EAR’s claims to the proceeds resulting from the sale of the EAR equipment.  ICON EAR is appealing this decision. Accordingly, during the year ended December 31, 2011 ICON EAR recorded an impairment charge of approximately $1,158,000 of which the LLC’s share was approximately $521,000 and was included in the (loss) income from investments in joint ventures in the consolidated statement of operations for the year ended December 31, 2011.  At December 31, 2011, the carrying value of the LLC’s investment in the joint venture was approximately $80,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Investments in Joint Ventures - continued

ICON Northern Leasing, LLC

ICON Northern Leasing, LLC (“ICON Northern Leasing”),  a joint venture owned 35% by the LLC, 12.25% by Fund Ten and 52.75% by Fund Twelve, owns four promissory notes issued by Northern Capital Associates XIV, L.P.   The notes are secured by an underlying pool of leases for point-of-sale equipment.  Effective January 1, 2011, the LLC exchanged its 35% ownership interest for the proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes bear interest at rates ranging from 9.47% to 9.90% and mature between December 15, 2011 and February 15, 2013.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Information as to the results of operations of ICON Northern Leasing:

	Years Ended December 31,
	2010	2009
Revenue	$2,482,966	$5,446,823
Expenses	256,504	556,061
Net income	$2,226,462	$4,890,762
LLC's share of net income	$772,571	$1,695,186

ICON MW, LLC

On September 30, 2010, the Participating Funds terminated the credit support agreement.  Simultaneously with the termination, the LLC and Fund Twelve formed ICON MW with ownership interests of 6.33% and 93.67%, respectively, and, as contemplated by the credit support agreement, the LLC contributed all of its interest in the assets related to the financing of the MWU subsidiaries (primarily in the form of machining and metal working equipment subject to lease with AMI, General, and Scott) to ICON MW to extinguish its obligations under the credit support agreement and receive an ownership interest in ICON MW. The methodology used to determine the ownership interests was at the discretion of the Manager, consistent with the intent of the credit support agreement. In connection with this contribution and the related termination of the credit support agreement, the LLC recorded a loss of approximately $215,000 in the third quarter of 2010.

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules.  On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules.  As a result, one lease with LC Manufacturing remains subsequent to January 4, 2012.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(8)	Long-Term Debt

The LLC had the following long-term debt at December 31, 2011 and 2010:

	2011	2010
ICON European Container II, LLC	$-	$20,164,957
ICON Senang, LLC	10,855,350	16,185,000
ICON Sebarok, LLC	-	16,185,000

Total non-recourse long-term debt	10,855,350	52,534,957

Less: Current portion of non-recourse long-term debt	3,544,240	14,371,257

Total non-recourse long-term debt, less current portion	$7,311,110	$38,163,700

Container Vessels

On November 10, 2010 and November 22, 2010, the LLC sold the ZIM Japan Sea and the  ZIM Andaman Sea. The proceeds of the sales were used to make prepayments of long-term debt secured by the vessels in the amounts of approximately $10,960,000 and $11,160,000, respectively.  As a result of the sale of the ZIM Japan Sea and the ZIM Andaman Sea, the related interest rate swap contract was settled.

On February 28, 2011, and March 16, 2011, the LLC sold the ZIM Hong Kong and ZIM Israel, respectively for $11,250,000 per vessel.  The proceeds of the sale were used to satisfy the long-term debt secured by the vessels in the amount of approximately $10,869,000.

In connection with the senior long-term debt obligations of the LLC assumed two interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on such debt obligations and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts had a fixed interest rate of 5.99% for the ZIM Hong Kong and the ZIM Israel. These interest rate contracts expired during January 2011.

At December 31, 2011 and 2010, the outstanding balance of the senior and junior long-term debt obligations related to ZIM Hong Kong and the ZIM Israel was $0 and $20,164,957, respectively.

Handymax Product Tankers

On October 13, 2010, the LLC terminated the M/T Faithful time charter and sold the M/T Faithful (see Note 4). The purchase price along with certain excess funds in the operating accounts related to the Faithful, Vanguard, Doubtless, and Spotless, were used to make a prepayment on the loan with Paribas in the amount of $6,375,000.

On December 24, 2010, the LLC sold the Vanguard, Doubtless and Spotless vessels to an unaffiliated third party.  As a result, the LLC's obligations under the New Paribas Loan were assumed by the buyer.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(8)	Long-Term Debt - continued

Aframax Product Tankers

In connection with the acquisition of the Teekay Vessels (see Note 4), the LLC borrowed approximately $66,660,000 of long-term debt from Fortis Capital. The LLC paid and capitalized approximately $880,000 in debt financing costs. The advances were both cross-collateralized, have a maturity date of April 11, 2012 and accrue interest at LIBOR plus 1.00% per year.  The advances required monthly principal payments ranging from approximately $202,000 to $1,006,000.

On April 11, 2007, the LLC entered into two additional interest rate swap contracts with Fortis Bank Nederland in order to fix the variable interest rate on the LLC’s long-term debt with regards to the Senang Spirit and Sebarok Spirit and to minimize the LLC’s risk for interest rate fluctuations. After giving effect to the swap agreements, the LLC has a fixed interest rate of 6.125% per year. The LLC accounted for these swap contracts as cash flow hedges.

On November 4, 2011 the LLC sold the Sebarok Spirit, for approximately $7,517,000.  Simultaneous with the sale, the LLC satisfied the remaining third party debt.

At December 31, 2011 and 2010, the outstanding balance of the long-term debt obligations related to the Teekay Vessels was approximately $10,855,350 and $32,370,000, respectively.

On February 9, 2012 the LLC extended the maturity date of the debt related to the Teekay Vessel through April 2015.

As of December 31, 2011 and December 31, 2010, the LLC had capitalized net debt financing costs of $11,047 and $128,602, respectively. For the years ended December 31, 2011, 2010 and 2009, the LLC recognized amortization expense of $203,245, $232,198 and $418,762, respectively.

The aggregate maturities of long-term debt over the next four years are as follows at December 31, 2011:

Year ending December 31,
2012	$3,544,240
2013	3,133,333
2014	3,133,333
2015	1,044,444

Total	$10,855,350

(9)	Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the "Facility"), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  As of December 31, 2011, the LLC had $5,000,000 available under the Facility.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(9)	Revolving Line of Credit, Recourse - continued

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.  At December 31, 2011, there were no obligations outstanding under the Facility.

Effective September 30, 2011, the requirement to comply with a financial covenant was waived and amended for future periods. As of December 31, 2011, the LLC was in compliance with all other covenants under the loan agreement.

(10)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.

The components of loss before income taxes were:

	Years Ended December 31,
	2011	2010	2009
Non-taxable (1)	$(25,437,093)	$(6,938,966)	$(44,793,430)
Taxable (1)	1,508,628	1,615,902	1,389,368
Loss before income taxes	$(23,928,465)	$(5,323,064)	$(43,404,062)

(1) The distinction between the taxable and non-taxable activities was determined based on the locations of the taxing authorities.

The components of the benefit (provision) for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Foreign national and provincial (provision) benefit	$(547,450)	$(597,930)	$(495,291)

Deferred:
Foreign national and provincial (provision) benefit	(168,947)	34,094	648,771

(Provision) benefit for income taxes	$(716,397)	$(563,836)	$153,480

As of December 31, 2011 and 2010, the LLC has a deferred tax asset of approximately $894,439 and $1,026,931, respectively, relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable. This deferred tax asset valuation allowance of $3,329,261 and $3,090,491 at December 31, 2011 and December 31, 2010 respectively. The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Foreign Income Taxes - continued

The significant components of deferred taxes consisted of the following:

	December 31,
Non-current deferred tax assets:	2011	2010
Leased equipment at cost, less accumulated depreciation	$3,577,773	$4,185,593
Unrealized taxable capital loss		92,572
Net operating loss carryforward, net of current portion	3,152,003	3,090,491
Total non-current deferred tax assets before valuation allowance	6,729,776	7,368,656
Valuation allowance	(3,329,261)	(3,090,491)
Total deferred tax assets	$3,400,515	$4,278,165

Non-current deferred tax liabilities:
Net investment in finance leases	$(2,166,338)	$(2,920,143)
Unrealized taxable capital gain	(339,738)	(331,091)

Total deferred tax liabilities	(2,506,076)	(3,251,234)

Net deferred tax assets	$894,439	$1,026,931

Reconciliations from the benefit (provision) for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the benefit (provision) for income taxes are as follows:

	2011	2010
U.S. Federal statutory income tax rate	(34.0)%	(34.0)%
Rate benefit for U.S. partnership operations	34.0%	34.0%
Foreign taxes	(26.5)%	(28.5)%
	(26.5)%	(28.5)%

The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2006 through 2010 periods. The LLC has not identified any uncertain tax positions as of December 31, 2011.

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
December 31, 2011

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

During the twelve months ended December 31, 2011, the Manager suspended the collection of a portion of its management fees.

The LLC paid distributions to the Manager of $146,527, $333,391 and $333,811 for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, the Manager’s interest in the net loss attributable to Fund Eleven was $255,634, $66,965 and $450,959 for the years ended December 31, 2011, 2010 and 2009, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2011, 2010 and 2009 were as follows:

Entity	Capacity	Description	2011	2010	2009
ICON Capital Corp.	Manager	Management fees (1) (2)	$-	$541,090	$2,185,858
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	1,005,815	1,417,858	1,951,850
Total fees paid to related parties			$1,005,815	$1,958,948	$4,137,708

(1) Charged directly to operations.
(2) The Manager suspended the collection of a portion of its management fees in the amount of $ 1,213,912 and $1,440,269 during the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the LLC had a net payable of $79,794 and $286,590 due to the Manager and its affiliates that consisted primarily of accruals due to the Manager for administrative expense reimbursements.

(12)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to qualify as accounting hedges, even though the LLC believes that these are effective economic hedges.

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
December 31, 2011

(12)	Derivative Financial Instruments - continued

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable long-term debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2011, we had one floating-to-fixed interest rate swap relating to ICON Senang designated as cash flow hedges with an aggregate notional amount of approximately $10,855,350. This interest rate swap has a maturity date of April 11, 2012.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations as the impact of the hedged transaction. During the years ended December 31, 2010 and 2008, the LLC recorded hedge ineffectiveness in the amount of approximately $3,211,000 and $12,000, as a component of the (gain) loss on financial instruments in the consolidated statements of operations. During the year ended December 31, 2009, the LLC recorded no hedge ineffectiveness in earnings and estimates that approximately $1,191,000 will be transferred from AOCI to interest expense.

Non-designated Derivatives

The LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swap not designated as a hedge and the warrants are recorded directly in earnings.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of December 31, 2011 and December 31, 2010:

		Asset Derivatives			Liability Derivatives
		December 31,	December 31,		December 31,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$176,956	$1,694,776

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative instruments	$-	$-
Warrants	Other non-current assets	$-	$70,669		$-	$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(12)	Derivative Financial Instruments - continued

The tables below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

Year Ended December 31, 2011

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$98,335	Interest expense	$(1,385,597)	Gain on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on the statements of operations for the year ended December 31, 2011 of $410,662. This loss was recorded as a component of gain on financial instruments. The gain recorded for the year ended December 31, 2011 was comprised of $481,331 relating to interest rate swap contracts and a loss of $70,669 relating to warrants.

Year Ended December 31, 2010

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$2,932,596	Interest expense	$3,362,940	Gain on financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the statements of operations for the year ended December 31, 2010 of $3,918,539. This gain was recorded as a component of gain on financial instruments. The gain recorded for the year ended December 31, 2010 was comprised of $3,927,241 relating to interest rate swap contracts and a loss of $8,702 relating to warrants.

Year Ended December 31, 2009

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$454,962	Interest expense	$(4,115,917)	Gain on financial instruments	$-

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(12)	Derivative Financial Instruments - continued

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the statements of operations for the year ended December 31, 2009 of $346,739. This gain was recorded as a component of gain on financial instruments. The gain recorded for the year ended December 31, 2009 was comprised of $328,947 relating to interest rate swap contracts and $17,792 relating to warrants.

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

As of December 31, 2011 and 2010, the fair value of the derivatives in a liability position was $176,956 and $1,694,776, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2011, the termination value would be $177,772.

(13)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on derivative financial instruments and accumulated losses on currency translation adjustments of $144,331 and $511,810, respectively, at December 31, 2011 and accumulated losses on derivative financial instruments and accumulated gains on currency translation adjustments of $1,431,590 and $308,034, respectively, at December 31, 2010.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(14)	Fair Value Measurements – continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$176,956	$-	$176,956

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Years Ended December 2010
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$117,145	$-	$-	$117,145	$512,181
Leased equipment at cost	$8,908,986	$-	$20,586,282	$-	$43,752,697

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(14)	Fair Value Measurements – continued

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$1,051,974	$-	$-	$1,051,974	$2,423,903
Leased equipment at cost	$-	$-	$-	$4,585,810	$11,403,338

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3.  As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s long-term debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s mortgage note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.  The LLC determined that the carrying value of the above leased equipment at cost exceeded its fair value determined using a discounted cash flow analysis and therefore an impairment was recorded as of December 31, 2011.

	December 31, 2011
	Carrying Amount	Fair Value

Mortgage notes receivable and interest	$16,078,209	$16,291,505
Notes receivable	$17,089,327	$17,407,655

(15)	Share Repurchase

The LLC repurchased 0, 437, and 163 Shares for the years ended December 31, 2011, 2010 and 2009, respectively. The repurchase amounts are calculated according to a specified repurchase formula pursuant to the LLC‘s Share repurchase plan.  Repurchased Shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of Shares that can be repurchased in any one year and repurchased Shares may not be reissued. Repurchased Shares are accounted for as a reduction of members' equity.

(16)	Concentrations of Risk

For the year ended December 31, 2011, the LLC had two lessees that accounted for approximately 82.8% of its total rental and finance income. For the year ended December 31, 2010, the LLC had two lessees that accounted for approximately 80.1% of rental and finance income.  For the year ended December 31, 2009, the LLC had three lessees that accounted for approximately 63.0% of rental and finance income. No other lessees accounted for more than 10% of rental and finance income.

At December 31, 2011, the LLC had four lessees that accounted for approximately 84.2% of total assets and one lender that accounted for approximately 87.0% of total liabilities.

At December 31, 2010, the LLC had three lessees that accounted for approximately 78.1% of total assets and one lender that accounted for approximately 55.8% of total liabilities.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(17)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include operating leases (net of accumulated depreciation), finance leases, investments in joint ventures and mortgage notes receivable, are as follows:

	Year Ended December 31, 2011
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$4,301,063	$-	$611,443	$11,374,378	$16,286,884
Time charter income	$-	$-	$-	$-	$-
Finance income	$68,301	$676,898	$688,439	$-	$1,433,638
Loss from investments in joint ventures	$(435,755)	$-	$-	$-	$(435,755)
Interest and other income	$317,956	$3,134,687	$2,379,396	$-	$5,832,039

	At December 31, 2011
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$9,122,255	$4,332,761	$-	$13,455,016
Leased equipment at cost, net	$7,391,602	$-	$-	$8,908,986	$16,300,588
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006
Investments in joint ventures	$1,038,678	$-	$-	$-	$1,038,678
Note receivable	$1,264,884	$-	$-	$15,824,443	$17,089,327
Assets held for sale, net	$117,145	$-	$-	$-	$117,145

(a)  When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(17)	Geographic Information - continued

	Year Ended December 31, 2010
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$5,377,242	$-	$182,628	$29,827,297	$35,387,167
Time charter income	$-	$-	$-	$8,677,496	$8,677,496
Finance income	$843,253	$834,390	$156,673	$-	$1,834,316
Income from investments in joint ventures	$(1,751,045)	$-	$-	$-	$(1,751,045)
Interest and other income	$667,403	$2,929,602	$-	$459,265	$4,056,270
	At December 31, 2010
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$3,588,754	$11,493,923	$4,418,394	$-	$19,501,071
Leased equipment at cost, net	$10,814,413	$-	$-	$68,772,999	$79,587,412
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006
Investments in joint ventures	$5,749,598	$-	$-	$-	$5,749,598
Note receivable	$8,212,089	$-	$-		$8,212,089
Assets held for sale, net	$16,004,231	$-	$-	$-	$16,004,231

(a) When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.
	Year Ended December 31, 2009
	United
	States	Canada	Europe	Vessels (a)	Total
Revenue:
Rental income	$21,174,455	$-	$923,749	$42,001,646	$64,099,850
Time charter income	$-	$-	$-	$5,559,524	$5,559,524
Finance income	$1,626,327	$921,812	$-	$-	$2,548,139
Income from investments in joint ventures	$345,938	$-	$-	$-	$345,938
Interest and other income	$471,689	$2,853,685	$135	$122,774	$3,448,283

	At December 31, 2009
	United
	States	Canada	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$9,749,463	$14,931,689	$-	$-	$24,681,152
Leased equipment at cost, net	$15,853,373	$-	$9,120,432	$158,640,374	$183,614,179
Mortgage note receivable	$-	$12,722,006	$-	$-	$12,722,006
Investments in joint ventures	$11,578,687	$-	$-	$-	$11,578,687
Note receivable	$10,015,000	$-	$-	$-	$10,015,000
Assets held for sale, net	$3,813,647	$-	$-	$-	$3,813,647

(a)  When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(18)	Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data by quarter:

		(unaudited)
	Quarters Ended in 2011
	March 31,	June 30,	September 30,	December 31,	Year ended December 31, 2011
Total revenue	$18,215,644	$6,183,883	$5,617,881	$4,511,339	$34,528,747
Net income (loss)	$14,344,853	$2,067,790	$(41,142,969)	$85,464	$(24,644,862)
Net income (loss) attributable to Fund Eleven allocable to additional members	$13,696,533	$1,901,677	$(40,847,917)	$(58,085)	$(25,307,792)
Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	$362,656	362,656
Net income (loss) attributable to Fund Eleven per weighted average
additional share of limited liability company interests	$37.77	$5.24	$(112.64)	$(0.16)	$(69.78)

		(unaudited)			Year ended December 31, 2010
	Quarters Ended in 2010
	March 31,	June 30,	September 30,	December 31,
Total revenue	$14,437,753	$11,216,346	$14,243,206	$25,466,487	$65,363,792
Net (loss) income	$(1,940,676)	$(5,851,038)	$(11,662,628)	$13,567,442	$(5,886,900)
Net (loss) income attributable to Fund Eleven allocable to additional members	$(2,146,341)	$(5,958,623)	$(11,744,308)	$13,219,744	$(6,629,528)
Weighted average number of additional shares of
limited liability company interests outstanding	362,736	362,654	362,654	362,654	362,674
Net (loss) income attributable to Fund Eleven per
weighted average additional share of limited liability company interests	$(5.92)	$(16.43)	$(32.38)	$36.45	$(18.28)

(19)	Commitments and Contingencies

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

From November 2010 through March 2011, the LLC, through its wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties.  During June 2011, the LLC received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  The Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, the Manager agreed to a three party arbitration panel to hear such claims, but to date, ZIM has not filed any arbitration proceedings.  The Manager believes that ZIM’s claims are frivolous and intends to vigorously contest them in the event ZIM files an arbitration proceeding.  At this time, the LLC is unable to predict the outcome of any threatened arbitration or loss therefrom, if any.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(19)	Commitments and Contingencies - continued

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an Adversary Complaint against ICON EAR, LLC and ICON EAR II, LLC (collectively, “ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

(20)	Income Tax Reconciliation (Unaudited)

At December 31, 2011 and 2010, the members’ capital accounts included in the consolidated financial statements totaled $56,622,685 and $95,755,387, respectively.  The members’ capital for federal income tax purposes at December 31, 2011 and 2010 totaled $89,936,265 and $160,862,104, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on the sales of equipment and portfolio, depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to Fund Eleven for financial statement reporting purposes to the net (loss) income attributable to Fund Eleven for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Net loss attributable to Fund Eleven per consolidated financial statements	$(25,563,426)	$(6,696,493)	$(45,095,916)

Depreciation and amortization	(3,509,033)	4,912,506	37,333,436
Finance income	(745,200)	(1,379,067)	-
Rental income	3,564,323	2,237,485	(9,208,865)
Gain on sale of portfolio	-	(44,980)	-
(Loss) gain on consolidated joint venture	(3,315,072)	5,582,042	6,101,571
Gain (loss) on sale of leased equipment	(60,396,148)	(96,179,712)	(7,469,387)
Impairment loss	33,631,848	17,362,194	42,208,124
Bad debt expense	-	(1,286,909)	2,389,977
Other items	708,971	520,802	(451,939)

Net (loss) income attributable to Fund Eleven for federal income tax purposes	$(55,623,737)	$(74,972,132)	$25,807,001

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Additions			Other Charges
Description	Beginning of Year	Costs and Expenses	Charged to Asset	Deductions		Additions (Deductions)		Balance at End of Year

Valuation allowance for deferred tax assets:
Year ended December 31, 2011
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$3,090,491	$-	-	-		$238,770	(a)	$3,329,261

Year ended December 31, 2010
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$3,021,502	$-	-	-		$68,989	(a)	$3,090,491

Year ended December 31, 2009
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$2,529,455	$75,905	-	-		$416,142	(a)	$3,021,502

Allowance for doubtful accounts:
Year ended December 31, 2011
Allowance for doubtful accounts
(deducted from accounts receivable)	$-	-	-	-		$-		$-

Year ended December 31, 2010
Allowance for doubtful accounts
(deducted from accounts receivable)	$1,506,313	-	-	(1,480,907	) (b)	$(25,406	) (a)	$-

Year ended December 31, 2009
Allowance for doubtful accounts
(deducted from accounts receivable)	-	$1,569,221	-	-		$(62,908	) (a)	$1,506,313

(a) Currency translation adjustment.
(b) Amount written off against the asset balance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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
Name	Age	Title
Michael A. Reisner	41	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
David J. Verlizzo	39	Managing Director and Counsel
Craig A. Jackson	52	Managing Director
Harry Giovani	37	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director joined ICON in 2001. Prior to purchasing the company, Mr. Reisner held various positions in the firm including, Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director originally joined ICON in 1999. Prior to purchasing the company, Mr. Gatto held various positions in the firm including, Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, co-founded a specialty business consulting firm in New York City where he served as its managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Senior Managing Director, joined ICON in 2005 as Vice President and Associate General Counsel. In 2006, he was promoted to Senior Vice President and General Counsel, and in 2007, was promoted to his current position. Prior to joining ICON, Mr. Kress was an attorney from 2001 to 2005, with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Keith S. Franz, Managing Director, joined ICON in March 2009. Mr. Franz was previously Vice President of Accounting and Finance from March 2009 to July 2011. Mr. Franz was previously a Senior Manager at Smart & Associates LLP from December 2008 until March 2009 and the Vice President of Corporate Finance for Audiovox Corporation from August 2004 to November 2008.  Prior to Audiovox, from September 1991 through August 2004, Mr. Franz was employed by Ernst & Young LLP, rising to the level of Senior Audit Manager.  Mr. Franz received a B.S. from Binghamton University and is a certified public accountant.

David J. Verlizzo has been Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to June 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities law compliance, and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from the University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in February in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director - Chief Credit Officer, joined ICON in 2008. Most recently he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Accounting and Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers.  Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2011, 2010 and 2009:

Entity	Capacity	Description	2011	2010	2009
ICON Capital Corp.	Manager	Management fees	$-	$541,090	$2,185,858
ICON Capital Corp.	Manager	Administrative expense reimbursements	$1,005,815	$1,417,858	$1,951,850

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $146,527, $333,391 and $333,811 for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, our Manager’s interest in the net loss attributed to us was $255,634, $66,965 and $450,959 for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 16, 2012, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2011 and 2010, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

	2011	2010

Audit fees	$390,100	$496,110
Tax fees	58,235	108,714

	$448,335	$535,914

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

101.INS* XBRL Instance Document.

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

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

ICON EAR, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON EAR, LLC

We have audited the accompanying balance sheets of ICON EAR, LLC (the “Company”) as of December 31, 2011, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON EAR, LLC at December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP

March 30, 2012
New York, New York

ICON EAR, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash	$27,787	$45,231
Land	290,366	1,382,063
Expected auction proceeds	-	1,114,099

Total current assets	318,153	2,541,393

Total Assets	$318,153	$2,541,393

Members’ Equity

Current liabilities:
Accrued legal expenses	-	47,899

Total Liabilities	-	47,899

Members’ Equity:	318,153	2,493,494

Total Liabilities and Members’ Equity	$318,153	$2,541,393

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(unaudited)		(unaudited)

Revenue:
Rental and other income	$-	$2,000	$2,691,322
Loss on sales of land	-	(297,864)	-

Total revenue	-	(295,864)	2,691,322

Expenses:
General and administrative	17,616	66,077	253,254
Depreciation	-	-	1,778,975
Impairment loss	1,158,171	5,648,959	3,429,316
Bad debt expense	-	-	572,721
Total expenses	1,175,787	5,715,036	6,034,266

Net loss	$(1,175,787)	$(6,010,900)	$(3,342,944)

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity

Balance, December 31, 2008 (unaudited)	$14,477,731

Net loss	(3,342,944)
Cash distributions	(2,092,025)

Balance, December 31, 2009 (unaudited)	9,042,762

Net loss	(6,010,900)
Cash distributions	(538,368)

Balance, December 31, 2010	2,493,494

Net loss	(1,175,787)
Cash distributions	(999,554)

Balance, December 31, 2011 (unaudited)	$318,153

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss	$(1,175,787)	$(6,010,900)	$(3,342,944)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Net loss on sales of land	-	297,864	-
Depreciation	-	-	1,778,975
Impairment loss	1,158,171	5,696,859	3,429,316
Bad debt expense	-	-	572,721
Changes in operating assets and liabilities:
Other assets	-	-	(323,850)
Accrued expenses and other liabilities	(47,899)	-	(475)

Net cash (used in) provided by operating activities	(65,515)	(16,177)	2,113,743

Cash flows from investing activities:
Proceeds from sales of land	1,047,625	539,368	-

Net cash used in investing activities	1,047,625	539,368	-

Cash flows from financing activities:
Distributions to noncontrolling interests	(452,459)	(244,151)	(941,412)
Cash distributions to members	(547,095)	(294,217)	(1,150,613)

Net cash used in financing activities	(999,554)	(538,368)	(2,092,025)

Net (decrease) increase in cash	(17,444)	(15,177)	21,718
Cash, beginning of period	45,231	60,408	38,690

Cash, end of period	$27,787	$45,231	$60,408

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the years ended December 31, 2011 and December 31, 2009)

(1)	Organization

ICON EAR, LLC (the “LLC”) was formed on December 11, 2007, as a Delaware limited liability company, for the purpose of investing in semiconductor manufacturing equipment from Equipment Acquisition Resources, Inc. (“EAR”).  The LLC is a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the LLC’s “Members”). Fund Twelve and Fund Eleven have a 55% and 45% ownership percentage, respectively, in the LLC’s profits, losses and cash distributions.

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

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the years ended December 31, 2011 and December 31, 2009)

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011 and 2010.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the years ended December 31, 2011 and December 31, 2009)

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts and impairment losses.  Actual results could differ from those estimates.

 (3)   ICON EAR, LLC

Between December 2007 and June 2008, the LLC purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000. The lease term commenced on July 1, 2008 and was to expire on June 30, 2013.  As additional security for the purchase and lease, the LLC received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the LLC.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The LLC had a net accounts receivable balance outstanding of approximately $573,000, which was charged to bad debt expense during the year ended December 31, 2009. Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and the equipment became the subject of an Illinois State Court proceeding.  Such equipment was subsequently sold as part of the Illinois State Court proceeding.  In addition, on June 7, 2010, the LLC received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations.  The LLC has had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but does not currently anticipate collecting on such judgments.

During 2009, the LLC, in connection with a wholly-owned subsidiary of Fund Eleven, foreclosed on the property that was received as additional security under the lease with EAR.  On June 2, 2010, the LLC, in connection with a wholly-owned subsidiary of Fund Eleven, sold a parcel of real property in Jackson Hole, Wyoming that was received as additional security under the respective leases with EAR for approximately $757,000.  As a result, the LLC recognized a loss of approximately $298,000.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the years ended December 31, 2011 and December 31, 2009)

(3)	ICON EAR, LLC - continued

In light of developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized impairment charges of approximately $1,158,000, $5,649,000 and $3,429,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

On March 7, 2012, one of the creditor’s in the Illinois State Court proceeding won a summary judgment motion filed against the LLC thereby dismissing the LLC’s claims to the proceeds resulting from the sale of the EAR equipment. The basis of the court’s decision centered on the fact that the LLC was made whole from the foreclosure of the property in Wyoming.  The LLC is appealing the decision. At December 31, 2011, the only remaining asset owned by the LLC was real property with a carrying value of approximately $290,000.

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

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the years ended December 31, 2011 and December 31, 2009)

(4)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss

Land	$290,366	$-	$-	$290,366	$44,072
Expected auction proceeds	$-	$-	$-	$-	$1,114,099

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Land	$1,382,063	$-	$-	$1,382,063	$2,055,930
Expected auction proceeds	$1,114,099	$-	$-	$1,114,099	$3,593,029

The LLC’s non-financial assets are valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

(5)	Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the LLC seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the LLC.  The complaint also seeks the recovery of payments made by EAR to the LLC during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale we received as security in connection with its investment.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC are unable to predict the outcome of this action or loss therefrom, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 30, 2012

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

March 30, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

94