Form 10-K/A
period 2011-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2012-04-16
CIK 1312910

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Leasing Fund Eleven, LLC (“Fund Eleven”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Filing”) solely for the purpose of amending Item 15. Exhibits, Financial Statement Schedules.  For ease of reference, the Amendment contains the complete text of Item 15.  Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to consolidated financial statements included as Item 8 to the Original Filing.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with the Original Filing. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto included in the Original Filing.

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

/s/ ERNST & YOUNG LLP

March 31, 2011
New York, New York

ICON EAR, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash	$27,787	$45,231
Assets held for sale, net	290,366	2,448,263

Total Assets	$318,153	$2,493,494

Members’ Equity

Members’ Equity:
Total Members’ Equity	318,153	2,493,494

Total Members’ Equity	$318,153	$2,493,494

See accompanying notes to financial statements.

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(unaudited)		(unaudited)

Revenue:
Rental and other income	$-	$2,000	$2,691,322
Loss on sales of assets held for sale	-	(297,864)	-

Total revenue	-	(295,864)	2,691,322

Expenses:
General and administrative	17,616	18,177	253,254
Depreciation	-	-	1,778,975
Impairment loss	1,158,171	5,696,859	3,429,316
Bad debt expense	-	-	572,721
Total expenses	1,175,787	5,715,036	6,034,266

Net loss	$(1,175,787)	$(6,010,900)	$(3,342,944)

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

ICON EAR, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss	$(1,175,787)	$(6,010,900)	$(3,342,944)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Net loss on sales of assets held for sale	-	297,864	-
Depreciation	-	-	1,778,975
Impairment loss	1,158,171	5,696,859	3,429,316
Bad debt expense	-	-	572,721
Changes in operating assets and liabilities:
Other assets	-	-	(323,850)
Accrued expenses and other liabilities	-	-	(475)

Net cash (used in) provided by operating activities	(17,616)	(16,177)	2,113,743

Cash flows from investing activities:
Proceeds from sales of assets held for sale	999,726	539,368	-

Net cash provided by investing activities	999,726	539,368	-

Cash flows from financing activities:
Cash distributions to members	(999,554)	(538,368)	(2,092,025)

Net cash used in financing activities	(999,554)	(538,368)	(2,092,025)

Net (decrease) increase in cash	(17,444)	(15,177)	21,718
Cash, beginning of period	45,231	60,408	38,690

Cash, end of period	$27,787	$45,231	$60,408

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

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators. At December 31, 2009, the LLC reclassified leased equipment at cost to assets held for sale

Asset Impairments

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

ICON EAR, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the years ended December 31, 2011 and December 31, 2009)

(3)	Assets Held for Sale - continued

In light of developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, the LLC recognized impairment charges of approximately $1,158,000, $5,697,000 and $3,429,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

On March 7, 2012, one of the creditor’s in the Illinois State Court proceeding won a summary judgment motion filed against the LLC thereby dismissing the LLC’s claims to the proceeds resulting from the sale of the EAR equipment. The basis of the court’s decision centered on the fact that the LLC was made whole from the foreclosure of the property in Wyoming.  The LLC is appealing the decision. At December 31, 2011, the only remaining asset owned by the LLC was real property held for sale, with a carrying value of approximately $290,000.

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss
Assets held for sale, net	$290,366	$-	$-	$290,366	$1,158,171

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

(5)	Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the LLC seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the LLC.  The complaint also seeks the recovery of payments made by EAR to the LLC during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale the LLC received as security in connection with its investment.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

April 13, 2012

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

April 13, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

13