Form 10-Q
period 2012-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2012-05-15
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 4, 2012 is 362,656.

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	March 31,
	2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$5,453,420	$6,824,356
Current portion of net investment in notes receivable	6,742,986	6,083,528
Current portion of net investment in finance leases	4,642,034	4,469,552
Asset held for sale, net	117,145	117,145
Other current assets	1,430,538	257,785

Total current assets	18,386,123	17,752,366

Non-current assets:
Net investment in notes receivable, less current portion	9,685,027	11,009,979
Net investment in mortgage note receivable	12,858,804	12,878,079
Net investment in finance leases, less current portion	8,289,940	8,985,464
Vessel	6,885,829	-
Leased equipment at cost (less accumulated depreciation of
$5,978,501 and $19,249,518, respectively)	6,993,330	16,300,588
Investment in joint ventures	1,019,399	1,038,678
Deferred income taxes, net	993,247	894,439
Other non-current assets	3,613,784	3,372,774

Total non-current assets	50,339,360	54,480,001

Total Assets	$68,725,483	$72,232,367

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$9,486,977	$3,544,240
Derivative financial instrument	52,602	176,956
Due to Manager and affiliates	227,187	79,794
Accrued expenses and other liabilities	2,625,749	1,394,684

Total current liabilities	12,392,515	5,195,674

Non-current liabilities:
Long-term debt, less current portion	-	7,311,110

Total Liabilities	12,392,515	12,506,784

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional members	56,426,160	59,901,721
Manager	(2,658,003)	(2,622,895)
Accumulated other comprehensive loss	(350,729)	(656,141)

Total Members' Equity	53,417,428	56,622,685

Noncontrolling Interests	2,915,540	3,102,898

Total Equity	56,332,968	59,725,583

Total Liabilities and Equity	$68,725,483	$72,232,367

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Finance income	$1,717,115	$1,765,832
Rental income	2,004,965	4,979,284
Income from investment in joint ventures	155,867	1,832
Net gain on sales of leased equipment	-	11,411,941

Total revenue	3,877,947	18,158,889

Expenses:
Administrative expense reimbursements - Manager	183,094	258,009
General and administrative	521,388	768,696
Vessel operating expense	212,022	-
Depreciation	1,723,713	2,249,442
Impairment loss	697,715	-
Interest	225,336	694,176
Gain on derivative financial instruments	(47,405)	(154,401)

Total expenses	3,515,863	3,815,922

Income before income taxes	362,084	14,342,967

(Provision) benefit for income taxes	(62,348)	1,886

Net income	299,736	14,344,853

Less: Net income attributable to noncontrolling interests	147,214	509,971

Net income attributable to Fund Eleven	$152,522	$13,834,882

Net income attributable to Fund Eleven allocable to:
Additional Members	$150,997	$13,696,533
Manager	1,525	138,349

	$152,522	$13,834,882

Comprehensive income:
Net income	$299,736	$14,344,853
Change in valuation of derivative financial instruments	120,246	317,715
Currency translation adjustment	185,166	309,859

Total comprehensive income	605,148	14,972,427

Less: Comprehensive income attributable to noncontrolling interests	147,214	509,971

Comprehensive income attributable to Fund Eleven	$457,934	$14,462,456

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656

Net income attributable to Fund Eleven per weighted
average additional share of limited liability company
interests outstanding	$0.42	$37.77

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Income (Loss)	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	362,656	$59,901,721	$(2,622,895)	$(656,141)	$56,622,685	$3,102,898	$59,725,583

Net income	-	150,997	1,525	-	152,522	147,214	299,736
Change in valuation of derivative financial instrument	-	-	-	120,246	120,246	-	120,246
Currency translation adjustment	-	-	-	185,166	185,166	-	185,166
Cash distributions	-	(3,626,558)	(36,633)	-	(3,663,191)	(334,572)	(3,997,763)

Balance, March 31, 2012 (unaudited)	362,656	$56,426,160	$(2,658,003)	$(350,729)	$53,417,428	$2,915,540	$56,332,968

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$299,736	$14,344,853
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(245,027)	(375,864)
Rental income paid directly to lenders by lessees	(1,530,000)	(2,958,000)
Income from investment in joint ventures	(155,867)	(1,832)
Net gain on sales of leased equipment	-	(11,411,941)
Depreciation	1,723,713	2,249,442
Impairment loss	697,715	-
Interest expense paid directly to lenders by lessees	161,627	550,058
Interest expense from amortization of debt financing costs	53,391	29,481
Gain on derivative financial instruments	(47,405)	(154,401)
Deferred tax provision (benefit)	(98,808)	(1,886)
Changes in operating assets and liabilities:
Collection of finance leases	962,145	1,244,185
Other assets	(1,430,628)	(667,322)
Accrued expenses and other liabilities	1,231,062	(1,006,318)
Due to Manager and affiliates	147,393	(87,132)
Distributions from joint ventures	158,235	10,117

Net cash provided by operating activities	1,927,282	1,763,440

Cash flows from investing activities:
Proceeds from sales of leased equipment	-	24,911,474
Principal repayments on notes receivable	674,229	751,451
Distributions received from joint ventures in excess of profits	11,532	393,817
Other assets	-	(9,239)

Net cash provided by investing activities	685,761	26,047,503

Cash flows from financing activities:
Repayments of long-term debt	-	(16,635,200)
Repayments of revolving line of credit, recourse	-	(1,450,000)
Cash distributions to members	(3,663,191)	(3,663,190)
Distributions to noncontrolling interests	(334,572)	(1,266,075)

Net cash used in financing activities	(3,997,763)	(23,014,465)

Effects of exchange rates on cash and cash equivalents	13,784	6,896

Net (decrease) increase in cash and cash equivalents	(1,370,936)	4,803,374
Cash and cash equivalents, beginning of period	6,824,356	4,621,512

Cash and cash equivalents, end of period	$5,453,420	$9,424,886

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$159,468

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest paid on long term debt directly to lenders by lessees	$1,530,000	$2,958,000

Exchange of noncontrolling interest in a joint venture for notes receivable	$-	$3,588,928

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentations.

Credit Quality of Notes Receivable, Mortgage Note Receivable and Direct Finance Leases and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

As the LLC’s notes receivable, mortgage note receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

As of March 31, 2012 and December 31, 2011, the Manager determined that no allowance for credit losses was required.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material effect on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)	Basis of Presentation - continued

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)	Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Principal outstanding	$16,440,000	$17,114,229
Initial direct costs	2,418	4,180
Deferred fees	(14,405)	(24,902)

Net investment in notes receivable	16,428,013	17,093,507
Less: Current portion of net investment in notes receivable	6,742,986	6,083,528

Net investment in notes receivable, less current portion	$9,685,027	$11,009,979

On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a payment of approximately $1,015,000.

(3)	Net Investment in Mortgage Note Receivable

Net investment in mortgage note receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Principal outstanding	$12,722,006	$12,722,006
Initial direct costs	136,798	156,073

Net investment in mortgage note receivable	$12,858,804	$12,878,079

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2012	2011
Minimum rents receivable	$11,519,902	$12,354,929
Estimated residual values	3,105,847	3,067,787
Initial direct costs	79,691	100,635
Unearned income	(1,773,466)	(2,068,335)

Net investment in finance leases	12,931,974	13,455,016

Less: Current portion of net investment in finance leases	4,642,034	4,469,552

Net investment in finance leases, less current portion	$8,289,940	$8,985,464

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2012	2011
Manufacturing equipment	$12,971,831	$12,971,831
Marine - Aframax product tankers	-	22,578,275

	12,971,831	35,550,106

Less: Accumulated depreciation	5,978,501	19,249,518

	$6,993,330	$16,300,588

Depreciation expense was $1,723,713 and $2,249,442 for the three months ended March 31, 2012 and 2011, respectively.

On May 3, 2012, the LLC sold the Aframax product tanker (the “Senang Spirit”) for approximately $7,173,000, and as a result, recorded an impairment loss of $697,715 for the three months ended March 31, 2012. The remaining carrying value of the Senang Spirit was reclassified to the line item, Vessel, in the accompanying consolidated balance sheet at March 31, 2012.

(6)	Long-Term Debt

As of March 31, 2012 and December 31, 2011, the LLC had an outstanding long-term debt obligation secured by the Senang Spirit of $9,486,977 and $10,855,350, respectively.  On May 3, 2012, in connection with the sale of the Senang Spirit, the LLC paid off the then outstanding debt balance at an agreed upon discount of approximately $7,347,000.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(7)	Revolving Line of Credit

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC have a beneficial interest.  As of March 31, 2012, the LLC had $5,000,000 available under the Facility.

The Facility expires on March 31, 2013 and the LLC may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of  4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.  At March 31, 2012, there were no obligations outstanding under the Facility.

At March 31, 2012, the LLC was in compliance with all covenants related to the Facility.

Subsequent to March 31, 2012, the LLC borrowed $5,000,000 from the Facility and on May 3, 2012, the LLC repaid the outstanding balance on the Facility.

(8)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three months ended March 31, 2012, the provision for income taxes was comprised of $161,156 in current taxes and a benefit of $98,808 in deferred taxes. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 through 2010 periods. The LLC has not identified any material uncertain tax positions as of March 31, 2012.

As of March 31, 2012, the LLC has a net deferred tax asset of approximately $993,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a note receivable.  The deferred tax asset relating to the net operating losses has a full valuation allowance.  The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(9)	Transactions with Related Parties

Expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:
			Three Months Ended March 31,
Entity	Capacity	Description	2012	2011
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	$183,094	$258,009

(1) Charged directly to operations.

The Manager suspended the collection of a portion of its management fees in the amount of $201,923 and $312,976 during the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, the LLC had a payable of $227,187 and $79,794 due to the Manager and its affiliates primarily relating to administrative expense reimbursements.

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging.  Certain derivatives may not meet the established criteria to qualify as accounting hedges, even though the LLC believes that these are effective economic hedges.

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

Designated Derivative

As of March 31, 2012, the LLC had one floating-to-fixed interest rate swap that is designated and qualifying as a cash flow hedge with an aggregate notional amount of
$9,486,977.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(10)	Derivative Financial Instruments – continued

For this derivative, the LLC records the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations and comprehensive income as the impact of the hedged transaction. During the three months ended March 31, 2012, the LLC recorded $47,405 of hedge ineffectiveness in earnings.

During the twelve months ending March 31, 2013, the LLC estimates that approximately $24,085 will be reclassified from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instrument as well as its classification within the LLC’s consolidated balance sheets as of March 31, 2012 and December 31, 2011:
		Liability Derivatives
		March 31,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instrument:
Interest rate swap	Derivative financial instrument	$52,602	$176,956

The table below presents the effect of the LLC’s derivative financial instrument designated as a cash flow hedging instrument on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2012:

Three Months Ended March 31, 2012

Derivative	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swap	$(3,521)	Interest expense	$(123,767)	Gain on derivative financial instrument	$47,405

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(10)	Derivative Financial Instruments – continued

The table below presents the effect of the LLC’s derivative financial instruments designated as a cash flow hedging instruments on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2011:

Three Months Ended March 31, 2011

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(29,086)	Interest expense	$(346,801)	Gain on derivative financial instruments	$157,141

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

As of March 31, 2012 and December 31, 2011, the fair value of the derivative instrument in a liability position was $52,602 and $176,956, respectively. In the event that the LLC would be required to settle its obligations under the agreement as of March 31, 2012, the termination value would be $52,602.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated losses on a derivative financial instrument and accumulated losses on a currency translation adjustment of $24,085 and $326,644, respectively, at March 31, 2012 and accumulated losses on a derivative financial instrument and accumulated losses on a currency translation adjustment of $144,331 and $511,810, respectively, at December 31, 2011.

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(12)	Fair Value Measurements - continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative financial instrument	$-	$52,602	$-	$52,602

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative financial instrument	$-	$176,956	$-	$176,956

The LLC’s derivative financial instrument, includes an interest rate swap that is valued using models based on readily observable market parameters and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instrument.  The fair value of the derivative financial instrument was recorded in derivative financial instrument within the consolidated balance sheets.

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
March 31, 2012
(unaudited)

(12)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012:

	March 31, 2012	Level 1	Level 2	Level 3	Impairment Loss for the Three Months Ended March 31, 2012
Vessel	$6,885,829	$-	$6,885,829	$-	$697,715

The LLC’s non-financial assets are valued using models based on readily observable or unobservable market parameters and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The carrying value of the LLC’s long-term debt approximates its fair value due to its floating interest rates.  The estimated fair value of the LLC’s net investment in mortgage note receivable and fixed rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.  Principal outstanding on mortgage note receivable was discounted at the rate of 20.63% per year. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 13.47% and 15% per year.
	March 31, 2012
	Carrying Value	Fair Value (Level 3)

Principal outstanding on mortgage note receivable	$16,281,670	$16,493,439
Principal outstanding on fixed rate notes receivable	$16,428,013	$16,657,618

(13)	Commitments and Contingencies

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

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(13)	Commitments and Contingencies - continued

From November 2010 through March 2011, the LLC, through its wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM Integrated Shipping Services, Ltd. (“ZIM”) to unaffiliated third parties.  During June 2011, the LLC received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  The Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, the Manager agreed to a three party arbitration panel to hear such claims.  On April 19, 2012 ZIM filed arbitration claim submissions.  The Manager believes that ZIM’s claims are frivolous and intends to vigorously contest these claims.  At this time, the LLC is unable to predict the outcome of the arbitration or loss therefrom, if any.

On October 21, 2011, the Chapter 11 bankruptcy trustee for Equipment Acquisition Resources, Inc. ("EAR") filed an adversary complaint against ICON EAR, LLC and ICON EAR II, LLC (collectively, “ICON EAR”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the backruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. Such equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR is appealing this decision. At this time, the LLC is unable to predict the outcome of this action.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Dispositions and Impairment

•
As a result of the sale of the Senang Spirit on May 2, 2012, we determined that its net book value exceeded its fair value.  As a result, we recorded an impairment loss of approximately $698,000 during the three months ended March 31, 2012. In connection with the sale, we paid off the then outstanding debt balance at an agreed upon discount of approximately $7,347,000.

•	On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a payment of approximately $1,015,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of March 31, 2012.  See note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lumber processing equipment	$21,416,690	51%	$22,000,334	51%
Marine - Container Vessels	15,422,800	37%	15,824,443	36%
Auto parts manufacturing equipment	4,374,088	10%	4,332,761	10%
Point of sale equipment	1,005,213	2%	1,269,064	3%
	$42,218,791	100%	$43,426,602	100%

 The total net carrying value of our financing transactions includes the balances of our net investment in notes receivable, finance leases and the mortgage note receivable, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Teal Jones Group	Lumber processing equipment	55%	52%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	35%	29%
Heuliez S.A.	Auto parts manufacturing equipment	9%	11%
		99%	92%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of operations and comprehensive income.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
Asset Type	Net Carrying Value		Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Plastic processing and printing equipment	$6,993,330		100%	$7,391,602	45%
Marine - Product Tanker	-	(1)	-	8,908,986	55%
	$6,993,330		100%	$16,300,588	100%

(1) At March 31, 2012, the Marine - Product Tanker has been reclassified to the line item, Vessel, in our consolidated balance sheet.

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost and a vessel, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Teekay Corporation	Marine - Product Tankers	63%	62%
Pliant Corporation	Plastic processing and printing equipment	37%	15%
ZIM Integrated Shipping Services Ltd.	Marine - Container Vessels	-	12%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	10%
		100%	99%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income.

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

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	2012	2011	Change
Finance income	$1,717,115	$1,765,832	$(48,717)
Rental income	2,004,965	4,979,284	(2,974,319)
Income from investments in joint ventures	155,867	1,832	154,035
Net gain on sales of leased equipment	-	11,411,941	(11,411,941)

Total revenue	$3,877,947	$18,158,889	$(14,280,942)

Total revenue for the 2012 Quarter decreased $14,280,942, or 78.6%, as compared to the 2011 Quarter. The decrease in total revenue was primarily due to the impact of the sale of ICON European Container II, LLC during the 2011 Quarter and a decrease in rental income as a result of the sale of the Aframax product tanker, Sebarok Spirit (the “Sebarok Spirit”) during 2011.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	2012	2011	Change
Administrative expense reimbursements - Manager	$183,094	$258,009	$(74,915)
General and administrative	521,388	768,696	(247,308)
Vessel operating expense	212,022	-	212,022
Depreciation	1,723,713	2,249,442	(525,729)
Impairment loss	697,715	-	697,715
Interest	225,336	694,176	(468,840)
Gain on derivative financial instrument	(47,405)	(154,401)	106,996

Total expenses	$3,515,863	$3,815,922	$(300,059)

Total expenses for the 2012 Quarter decreased $300,059, or 7.9%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to decreases in (i) depreciation expense, (ii) interest expense, and (iii) general and administrative expense, all of which are a result of the sale of the Sebarok Spirit during 2011. The decrease in total expenses was partially offset by an increase in the impairment loss and vessel operating expense recorded as a result of our operating the Senang Spirit during the 2012 Quarter.

    (Provision) Benefit for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2012 Quarter, the provision for income taxes was comprised of a provision of $161,156 in current taxes and a benefit of $98,808 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Quarter decreased $362,757 as compared to the 2011 Quarter due to the sale of our investment in ICON Global Crossing V, LLC during 2011.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2012 Quarter and the 2011 Quarter was $152,522 and $13,834,882, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2012 Quarter and the 2011 Quarter was $0.42 and $37.77, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $3,506,884, from $72,232,367 at December 31, 2011 to $68,725,483 at March 31, 2012.  The decrease was primarily due to the cash distributions to our members, the continuing depreciation of our leased equipment at cost and the impairment of the Senang Spirit. The decrease is offset by an increase in other current assets related to our purchase of fuel bunkers for the Senang Spirit.

Current Assets

Current assets increased $633,757, from $17,752,366 at December 31, 2011 to $18,386,123 at March 31, 2012.  The increase was primarily due to the increase in the current portion of our net investment in notes receivable, the increase in other current assets and other sources of cash from operations. The increase in current assets is offset by a decrease in cash resulting from distributions to our members.

Total Liabilities

Total liabilities decreased $114,269, from $12,506,784 at December 31, 2011 to $12,392,515 at March 31, 2012. The decrease was primarily due to scheduled repayments of our long-term debt during the 2012 Quarter. This decrease is offset by an increase in other liabilities for the accrual of fuel bunkers related to the Senang Spirit.

Current Liabilities

Current liabilities increased $7,196,841, from $5,195,674 at December 31, 2011 to $12,392,515 at March 31, 2012. The increase was primarily due to the reclassification of the debt related to the Senang Spirit to current liabilities and an increase in the accrual for fuel bunkers related to the Senang Spirit.

Equity

Equity decreased $3,392,615, from $59,725,583 at December 31, 2011 to $56,332,968 at March 31, 2012. The decrease was primarily due to cash distributions to our members and noncontrolling interests.  The decrease was offset by the net income recorded in the 2012 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $5,453,420 and $6,824,356. During our operating period, our main source of cash has been from financing activities and our main use of cash has been in (i) investments in leasing and other financing transactions, (ii) distributions to our members and noncontrolling interests and (iii) repayment of our long-term debt. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2012, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities increased $163,842, from $1,763,440 in the 2011 Quarter to $1,927,282 in the 2012 Quarter.  Net cash provided by operating activities during the 2012 Quarter increased primarily as a result of receiving more distributions from investment in joint ventures during the 2012 Quarter than we received in the 2011 Quarter.

Investing Activities

Cash provided by investing activities decreased $25,361,742, from $26,047,503 in the 2011 Quarter to $685,761 in the 2012 Quarter. This decrease was primarily due to the impact of proceeds we received from sales of leased equipment in the 2011 Quarter.  There were no proceeds received from the sales of leased equipment in the 2012 Quarter.

Financing Activities

Cash used in financing activities decreased $19,016,702, from $23,014,465 in the 2011 Quarter to $3,997,763 in the 2012 Quarter. This decrease was primarily due to a decrease in principal repayments of our long-term debt and a decrease in our repayments of our revolving line of credit.

Financings and Borrowings

Long-Term Debt

We had a long-term debt obligation at March 31, 2012 of $9,486,977, which was classified as a current liability. This debt obligation consists of a note payable related to the Senang Spirit. On May 3, 2012, we paid off the then outstanding debt balance for approximately $7,347,000.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations. We paid distributions to our Manager, additional members and noncontrolling interests of $36,633, $3,626,558 and $334,572, respectively, for the 2012 Quarter. We do not expect to make any distributions during our extended operating period until toward the end of such period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition taken as a whole.

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties.  During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims.  On April 19, 2012 ZIM filed arbitration claim submissions.  Our Manager believes that ZIM’s claims are frivolous and intends to vigorously contest these claims.  At this time, we are unable to predict the outcome of the arbitration or loss therefrom, if any.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also seeks the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint seeks the imposition of a constructive trust over certain real property and the proceeds from the sale ICON EAR received as security in connection with its investment.  Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, our Manager is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the backruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. Such equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR is appealing this decision. At this time, we are unable to predict the outcome of this action.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

May 15, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

27