Form 10-Q
period 2012-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2012-08-14
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ] (Do not check if a smaller reporting company)       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 13, 2012 is 362,656.

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	June 30,
	2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$4,289,815	$6,824,356
Current portion of net investment in notes receivable	6,752,783	6,083,528
Current portion of net investment in finance leases	5,734,786	4,469,552
Asset held for sale, net	117,145	117,145
Other current assets	139,779	257,785

Total current assets	17,034,308	17,752,366

Non-current assets:
Net investment in notes receivable, less current portion	8,737,317	11,009,979
Net investment in mortgage note receivable	12,839,231	12,878,079
Net investment in finance leases, less current portion	6,119,592	8,985,464
Leased equipment at cost (less accumulated depreciation of
$6,376,773 and $19,249,518, respectively)	6,595,058	16,300,588
Investments in joint ventures	996,123	1,038,678
Deferred tax asset, net	1,145,055	894,439
Other non-current assets	3,698,122	3,372,774

Total non-current assets	40,130,498	54,480,001

Total Assets	$57,164,806	$72,232,367

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$-	$3,544,240
Derivative financial instrument	-	176,956
Due to Manager and affiliates	212,674	79,794
Accrued expenses and other liabilities	1,109,195	1,394,684

Total current liabilities	1,321,869	5,195,674

Non-current liabilities:
Long-term debt, less current portion	-	7,311,110

Total Liabilities	1,321,869	12,506,784

Commitments and contingencies (Note 13)

Equity:
Members' Equity:
Additional members	56,393,908	59,901,721
Manager	(2,658,329)	(2,622,895)
Accumulated other comprehensive loss	(618,062)	(656,141)

Total Members' Equity	53,117,517	56,622,685

Noncontrolling Interests	2,725,420	3,102,898

Total Equity	55,842,937	59,725,583

Total Liabilities and Equity	$57,164,806	$72,232,367

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue and other income:
Finance income	$1,655,199	$1,822,470	$3,372,314	$3,588,302
Rental income	743,231	4,328,461	2,748,196	9,307,745
Income (loss) from investments in joint ventures	184,515	(21,295)	340,382	(19,463)
Net gain on sales of leased equipment	-	-	-	11,411,941
Gain on extinguishment of debt	2,052,960	-	2,052,960	-
Litigation settlement	171,100	-	171,100	-

Total revenue and other income	4,807,005	6,129,636	8,684,952	24,288,525

Expenses:
Administrative expense reimbursements - Manager	220,051	413,086	403,145	671,095
General and administrative	726,422	756,866	1,247,810	1,525,562
Vessel operating expense	835,484	-	1,047,506	-
Depreciation	398,272	2,249,443	2,121,985	4,498,885
Impairment loss	-	17,780	697,715	17,780
Interest	46,441	593,528	271,777	1,287,704
Gain on derivative financial instruments	(28,517)	(129,754)	(75,922)	(284,155)

Total expenses	2,198,153	3,900,949	5,714,016	7,716,871

Income before income taxes	2,608,852	2,228,687	2,970,936	16,571,654

Provision for income taxes	(54,848)	(160,897)	(117,196)	(159,011)

Net income	2,554,004	2,067,790	2,853,740	16,412,643

Less: Net income attributable to noncontrolling interests	144,455	146,904	291,669	656,875

Net income attributable to Fund Eleven	$2,409,549	$1,920,886	$2,562,071	$15,755,768

Net income attributable to Fund Eleven allocable to:
Additional Members	$2,385,454	$1,901,677	$2,536,450	$15,598,210
Manager	24,095	19,209	25,621	157,558

	$2,409,549	$1,920,886	$2,562,071	$15,755,768

Comprehensive income:
Net income	$2,554,004	$2,067,790	$2,853,740	$16,412,643
Change in valuation of derivative financial instruments	24,085	272,344	144,331	590,059
Currency translation adjustments	(291,418)	65,503	(106,252)	375,362

Total comprehensive income	2,286,671	2,405,637	2,891,819	17,378,064

Less: Comprehensive income attributable to noncontrolling interests	144,455	146,904	291,669	656,875

Comprehensive income attributable to Fund Eleven	$2,142,216	$2,258,733	$2,600,150	$16,721,189

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656

Net income attributable to Fund Eleven per weighted
average additional share of limited liability company
interests outstanding	$6.58	$5.24	$6.99	$43.01

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Accumulated Other Comprehensive Loss	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	362,656	$59,901,721	$(2,622,895)	$(656,141)	$56,622,685	$3,102,898	$59,725,583

Net income	-	150,997	1,525	-	152,522	147,214	299,736
Change in valuation of derivative financial instrument	-	-	-	120,246	120,246	-	120,246
Currency translation adjustments	-	-	-	185,166	185,166	-	185,166
Cash distributions	-	(3,626,558)	(36,633)	-	(3,663,191)	(334,572)	(3,997,763)

Balance, March 31, 2012 (unaudited)	362,656	56,426,160	(2,658,003)	(350,729)	53,417,428	2,915,540	56,332,968

Net income	-	2,385,454	24,095	-	2,409,549	144,455	2,554,004
Change in valuation of derivative financial instrument	-	-	-	24,085	24,085	-	24,085
Currency translation adjustments	-	-	-	(291,418)	(291,418)	-	(291,418)
Cash distributions	-	(2,417,706)	(24,421)	-	(2,442,127)	(334,575)	(2,776,702)

Balance, June 30, 2012 (unaudited)	362,656	$56,393,908	$(2,658,329)	$(618,062)	$53,117,517	$2,725,420	$55,842,937

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,853,740	$16,412,643
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(500,464)	(690,034)
Rental income paid directly to lenders by lessees	(1,204,110)	(6,052,000)
(Income) loss from investments in joint ventures	(340,382)	19,463
Net gain on sales of leased equipment	-	(11,411,941)
Depreciation	2,121,985	4,498,885
Impairment loss	697,715	17,780
Amortization of deferred time charter expense	-	57,711
Interest expense paid directly to lenders by lessees	219,296	1,088,751
Interest expense from amortization of debt financing costs	11,047	-
Gain on debt extinguishment	(2,052,960)	-
Gain on derivative financial instruments	(75,922)	(284,155)
Deferred tax provision (benefit)	(250,616)	(55,069)
Changes in operating assets and liabilities:
Collection of finance leases	2,023,426	3,120,604
Other assets	(218,384)	(853,849)
Accrued expenses and other liabilities	(233,841)	(1,048,817)
Due to Manager and affiliates	122,211	(107,516)
Distributions from joint ventures	339,842	14,786

Net cash provided by operating activities	3,512,583	4,727,242

Cash flows from investing activities:
Investment in notes receivable	(483,899)	-
Proceeds from sales of leased equipment	6,885,829	24,911,474
Principal repayment on notes receivable	2,108,322	1,443,498
Distributions received from joint ventures in excess of profits	43,095	425,861
Other assets	-	(9,238)

Net cash provided by investing activities	8,553,347	26,771,595

Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	5,000,000	-
Repayment of revolving line of credit, recourse	(5,000,000)	(1,450,000)
Repayment of long-term debt	(7,825,930)	(16,635,200)
Cash distributions to members	(6,105,318)	(7,326,379)
Distributions to noncontrolling interests	(669,147)	(1,600,649)

Net cash used in financing activities	(14,600,395)	(27,012,228)

Effects of exchange rates on cash and cash equivalents	(76)	7,427

Net (decrease) increase in cash and cash equivalents	(2,534,541)	4,494,036
Cash and cash equivalents, beginning of period	6,824,356	4,621,512

Cash and cash equivalents, end of period	$4,289,815	$9,115,548

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$8,167	$159,468

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on long-term debt paid directly to lenders by lessees	$1,204,110	$6,052,000

Exchange of noncontrolling interest in a joint venture for notes receivable	$-	$3,588,928

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the manager, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Net Investment in Notes Receivable, Mortgage Note Receivable and Direct Finance Leases and Allowance for Credit Losses

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s net investment in notes receivable, mortgage note receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

As of June 30, 2012 and December 31, 2011, the Manager determined that no allowance for credit losses was required.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)	Basis of Presentation and Consolidation - continued

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)	Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:
	June 30,	December 31,
	2012	2011
Principal outstanding	$15,499,681	$17,114,229
Initial direct costs	-	4,180
Deferred fees	(9,581)	(24,902)

Net investment in notes receivable	15,490,100	17,093,507

Less: Current portion of net investment in notes receivable	6,752,783	6,083,528

Net investment in notes receivable, less current portion	$8,737,317	$11,009,979

On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a prepayment of $1,015,000. No material gain or loss resulted from the prepayment.

On May 22, 2012 and July 30, 2012, the LLC made secured capital expenditure loans (collectively the “CapEx Loan”) in the amounts of $493,774 and $710,882, respectively, to subsidiaries of Revstone Transportation, LLC (“Revstone”). The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of 60 months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in certain assets.

(3)	Net Investment in Mortgage Note Receivable

Net investment in mortgage note receivable consisted of the following:

	June 30,	December 31,
	2012	2011
Principal outstanding	$12,722,006	$12,722,006
Initial direct costs	117,225	156,073

Net investment in mortgage note receivable	$12,839,231	$12,878,079

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2012	2011
Minimum rents receivable	$10,239,625	$12,354,929
Estimated residual values	3,038,067	3,067,787
Initial direct costs	60,871	100,635
Unearned income	(1,484,185)	(2,068,335)

Net investment in finance leases	11,854,378	13,455,016

Less: Current portion of net investment in finance leases	5,734,786	4,469,552

Net investment in finance leases, less current portion	$6,119,592	$8,985,464

On July 17, 2012, the June 30, 2012 payment of €430,800 under the finance lease between the LLC, Heuliez SA and Heuliez Investissements SNC was modified to become six monthly payments totaling €430,800 from July 20, 2012 through November 30, 2012.

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2012	2011
Manufacturing equipment	$12,971,831	$12,971,831
Marine - Product tankers	-	22,578,275
Leased equipment at cost	12,971,831	35,550,106

Less: Accumulated depreciation	6,376,773	19,249,518

Leased equipment at cost (less accumulated depreciation)	$6,595,058	$16,300,588

Depreciation expense was $398,272 and $2,249,443 for the three months ended June 30, 2012 and 2011, respectively.  Depreciation expense was $2,121,985 and $4,498,885 for the six months ended June 30, 2012 and 2011, respectively.

On May 3, 2012, the LLC sold the Senang Spirit Vessel (the “Senang Spirit”) for approximately $7,173,000, exclusive of selling costs. As a result, the LLC recorded an impairment charge of $697,715 for the three months ended March 31, 2012.

(6)	Long-Term Debt

On May 3, 2012, in connection with the sale of the Senang Spirit, the LLC used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, the LLC recorded a gain on extinguishment of debt of approximately $2,053,000 for the three months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, the LLC had outstanding long-term debt of $0 and $10,855,350, respectively.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(7)	Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  During the three months ended June 30, 2012, the LLC borrowed and repaid $5,000,000. As of June 30, 2012, the LLC had $5,000,000 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the LLC may request a one-year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.  At June 30, 2012, there were no obligations outstanding under the Facility.

At June 30, 2012, the LLC was in compliance with all covenants related to the Facility.

(8)	Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the three and six months ended June 30, 2012, the provision for income taxes was comprised of $161,157 and $322,313 in current taxes and a benefit of $106,309 and $205,117 in deferred taxes, respectively. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 through 2011 periods. The LLC had not identified any material uncertain tax positions as of June 30, 2012.

As of June 30, 2012, the LLC had a net deferred tax asset of approximately $1,145,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a note receivable.  The deferred tax asset relating to the net operating losses has a full valuation allowance.  The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

(9)	Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	$220,051	$413,086	$403,145	$671,095

(1) Amount charged directly to operations.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)	Transactions with Related Parties - continued

The Manager suspended the collection of management fees in the amounts of approximately $157,000 and $359,000 during the three and six months ended June 30, 2012, respectively.  The Manager suspended the collection of management fees in the amounts of approximately $334,000 and $647,000 during the three and six months ended June 30, 2011, respectively.

During the quarter ended June 30, 2012, the Manager waived its rights to administrative expense reimbursements in the amount of $100,973.

At June 30, 2012 and December 31, 2011, the LLC had a net payable of $212,674 and $79,794, respectively, due to the Manager and its affiliates primarily relating to administrative expense reimbursements.

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

The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable long-term debt. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Designated Derivatives

The LLC had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge, which expired on April 11, 2012.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(10)	Derivative Financial Instruments – continued

For this derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the statements of operations and comprehensive income as the impact of the hedged transaction. During the three and six months ended June 30, 2012, the LLC recorded $28,517 and $75,922 of hedge ineffectiveness in earnings, respectively, which is included in gain on derivative financial instruments.  During the three and six months ended June 30, 2011, the LLC recorded $133,420 and $290,561 of hedge ineffectiveness in earnings, respectively, which is included in gain on derivative financial instruments.

The table below presents the fair value of the LLC’s derivative financial instrument as well as its classification within the LLC’s consolidated balance sheets as of June 30, 2012 and December 31, 2011:

		Liability Derivative
		June 30,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments:
Interest rate swap	Derivative financial instrument	$-	$176,956

The tables below present the effect of the LLC’s derivative financial instrument designated as a cash flow hedging instrument on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012

Derivative	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swap	$(776)	Interest expense	$(24,861)	Gain on derivative financial instrument	$28,517

Six Months Ended June 30, 2012

Derivative	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swap	$(4,297)	Interest expense	$(148,628)	Gain on derivative financial instrument	$75,922

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(10)	Derivative Financial Instruments – continued

Three Months Ended June 30, 2011

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(40,584)	Interest expense	$(312,928)	Gain on derivative financial instruments	$133,420

Six Months Ended June 30, 2011

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)

Interest rate swaps	$(69,670)	Interest expense	$(659,729)	Gain on derivative financial instruments	$290,561

The LLC did not have any non-designated hedging instruments for the three and six months ended June 30, 2012.  The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2011 of approximately $4,000 and $6,000, respectively.

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

As of June 30, 2012 and December 31, 2011, the fair value of the derivative financial instrument in a liability position was $0 and $176,956, respectively.

(11)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on a derivative financial instrument and accumulated unrealized losses on a currency translation adjustment of $0 and $618,062, respectively, at June 30, 2012 and accumulated unrealized losses on a derivative financial instrument and accumulated unrealized losses on a currency translation adjustment of $144,331 and $511,810, respectively, at December 31, 2011.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(12)	Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

The LLC had no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2012. The valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 was a derivative financial instrument classified as Level 2 in the amount of $176,956. The LLC’s derivative financial instrument as of December 31, 2011 included an interest rate swap that was valued using models based on direct or indirect observable market inputs for all substantial terms of the LLC’s derivative contract and therefore was classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instrument.  The fair value of the interest rate swap was recorded in derivative financial instrument within the consolidated balance sheets.

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was taken, and the carrying value of the asset at June 30, 2012:

	Carrying Value at June 30, 2012	Level 1	Level 2	Level 3	Impairment Loss for the Six Months Ended June 30, 2012
Vessel - Senang Spirit	$-	$-	$6,885,829	$-	$697,715

The LLC’s non-financial asset, the Senang Spirit, was valued using the agreed upon sales price. The sales price was a quoted price in an inactive market which was directly observable as of the reporting date and therefore classified as Level 2.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s net investment in mortgage note receivable and fixed rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.  Principal outstanding on the mortgage note receivable was discounted at the rate of 20.63% per year. Principal outstanding on the fixed rate notes receivable was discounted at rates ranging between 15% and 17% per year.

	June 30, 2012
	Carrying Value	Fair Value (Level 3)

Principal and accrued interest outstanding on mortgage note receivable	$16,537,351	$16,537,351
Principal and accrued interest outstanding on fixed rate notes receivable	$15,490,100	$15,490,100

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(13)	Commitments and Contingencies

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the LLC taken as a whole.

From November 2010 through March 2011, the LLC, through its wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM Integrated Shipping Services, Ltd. (“ZIM”) to unaffiliated third parties.  During June 2011, the LLC received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  The Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, the Manager agreed to a three party arbitration panel to hear such claims.  On April 19, 2012, ZIM filed arbitration claim submissions. On April 23, 2012, the Manager filed a defense and counterclaim. The Manager believes that ZIM’s claims are frivolous and intends to vigorously contest these claims.  At this time, the LLC is unable to predict the outcome of the arbitration or loss therefrom, if any.

On June 20, 2011, ICON EAR, LLC (“ICON EAR”) filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of Equipment Acquisition Resources, Inc. (“EAR”) alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR’s favor for $590,000, of which the LLC’s portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  The Manager filed an answer to the complaint which includes certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR is appealing this decision. At this time, the LLC is unable to predict the outcome of this action.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We are currently in our operating period. During our operating period, additional investments will continue to be made with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases and other financing transactions from time to time until April 2015.  The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Dispositions and Impairment

•
On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a prepayment of $1,015,000. No material gain or loss resulted from the prepayment.

•	On May 3, 2012, we sold the Senang Spirit for approximately $7,173,000, exclusive of selling costs. As a result, we recorded an impairment charge of $697,715 for the three months ended March 31, 2012.

•
On May 3, 2012, in connection with the sale of the Senang Spirit, we settled the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 for the three months ended June 30, 2012.

New Investments

•
On May 22, 2012 and July 30, 2012, we made the CapEx Loan in the amounts of $493,774 and $710,882, respectively, to Revstone. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of 60 months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in certain assets.

Restructuring

•
On July 17, 2012, the June 30, 2012 payment of €430,800 under the finance lease between us, Heuliez SA and Heuliez Investissements SNC was modified to become six monthly payments totaling €430,800 from July 20, 2012 through November 30, 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of June 30, 2012. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Lumber processing equipment and land	$20,437,904	51%	$22,000,334	51%
Marine - Container vessels (1)	15,005,907	37%	15,824,443	36%
Automotive manufacturing equipment	4,739,898	12%	4,332,761	10%
Point of sale equipment	-	-	1,269,064	3%
	$40,183,709	100%	$43,426,602	100%

(1) Net carrying value of the assets are no longer secured by the Marine - Container vessels, which were disposed of in a prior year.

 The net carrying value of our financing transactions includes the balances of our net investments in notes receivable, finance leases and mortgage note receivable, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Teal Jones Group	Lumber processing equipment and land	55%	52%
ZIM Integrated Shipping Services Ltd.	Marine - Container vessels	35%	33%
		90%	85%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Percentage of Total		Percentage of Total
Asset Type	Net Carrying Value	Net Carrying Value	Net Carrying Value	Net Carrying Value
Plastic processing and printing equipment	$6,595,058	100%	$7,391,602	45%
Marine - Product tanker	-	-	8,908,986	55%
	$6,595,058	100%	$16,300,588	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Teekay Corporation	Marine - Product tankers	-	72%
Pliant Corporation	Plastic processing and printing equipment	100%	17%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	11%
		100%	100%

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

Revenue and other income for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Finance income	$1,655,199	$1,822,470	$(167,271)
Rental income	743,231	4,328,461	(3,585,230)
Income (loss) from investments in joint ventures	184,515	(21,295)	205,810
Gain on extinguishment of debt	2,052,960	-	2,052,960
Litigation settlement	171,100	-	171,100

Total revenue and other income	$4,807,005	$6,129,636	$(1,322,631)

Total revenue and other income for the 2012 Quarter decreased $1,322,631, or 21.6%, as compared to the 2011 Quarter. The decrease in total revenue and other income was primarily due to the impact of the sale of the two marine product tankers, the Senang Spirit and the Seborak Spirit, during the 2012 Quarter and during the fourth quarter of 2011, respectively, which resulted in a significant decrease in rental income.  This decrease was partially offset by a gain on the extinguishment of debt upon the sale of the Senang Spirit.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Administrative expense reimbursements - Manager	$220,051	$413,086	$(193,035)
General and administrative	726,422	756,866	(30,444)
Vessel operating expense	835,484	-	835,484
Depreciation	398,272	2,249,443	(1,851,171)
Impairment loss	-	17,780	(17,780)
Interest	46,441	593,528	(547,087)
Gain on derivative financial instruments	(28,517)	(129,754)	101,237

Total expenses	$2,198,153	$3,900,949	$(1,702,796)

Total expenses for the 2012 Quarter decreased $1,702,796, or 43.7%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to decreases in depreciation expense and interest expense, both of which were a result of the sale of the Senang Spirit during the 2012 Quarter and the Seborak Spirit during 2011. The decrease in total expenses was partially offset by an increase in the vessel operating expense recorded as a result of our operation of the Senang Spirit during the 2012 Quarter.

      Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2012 Quarter, the provision for income taxes was comprised of a provision of $161,157 in current taxes and a benefit of $106,309 in deferred taxes. For the 2011 Quarter, the provision for income taxes was comprised of a provision of $198,784 in current taxes and a benefit of $37,887 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Quarter remained consistent as compared to the 2011 Quarter.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2012 Quarter and the 2011 Quarter was $2,409,549 and $1,920,886, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2012 Quarter and the 2011 Quarter was $6.58 and $5.24, respectively.

Results of Operations for the Six Months Ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Financing Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Period	2011 Period
Teal Jones Group	Lumber processing equipment and land	55%	52%
ZIM Integrated Shipping Services Ltd.	Marine - Container vessels	35%	31%
Heuliez S.A.	Auto parts manufacturing equipment	9%	10%
		99%	93%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of operations and comprehensive income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Period	2011 Period
Teekay Corporation	Marine - Product tankers	46%	67%
Pliant Corporation	Plastic processing and printing equipment	54%	16%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	-	10%
		100%	93%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of rental income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2012 Period and the 2011 Period is summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Finance income	$3,372,314	$3,588,302	$(215,988)
Rental income	2,748,196	9,307,745	(6,559,549)
Income (loss) from investments in joint ventures	340,382	(19,463)	359,845
Net gain on sales of leased equipment	-	11,411,941	(11,411,941)
Gain on extinguishment of debt	2,052,960	-	2,052,960
Litigation settlement	171,100	-	171,100
Total revenue and other income	$8,684,952	$24,288,525	$(15,603,573)

Total revenue and other income for the 2012 Period decreased $15,603,573, or 64.2%, as compared to the 2011 Period. The decrease in total revenue and other income was primarily due to the decrease in net gain on sales of leased equipment related to the sale of the ICON European Container II KS vessels during the 2011 Period, as well as decreases in rental income as a result of the sale of the Senang Spirit during the 2012 Period and the Seborak Spirit during 2011.  The decrease in total revenue and other income was partially offset by the gain on extinguishment of debt related to the Senang Spirit during the 2012 Period.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Administrative expense reimbursements - Manager	$403,145	$671,095	(267,950)
General and administrative	1,247,810	1,525,562	(277,752)
Vessel operating expense	1,047,506	-	1,047,506
Depreciation	2,121,985	4,498,885	(2,376,900)
Impairment loss	697,715	17,780	679,935
Interest	271,777	1,287,704	(1,015,927)
Gain on derivative financial instruments	(75,922)	(284,155)	208,233

Total expenses	$5,714,016	$7,716,871	$(2,002,855)

Total expenses for the 2012 Period decreased $2,002,855, or 26.0%, as compared to the 2011 Period. The decrease in total expenses was primarily due to decreases in depreciation expense and interest expense, both as a result of the sale of the Senang Spirit and the Seborak Spirit during the 2012 Period and during 2011, respectively.  The decrease in total expenses was partially offset by an increase in vessel operating expense and an impairment charge related to the Senang Spirit during the 2012 Period.

      Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2012 Period, the provision for income taxes was comprised of a provision of $322,313 in current taxes and a benefit of $205,117 in deferred taxes. For the 2011 Period, the provision for income taxes was comprised of a provision of $214,080 in current taxes and a benefit of $55,069 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Period decreased $365,206 as compared to the 2011 Period primarily due to the sale of telecommunication equipment that had been subject to the finance lease within ICON Global Crossing V, LLC during the 2011 Period.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2012 Period and the 2011 Period was $2,562,071 and $15,755,768, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2012 Period and the 2011 Period was $6.99 and $43.01, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $15,067,561, from $72,232,367 at December 31, 2011 to $57,164,806 at June 30, 2012.  The decrease was primarily due to the cash distributions to our members, the continuing depreciation of our leased equipment at cost, the sale of the Senang Spirit and use of the proceeds from the sale of the Senang Spirit to settle the outstanding debt balance.

Current Assets

Current assets decreased $718,058, from $17,752,366 at December 31, 2011 to $17,034,308 at June 30, 2012. The decrease was primarily due to cash distributions to our members, partially offset by increases in the current portions of our net investment in notes receivable and net investment in finance leases.

Total Liabilities

Total liabilities decreased $11,184,915, from $12,506,784 at December 31, 2011 to $1,321,869 at June 30, 2012. The decrease was primarily due to the extinguishment of debt related to the Senang Spirit, in addition to scheduled repayments of our long-term debt during the 2012 Period.

Current Liabilities

Current liabilities decreased $3,873,805, from $5,195,674 at December 31, 2011 to $1,321,869 at June 30, 2012. The decrease was primarily due to the extinguishment of debt related to the Senang Spirit.

Equity

Equity decreased $3,882,646, from $59,725,583 at December 31, 2011 to $55,842,937 at June 30, 2012. The decrease was primarily due to cash distributions to our members and noncontrolling interests.  The decrease was partially offset by the net income recorded in the 2012 Period.

Liquidity and Capital Resources

Summary

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $4,289,815 and $6,824,356, respectively. During the six months ended June 30, 2012, our main sources of cash have been from (i) collection of finance leases, (ii) proceeds from sales of leased equipment and (iii) principal repayment on notes receivable and our main uses of cash have been from (i) repayment of long-term debt and (ii) distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements. We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit. At June 30, 2012, we had $5,000,000 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2012, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,214,659, from $4,727,242 in the 2011 Period to $3,512,583 in the 2012 Period. Net cash provided by operating activities during the 2012 Period decreased primarily as a result of the collection of less finance lease payments due to the sale of assets related to ICON European Container I KS, ICON European Container II KS, ICON Global Crossing III and ICON Global Crossing V.

Investing Activities

Cash provided by investing activities decreased $18,218,248, from $26,771,595 in the 2011 Period to $8,553,347 in the 2012 Period. This decrease was primarily due to the significant decrease in proceeds we received from sales of leased equipment in the 2012 Period as compared to the 2011 Period.

Financing Activities

Cash used in financing activities decreased $12,411,833, from $27,012,228 in the 2011 Period to $14,600,395 in the 2012 Period. This decrease was primarily due to decreases in principal repayments of our long-term debt and cash distributions to our members.

Financings and Borrowings

Long-Term Debt

On May 3, 2012, in connection with the sale of the Senang Spirit, we used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 for the three months ended June 30, 2012.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations. We paid distributions to our Manager, additional members and noncontrolling interests of $61,054, $6,044,264 and $669,147, respectively, for the 2012 Period.  We do not expect to make any distributions during our extended operating period until toward the end of such period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On April 23, 2012, the Manager filed a defense and counterclaim.Our Manager believes that ZIM’s claims are frivolous and intends to vigorously contest these claims. At this time, we are unable to predict the outcome of the arbitration or loss therefrom, if any.

On June 20, 2011, ICON EAR filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR’s favor for $590,000, of which our portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against ICON EAR that granted dismissal of ICON EAR’s claims to the proceeds resulting from the sale of certain EAR equipment. ICON EAR is appealing this decision. At this time, we are unable to predict the outcome of this action.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2012.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 13, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)

26