Form 10-Q
period 2012-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2012-11-14
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐                                                                                                   Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                 Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [x] No

Number of outstanding shares of limited liability company interests of the registrant on November 12, 2012 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,574,498	$6,824,356
Current portion of net investment in notes receivable	7,839,033	6,083,528
Current portion of net investment in finance leases	7,505,683	4,469,552
Asset held for sale, net	117,145	117,145
Other current assets	137,987	257,785
Total current assets	22,174,346	17,752,366
Non-current assets:
Net investment in notes receivable, less current portion	7,801,965	11,009,979
Net investment in mortgage note receivable	12,819,343	12,878,079
Net investment in finance leases, less current portion	3,625,084	8,985,464
Leased equipment at cost (less accumulated depreciation of
$6,775,045 and $19,249,518, respectively)	6,196,786	16,300,588
Investments in joint ventures	116,097	1,038,678
Deferred tax asset, net	1,249,606	894,439
Other non-current assets	4,004,002	3,372,774
Total non-current assets	35,812,883	54,480,001

Total assets	$57,987,229	$72,232,367

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$-	$3,544,240
Derivative financial instrument	-	176,956
Due to Manager and affiliates	-	79,794
Accrued expenses and other liabilities	1,333,216	1,394,684
Total current liabilities	1,333,216	5,195,674
Non-current liabilities:
Long-term debt, less current portion	-	7,311,110
Total liabilities	1,333,216	12,506,784

Commitments and contingencies (Note 13)

Equity:
Members’ equity:
Additional members	57,314,606	59,901,721
Manager	(2,649,029)	(2,622,895)
Accumulated other comprehensive loss	(543,888)	(656,141)
Total members' equity	54,121,689	56,622,685
Noncontrolling interests	2,532,324	3,102,898
Total equity	56,654,013	59,725,583

Total liabilities and equity	$57,987,229	$72,232,367

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue and other income:
Finance income	$1,671,836	$1,717,222	$5,044,150	$5,305,524
Rental income	743,232	3,845,336	3,491,428	13,153,081
(Loss) income from investments in joint ventures	(351,470)	7,636	(11,088)	(11,827)
Net gain on sales of leased equipment	-	-	-	11,411,941
Gain on extinguishment of debt	-	-	2,052,960	-
Litigation settlement	-	-	171,100	-
Total revenue and other income	2,063,598	5,570,194	10,748,550	29,858,719
Expenses:
Administrative expense reimbursements	-	165,281	403,145	836,376
General and administrative	518,971	427,262	1,766,781	1,952,824
Vessel operating expense	-	-	1,047,506	-
Depreciation	398,271	1,876,277	2,520,256	6,375,162
Impairment loss	-	43,752,697	697,715	43,770,477
Interest	21,441	537,541	293,218	1,825,245
Gain on derivative financial instruments	-	(57,900)	(75,922)	(342,055)

Total expenses	938,683	46,701,158	6,652,699	54,418,029
Income (loss) before income taxes	1,124,915	(41,130,964)	4,095,851	(24,559,310)
Provision for income taxes	(53,440)	(12,005)	(170,636)	(171,016)
Net income (loss)	1,071,475	(41,142,969)	3,925,215	(24,730,326)

Less: net income attributable to noncontrolling interests	141,477	117,553	433,146	774,428

Net income (loss) attributable to Fund Eleven	$929,998	$(41,260,522)	$3,492,069	$(25,504,754)
Net income (loss) attributable to Fund Eleven allocable to:
Additional members	$920,698	$(40,847,917)	$3,457,149	$(25,249,706)
Manager	9,300	(412,605)	34,920	(255,048)
	$929,998	$(41,260,522)	$3,492,069	$(25,504,754)
Comprehensive income (loss):
Net income (loss)	$1,071,475	$(41,142,969)	$3,925,215	$(24,730,326)
Change in fair value of derivative financial instruments	-	1,131,292	144,331	1,721,351
Currency translation adjustments	74,174	(367,731)	(32,078)	7,631
Total comprehensive income (loss)	1,145,649	(40,379,408)	4,037,468	(23,001,344)
Less: comprehensive income attributable to noncontrolling interests	141,477	117,553	433,146	774,428
Comprehensive income (loss) attributable to Fund Eleven	$1,004,172	$(40,496,961)	$3,604,322	$(23,775,772)
Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net income (loss) attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$2.54	$(112.64)	$9.53	$(69.62)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests			Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2011	362,656	$59,901,721	$(2,622,895)	$(656,141)	$56,622,685	$3,102,898	$59,725,583

Net income	-	150,997	1,525	-	152,522	147,214	299,736
Change in fair value of derivative financial instrument	-	-	-	120,246	120,246	-	120,246
Currency translation adjustments	-	-	-	185,166	185,166	-	185,166
Cash distributions	-	(3,626,558)	(36,633)	-	(3,663,191)	(334,572)	(3,997,763)
Balance, March 31, 2012 (unaudited)	362,656	56,426,160	(2,658,003)	(350,729)	53,417,428	2,915,540	56,332,968

Net income	-	2,385,454	24,095	-	2,409,549	144,455	2,554,004
Change in fair value of derivative financial instrument	-	-	-	24,085	24,085	-	24,085
Currency translation adjustments	-	-	-	(291,418)	(291,418)	-	(291,418)
Cash distributions	-	(2,417,706)	(24,421)	-	(2,442,127)	(334,575)	(2,776,702)
Balance, June 30, 2012 (unaudited)	362,656	56,393,908	(2,658,329)	(618,062)	53,117,517	2,725,420	55,842,937

Net income	-	920,698	9,300	-	929,998	141,477	1,071,475
Currency translation adjustments	-	-	-	74,174	74,174	-	74,174
Cash distributions	-	-	-	-	-	(334,573)	(334,573)
Balance, September 30, 2012 (unaudited)	362,656	$57,314,606	$(2,649,029)	$(543,888)	$54,121,689	$2,532,324	$56,654,013

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,925,215	$(24,730,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(693,587)	(970,168)
Rental income paid directly to lenders by lessees	(1,204,110)	(9,248,000)
Loss from investments in joint ventures	11,088	11,827
Net gain on sales of leased equipment	-	(11,411,941)
Depreciation	2,520,256	6,375,162
Impairment loss	697,715	43,770,477
Interest expense paid directly to lenders by lessees	219,296	1,586,457
Interest expense from amortization of debt financing costs	11,047	84,036
Gain on extinguishment of debt	(2,052,960)	-
Gain on derivative financial instruments	(75,922)	(342,055)
Deferred tax (benefit) provision	(355,167)	12,020
Changes in operating assets and liabilities:
Collection of finance leases	3,039,461	3,771,559
Other assets	(525,529)	(1,014,334)
Accrued expenses and other liabilities	(9,820)	(1,300,663)
Due to Manager and affiliates	(79,794)	(209,820)
Distributions from joint ventures	(37,053)	22,475
Net cash provided by operating activities	5,390,136	6,406,706
Cash flows from investing activities:
Investments in notes receivable	(1,075,909)	-
Proceeds from sales of leased equipment	6,885,831	25,994,871
Principal repayment on notes receivable	2,540,211	2,036,131
Distributions received from joint ventures in excess of profits	948,546	696,871
Other assets	-	(3,414)
Net cash provided by investing activities	9,298,679	28,724,459
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	5,000,000	-
Repayment of revolving line of credit, recourse	(5,000,000)	(1,450,000)
Repayment of long-term debt	(7,825,930)	(16,635,200)
Cash distributions to members	(6,105,318)	(10,989,569)
Distributions to noncontrolling interests	(1,003,720)	(1,935,223)
Net cash used in financing activities	(14,934,968)	(31,009,992)
Effects of exchange rates on cash and cash equivalents	(3,705)	6,648
Net (decrease) increase in cash and cash equivalents	(249,858)	4,127,821
Cash and cash equivalents, beginning of period	6,824,356	4,621,512
Cash and cash equivalents, end of period	$6,574,498	$8,749,333

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,278	$159,468
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on long-term debt paid directly to lenders by lessees	$1,204,110	$9,248,000
Exchange of noncontrolling interest in a joint venture for notes receivable	$-	$3,588,928

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(1)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Net Investment in Notes Receivable, Mortgage Note Receivable and Direct Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s net investment in notes receivable, mortgage note receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each Note as opposed to using portfolio based metrics and credit loss reserve.  Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the Note should be restructured.  Material events would be specifically disclosed in the discussion of each Note held.

As of September 30, 2012 and December 31, 2011, the Manager determined that no credit loss reserve was required.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards.  The new pronouncement also changes certain existing fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements.  The new pronouncement removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements.  The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Principal outstanding	$15,689,943	$17,114,229
Initial direct costs	-	4,180
Deferred fees	(48,945)	(24,902)
Net investment in notes receivable	15,640,998	17,093,507
Less: current portion of net investment in notes receivable	7,839,033	6,083,528
Net investment in notes receivable, less current portion	$7,801,965	$11,009,979

On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a prepayment of $1,015,000. No material gain or loss resulted from the prepayment.

On May 22, 2012 and July 30, 2012, the LLC made secured capital expenditure loans (collectively, the “CapEx Loan”) in the amounts of $493,774 and $634,138, respectively, to subsidiaries of Revstone Transportation, LLC (“Revstone”). The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in other Revstone assets, including automotive manufacturing equipment and real property.

(3)  Net Investment in Mortgage Note Receivable

Net investment in mortgage note receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Principal outstanding	$12,722,006	$12,722,006
Initial direct costs	97,337	156,073
Net investment in mortgage note receivable	$12,819,343	$12,878,079

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(4)  Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2012	2011
Minimum rents receivable	$9,286,529	$12,354,929
Estimated residual values	3,057,547	3,067,787
Initial direct costs	44,296	100,635
Unearned income	(1,257,605)	(2,068,335)
Net investment in finance leases	11,130,767	13,455,016
Less: current portion of net investment in finance leases	7,505,683	4,469,552
Net investment in finance leases, less current portion	$3,625,084	$8,985,464

On July 17, 2012, the June 30, 2012 payment of €430,800 due under the finance lease between the LLC, Heuliez SA and Heuliez Investissements SNC was modified to become six payments totaling €430,800 to be made between July 20, 2012 and November 30, 2012.

(5)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2012	2011
Manufacturing equipment	$12,971,831	$12,971,831
Marine - Product tankers	-	22,578,275
Leased equipment at cost	12,971,831	35,550,106

Less: accumulated depreciation	6,775,045	19,249,518

Leased equipment at cost, less accumulated depreciation	$6,196,786	$16,300,588

Depreciation expense was $398,271 and $1,876,277 for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense was $2,520,256 and $6,375,162 for the nine months ended September 30, 2012 and 2011, respectively.

On May 3, 2012, the LLC sold a vessel, the Senang Spirit, for gross proceeds of approximately $7,173,000. As a result, the LLC recorded an impairment charge of $697,715 for the three months ended March 31, 2012.

On August 20, 2012, ICON MW, LLC (“ICON MW”) sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC and terminated warrants issued to it for aggregate proceeds of approximately $8,300,000.  As a result, based on the LLC’s 6.33% ownership interest in ICON MW, the LLC received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, the Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on its findings, ICON MW recorded a credit loss of approximately $5,411,000, of which the LLC’s portion was approximately $343,000.  The LLC’s portion of the loss on sale and credit loss is included in loss (income) from investments in joint ventures on the consolidated statements of operations and comprehensive income (loss).

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(6)  Long-Term Debt

On May 3, 2012, in connection with the sale of the Senang Spirit, the LLC used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, the LLC recorded a gain on extinguishment of debt of approximately $2,053,000 for the three months ended June 30, 2012. As of September 30, 2012 and December 31, 2011, the LLC had outstanding long-term debt of $0 and $10,855,350, respectively.

(7)  Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest. As of September 30, 2012, the LLC had $5,000,000 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the LLC may request a one-year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend.  The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, the LLC is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At September 30, 2012, there were no obligations outstanding under the Facility.

At September 30, 2012, the LLC was in compliance with all covenants related to the Facility.

(8)  Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three and nine months ended September 30, 2012, the provision for income taxes was comprised of $157,991 and $480,304 in current taxes and a benefit of $104,551 and $309,668 in deferred taxes, respectively.  The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 through 2011 periods.  The LLC had not identified any material uncertain tax positions as of September 30, 2012.

As of September 30, 2012, the LLC had a net deferred tax asset of approximately $1,250,000 relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028, (ii) a net unrealized capital loss on foreign currency for a note receivable and (iii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset relating to the net operating losses has a full valuation allowance.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(9)  Transactions with Related Parties

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Manager	Administrative expense
		reimbursements (1)	$-	$165,281	$403,145	$836,376

(1) Amount charged directly to operations.

During the three and nine months ended September 30, 2012, the Manager suspended the collection of management fees in the amounts of approximately  $152,000 and $511,000, respectively.  During the three and nine months ended September 30, 2011, the Manager suspended the collection of management fees in the amounts of approximately  $306,000 and $952,000, respectively.

During the three and nine months ended September 30, 2012, the Manager suspended the collection of administrative expense reimbursements of approximately $157,000 and $258,000, respectively.

At September 30, 2012, the LLC had a net receivable of $37,454 with the Manager and its affiliates primarily relating to certain proceeds collected by the Manager on the LLC’s behalf.  At December 31, 2011, the LLC had a net payable of $79,794 with the Manager and its affiliates primarily relating to administrative expense reimbursements.

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

September 30, 2012

(unaudited)

The LLC had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge, which expired on April 11, 2012.

Designated Derivatives

For the derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of operations and comprehensive income (loss) as the impact of the hedged transaction. During the three and nine months ended September 30, 2012, the LLC recorded $0 and $75,922 of hedge ineffectiveness in earnings, respectively, which is included in gain on derivative financial instruments. During the three and nine months ended September 30, 2011, the LLC recorded $122,163 and $412,724 of hedge ineffectiveness in earnings, respectively, which is included in gain on derivative financial instruments.

The table below presents the fair value of the LLC’s derivative financial instrument as well as its classification within the LLC’s consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Liability Derivative
		September 30,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Derivative financial instrument	$-	$176,956

The table below presents the effect of the LLC’s derivative financial instruments designated as a cash flow hedging instrument on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011:

Location of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income	Income
		Amount of	Location of		on Derivatives	on Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized	Reclassified	Reclassified from	Portion and	Portion and
	Derivatives	in AOCI on	from AOCI	AOCI into	Amounts	Amounts
	Designated as	Derivatives	into Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period Ended	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Three Months Ended September 30, 2012	Interest rate swap	$-	Interest expense	$-	Gain on derivative financial instrument	$-

Nine Months Ended September 30, 2012	Interest rate swap	$(4,297)	Interest expense	$(148,628)	Gain on derivative financial instrument	$75,922

Three Months Ended September 30, 2011	Interest rate swaps	$(5,668)	Interest expense	$(295,429)	Gain on derivative financial instruments	$122,163

Nine Months Ended September 30, 2011	Interest rate swaps	$(75,338)	Interest expense	$(955,158)	Gain on derivative financial instruments	$412,724

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The LLC did not have any non-designated derivative financial instruments for the three and nine months ended September 30, 2012. The LLC’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2011 of approximately $64,000 and $71,000, respectively.

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

As of September 30, 2012 and December 31, 2011, the fair value of the derivative financial instrument in a liability position was $0 and $176,956, respectively.

(11)  Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on currency translation adjustments of $543,888 at September 30, 2012 and accumulated unrealized losses on a derivative financial instrument and accumulated unrealized losses on currency translation adjustments of $144,331 and $511,810, respectively, at December 31, 2011.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

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

The LLC had no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2012.  The valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 was a derivative financial instrument classified as Level 2 in the amount of $176,956.  The LLC’s derivative financial instrument as of December 31, 2011 included an interest rate swap that was valued using models based on direct or indirect observable market inputs for all substantial terms of the LLC’s derivative contract and therefore was classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instrument.  The fair value of the interest rate swap was recorded in derivative financial instrument within the consolidated balance sheets.

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset at September 30, 2012:

					Impairment
					Loss for the
					Nine Months
	Carrying Value at	Fair Value at Impairment Date			Ended
	September 30, 2012	Level 1	Level 2	Level 3	September 30, 2012
Vessel - Senang Spirit	$-	$-	$6,885,829	$-	$697,715

The LLC’s non-financial asset, the Senang Spirit, was valued using the agreed upon sale price.  The sale price was a quoted price in an inactive market that was directly observable and therefore classified as Level 2.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the LLC’s net investment in mortgage note receivable and fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.  Principal and accrued interest outstanding on the mortgage note receivable was discounted at the rate of 13.6% per year.  Principal outstanding on the fixed-rate notes receivable was discounted at rates ranging between 15% and 17% per year.

	September 30, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal and accrued interest outstanding on mortgage note receivable	$16,785,882	$17,763,658
Principal outstanding on fixed-rate notes receivable	$15,640,998	$15,640,998

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

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  The Manager filed an answer to the complaint that included certain affirmative defenses.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding.  The equipment was subsequently sold as part of the Illinois

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

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

We are currently in our operating period.  During our operating period, additional investments were made and continue to be made with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases and other financing transactions from time to time until April 2015.  The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Dispositions and Impairment

•      On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a prepayment of $1,015,000.  No material gain or loss resulted from the prepayment.

•      On May 3, 2012, we sold the Senang Spirit for gross proceeds of approximately $7,173,000.  As a result, we recorded an impairment charge of $697,715 for the three months ended March 31, 2012.

•      On May 3, 2012, in connection with the sale of the Senang Spirit, we settled the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000.  Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 for the three months ended June 30, 2012.

•      On August 20, 2012, ICON MW sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC and terminated warrants issued to it for aggregate proceeds of approximately $8,300,000.  As a result, based on our 6.33% ownership interest in ICON MW, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000.

New Investments

On May 22, 2012 and July 30, 2012, we made secured capital expenditure loans in the amounts of $493,774 and $634,138, respectively, to subsidiaries of Revstone. The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in other Revstone assets, including automotive manufacturing equipment and real property.

Restructuring

On July 17, 2012, the June 30, 2012 payment of €430,800 due under the finance lease between us, Heuliez SA and Heuliez Investissements SNC was modified to become six payments totaling €430,800 to be made between July 20, 2012 and November 30, 2012.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Lumber processing equipment and land	$19,860,309	50%	$22,000,334	51%
Marine - Container vessels(1)	14,562,031	37%	15,824,443	36%
Automotive manufacturing equipment	5,168,768	13%	4,332,761	10%
Point of sale equipment	-	-	1,269,064	3%
	$39,591,108	100%	$43,426,602	100%

(1) Subsequent to the sale of the Marine - Container vessels in 2011, the remaining note receivable is unsecured.

The net carrying value of our financing transactions includes the balances of our net investments in notes receivable, finance leases and mortgage note receivable, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Teal Jones Group	Lumber processing equipment and land	54%	53%
ZIM Integrated Shipping Services Ltd.	Marine - Container vessels	34%	34%
		88%	87%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Plastic processing and printing equipment	$6,196,786	100%	$7,391,602	45%
Marine - Product tanker	-	-	8,908,986	55%
	$6,196,786	100%	$16,300,588	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Pliant Corporation	Plastic processing and printing equipment	100%	19%
Teekay Corporation	Marine - Product tankers	-	81%
		100%	100%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change
Finance income	$1,671,836	$1,717,222	$(45,386)
Rental income	743,232	3,845,336	(3,102,104)
(Loss) income from investments in joint ventures	(351,470)	7,636	(359,106)
Total revenue and other income	$2,063,598	$5,570,194	$(3,506,596)

Total revenue and other income for the 2012 Quarter decreased $3,506,596, or 63.0%, as compared to the 2011 Quarter. The decrease in total revenue and other income was primarily due to the impact of the sale of the two marine product tankers, the Senang Spirit and the Seborak Spirit, during the second quarter of 2012 and during the fourth quarter of 2011, respectively, which resulted in a significant decrease in rental income.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change
Administrative expense reimbursements - Manager	$-	$165,281	$(165,281)
General and administrative	518,971	427,262	91,709
Depreciation	398,271	1,876,277	(1,478,006)
Impairment loss	-	43,752,697	(43,752,697)
Interest	21,441	537,541	(516,100)
Gain on derivative financial instruments	-	(57,900)	57,900
Total expenses	$938,683	$46,701,158	$(45,762,475)

Total expenses for the 2012 Quarter decreased $45,762,475, or 98.0%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to decreases in impairment loss, depreciation expense and interest expense, all of which were a result of the sale of the Senang Spirit and the Seborak Spirit during the second quarter of 2012 and during the fourth quarter of 2011, respectively.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2012  Quarter, the provision for income taxes was comprised of a provision of $157,991 in current taxes and a benefit of $104,551 in deferred taxes. For the 2011  Quarter, the provision for income taxes was comprised of a benefit of $107,207 in current taxes and a provision of $119,212 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012  Quarter remained consistent as compared to the 2011 Quarter.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2012  Quarter and the 2011  Quarter was $929,998, and $(41,260,522), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2012  Quarter and the 2011  Quarter was $2.54 and $(112.64), respectively.

Results of Operations for the Nine Months Ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Financing Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Period	2011 Period
Teal Jones Group	Lumber processing equipment and land	55%	52%
ZIM Integrated Shipping Services Ltd.	Marine - Container vessels	35%	32%
Heuliez S. A.	Auto parts manufacturing equipment	9%	10%
		99%	94%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Period	2011 Period
Teekay Corporation	Marine - Product tankers	36%	71%
Pliant Corporation	Plastic processing and printing equipment	64%	17%
		100%	88%

Rental income from our operating leases is included in rental income in the consolidated statements of operations and comprehensive income (loss).

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2012 Period and the 2011 Period is summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Finance income	$5,044,150	$5,305,524	$(261,374)
Rental income	3,491,428	13,153,081	(9,661,653)
Income (loss) from investments in joint ventures	(11,088)	(11,827)	739
Net gain on sales of leased equipment	-	11,411,941	(11,411,941)
Gain on extinguishment of debt	2,052,960	-	2,052,960
Litigation settlement	171,100	-	171,100
Total revenue and other income	$10,748,550	$29,858,719	$(19,110,169)

Total revenue and other income for the 2012 Period decreased $19,110,169, or 64.0%, as compared to the 2011 Period. The decrease in total revenue and other income was primarily due to the decrease in net gain on sales of leased equipment related to the sale of the ICON European Container II KS vessels during the 2011 Period, as well as the decrease in rental income as a result of the sale of the Senang Spirit during the 2012 Period and the Seborak Spirit during 2011.  The decrease in total revenue and other income was partially offset by the gain on extinguishment of debt related to the Senang Spirit during the 2012 Period.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Administrative expense reimbursements	$403,145	$836,376	$(433,231)
General and administrative	1,766,781	1,952,824	(186,043)
Vessel operating expense	1,047,506	-	1,047,506
Depreciation	2,520,256	6,375,162	(3,854,906)
Impairment loss	697,715	43,770,477	(43,072,762)
Interest	293,218	1,825,245	(1,532,027)
Gain on derivative financial instruments	(75,922)	(342,055)	266,133
Total expenses	$6,652,699	$54,418,029	$(47,765,330)

Total expenses for the 2012 Period decreased $47,765,330, or 87.8%, as compared to the 2011 Period. The decrease in total expenses was primarily due to decreases in impairment loss, depreciation expense and interest expense, all as a result of the sale of the Senang Spirit and the Seborak Spirit during the 2012 Period and 2011, respectively. The decrease in total expenses was partially offset by an increase in vessel operating expense relating to the Senang Spirit during the 2012 Period.

Provision for Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2012 Period, the provision for income taxes was comprised of a provision of $480,304 in current taxes and a benefit of $309,668 in deferred taxes. For the 2011 Period, the provision for income taxes was comprised of a provision of $41,765 in current taxes and a provision of $129,251 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Period decreased $341,282 as compared to the 2011 Period primarily due to the sale of our investment in ICON Global Crossing V, LLC during the 2011 Period.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Period and the 2011 Period was $3,492,069 and $(25,504,754), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2012 Period and the 2011 Period was $9.53 and $(69.62), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $14,245,138, from $72,232,367 at December 31, 2011 to $57,987,229 at September 30, 2012.  The decrease was primarily due to the cash distributions to our members, the continuing depreciation of our leased equipment at cost, the sale of the Senang Spirit and use of the proceeds from the sale of the Senang Spirit to settle the outstanding debt balance.

Current Assets

Current assets increased $4,421,980, from $17,752,366 at December 31, 2011 to $22,174,346 at September 30, 2012.  The increase was primarily due to the increase in the current portion of the net investment in finance lease and in the current portion of the net investment in notes receivable resulting from the scheduled change in lease and note payments, respectively. The increase was partially offset by cash distributions made to our members in the 2012 Period.

Total Liabilities

Total liabilities decreased $11,173,568, from $12,506,784 at December 31, 2011 to $1,333,216 at September 30, 2012.  The decrease was primarily due to scheduled repayments of our long-term debt during the 2012 Period, in addition to the extinguishment of debt related to the Senang Spirit.

Current Liabilities

Current liabilities decreased $3,862,458, from $5,195,674 at December 31, 2011 to $1,333,216 at September 30, 2012.  The decrease was primarily due to the extinguishment of debt related to the Senang Spirit.

Equity

Equity decreased $3,071,570, from $59,725,583 at December 31, 2011 to $56,654,013 at September 30, 2012.  The decrease was primarily due to distributions to our members. The decrease was partially offset by the net income recorded in the 2012 Period.

Liquidity and Capital Resources

Summary

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $6,574,498 and $6,824,356, respectively.  During the nine months ended September 30, 2012, our main sources of cash have been from (i) collections on finance leases, (ii) proceeds from sales of leased equipment and (iii) principal repayment on notes receivable and our main uses of cash have been from (i) repayment of long-term debt and (ii) distributions to our members and noncontrolling interests.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit.  At September 30, 2012, we had $5,000,000 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2012, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,016,570, from $6,406,706 in the 2011 Period to $5,390,136 in the 2012 Period.  The decrease was primarily a result of the reduced collections on finance leases due to the sale of assets by ICON European Container I KS, ICON European Container II KS, ICON Global Crossing III and ICON Global Crossing V.

Investing Activities

Cash provided by investing activities decreased $19,425,780, from $28,724,459 in the 2011 Period to $9,298,679 in the 2012 Period.  This decrease was primarily due to the decrease in proceeds we received from sales of leased equipment in the 2012 Period as compared to the 2011 Period, partially offset by investments in notes receivables.

Financing Activities

Cash used in financing activities decreased $16,075,024, from $31,009,992 in the 2011 Period to $14,934,968  in the 2012 Period.  This decrease  was primarily due to decreases in principal repayments of our long-term debt and cash distributions to our members and noncontrolling interests.

Financings and Borrowings

Long-Term Debt

On May 3, 2012, in connection with the sale of the Senang Spirit, we used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 for the three months ended June 30, 2012.  As of September 30, 2012, the balance of our long-term debt was $0.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations.  We paid distributions to our Manager, additional members and noncontrolling interests of $61,054, $6,044,264 and $1,003,720, respectively, during the 2012 Period.  We do not expect to make any distributions during our extended operating period until the end of such period.

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties.  During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000.  Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters.  On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims.  On April 19, 2012, ZIM filed arbitration claim submissions. On April 23, 2012, our Manager filed a defense and counterclaim. Our Manager believes that ZIM’s claims are frivolous and intends to vigorously contest these claims.  At this time, we are unable to predict the outcome of the arbitration or loss therefrom, if any.

On June 20, 2011, ICON EAR filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in ICON EAR’s favor for $590,000, of which our portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR. The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2012.

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

November 13, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)