Form 10-K
period 2012-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2013-03-21
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

Number of outstanding shares of limited liability company interests of the registrant on March 15, 2013 is 362,656.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Leasing Fund Eleven, LLC (the “LLC” or “Fund Eleven”) was formed on December 2, 2004 as a Delaware limited liability company. The LLC will continue until December 31, 2024, unless terminated sooner. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (our “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into pursuant to the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our operating period, which is now scheduled to end in April 2015 after having been extended for three years.   It is our intention to have a very limited liquidation period thereafter, if any.  Our offering period began in April 2005 and ended in April 2007.  We initially offered shares of limited liability company interests (“Shares”) with the intention of raising up to $200,000,000 of capital.  On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our limited liability company agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members.  We filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of Shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commenced the offering of the additional 175,000 Shares thereafter.

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993.  Through December 31, 2012, we repurchased 2,543 Shares, bringing the total number of outstanding Shares to 362,656.  During the period from May 6, 2005 through December 31, 2007, we paid the following commissions and fees in connection with the offering of Interests:  (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expense allowance to our Manager, and (iii) $7,304,473 of underwriting fees to ICON Securities, LLC, formerly known as ICON Securities Corp., our dealer-manager in the offering and an affiliate of our Manager.

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

We divide the life of the fund into three distinct phases:

(1)           Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)           Operating Period: After the close of the offering period on April 21, 2007, we reinvested and continue to reinvest the cash generated from our investments to the extent that cash is not needed for our expenses, reserves and distributions to members. The operating period is scheduled to end in April 2015. The operating period has been extended for three years, with the intention of a having very limited liquidation period thereafter.

(3)           Liquidation Period: After the operating period, we will sell any remaining assets. Our intention is to complete the liquidation period as shortly after the end of the operating period as possible.

At December 31, 2012 and 2011, we had total assets of $59,460,737 and $72,232,367, respectively.  For the year ended December 31, 2012, three lessees and two borrowers accounted for approximately 91.8% of our total rental and finance income of $11,091,339.  We had net income attributable to us for the year ended December 31, 2012 of $5,335,410.  For the year ended December 31, 2011, three lessees and two borrowers accounted for approximately 91.1% of our total rental and finance income of $23,349,316.  We had a net loss attributable to us for the year ended December 31, 2011 of $25,563,426.

At December 31, 2012, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

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

Notes Receivable

•               Two notes receivable with ZIM Integrated Shipping Services Ltd. (“ZIM”), which are scheduled to mature on September 30, 2014.

•               A term loan to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”), secured by seismic testing equipment, which is scheduled to mature on November 28, 2016.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2012 and 2011, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 16 to our consolidated financial statements.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares.  It is unlikely that any such market will develop.

Title of Class	Number of Members as of March 15, 2013
Manager (as a member)	1
Additional members	8,846

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted through May 2012. We do not expect to make any distributions during our extended operating period. We paid distributions to additional members totaling $6,044,264 and $14,506,232 for the years ended December 31, 2012 and 2011, respectively. Additionally, we paid our Manager distributions of $61,054 and $146,527 for the years ended December 31, 2012 and 2011, respectively. The terms of our revolving line of credit with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $159.31 per Share as of December 31, 2012. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the fair market value of our finance leases and notes receivable, as determined by our internal credit assessment; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $159.31 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•         as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition fees;

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $159.31 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2013 due to factors such as the rate of employment expansion, uncertainty surrounding changes to the U.S. Internal Revenue Code and future U.S. budget policies.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2012 and 2011:

Marine Vessels

Aframax Product Tankers

On November 4, 2011, we sold the Sebarok Spirit for approximately $7,517,000. As a result, we recorded an impairment charge of approximately $19,900,000 during the year ended December 31, 2011. Simultaneously with the sale, we satisfied the remaining third party debt.

As a result of negotiating the terms of sale of the Sebarok Spirit, our Manager modified the exit strategy related to our investment in the Senang Spirit and determined that its net book value exceeded its fair value. As a result, we recorded an impairment charge of approximately $23,900,000 during the year ended December 31, 2011.

On May 3, 2012, we sold the Senang Spirit for gross proceeds of approximately $7,173,000. As a result, we recorded an additional impairment charge of $697,715 during the year ended December 31, 2012.

On May 3, 2012, in connection with the sale of the Senang Spirit, we settled the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 during the year ended December 31, 2012.

Container Vessels

On February 28, 2011 and March 16, 2011, we sold two container vessels, the ZIM Hong Kong and the ZIM Israel, respectively, for $11,250,000 per vessel. The aggregate proceeds from the sale were used to satisfy the long-term debt secured by the vessels of approximately $16,620,000. We recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the year ended December 31, 2011.

Telecommunications Equipment

We, along with ICON Income Fund Ten, LLC, an affiliate of our Manager, owned ICON Global Crossing V, LLC, with ownership interests of 55% and 45%, respectively. On January 3, 2011, upon the conclusion of the lease, ICON Global Crossing V sold the telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $2,077,000, and we recorded a gain on the sale of approximately $779,000 during the year ended December 31, 2011.

On July 1, 2011, at the expiration of the lease with Global Crossing and in accordance with its terms, we sold telecommunications equipment to Global Crossing for the net book value of such equipment of approximately $1,084,000. As a result, no gain or loss was recognized.

Manufacturing Equipment

We invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned 45% by us and 55% by ICON Leasing Fund Twelve, LLC, an affiliate of our Manager (“Fund Twelve”). ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities.”  All the equipment was leased to Equipment Acquisition

Resources, Inc. (“EAR”). As additional security for the purchases and leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the ICON EAR entities. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and the equipment became the subject of an Illinois State Court proceeding. Such equipment was subsequently sold as part of the Illinois State Court proceeding. During 2009, the ICON EAR entities jointly foreclosed on the property that was received as additional security under their respective leases with EAR.  In addition, on June 7, 2010, the ICON EAR entities received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations. The ICON EAR entities have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, our Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on our Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, ICON EAR recognized an impairment charge of approximately $1,158,000 during the year ended December 31, 2011, of which our share was approximately $521,000, which was included in income (loss) from investment in joint ventures in the consolidated statement of comprehensive income (loss). In addition, ICON EAR II recognized an impairment charge of approximately $494,000 during 2011.

On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities are appealing this decision. The only remaining asset owned by ICON EAR at December 31, 2011 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $80,000. At December 31, 2012, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000.

On December 31, 2011, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two lease schedules.  On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules.  As a result, one lease with LC Manufacturing, LLC remained subsequent to January 4, 2012. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 6.33% ownership interest in ICON MW, LLC, our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000.

On July 17, 2012, the June 30, 2012 payment of €430,800 due under the finance lease between us, HSA and Heuliez was modified to become six payments totaling €430,800 to be made between July 20, 2012 and November 30, 2012. On December 20, 2012, the December 31, 2012 and June 30, 2013 payments totaling €861,600 due under the finance lease were modified to become twelve monthly payments totaling €862,020 to be made between January 1, 2013 and December 31, 2013.

Notes Receivable

On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a prepayment of $1,015,000. No material gain or loss resulted from the prepayment.

Between May and October of 2012, subsidiaries of Revstone Transportation, LLC (“Revstone”) borrowed approximately $1,139,000 in connection with a secured capital expenditure loan (the “CapEx Loan”).   The CapEx Loan bore interest at 17% per year and was expected to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan.  On November 15, 2012, Revstone satisfied its obligations in connection with the CapEx Loan by making a prepayment of approximately $1,208,000, which included a prepayment fee of approximately $57,000.

On November 28, 2012, we made a secured term loan in the amount of $5,400,000 to SAE.  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest in all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings.

Subsequent Event

On February 12, 2013, we entered into a secured term loan in the amount of $3,300,000 with NTS Communications, Inc. and certain of its affiliates, which is expected to be drawn prior to June 30, 2013. The loan bears interest at 12.75% per year and is for a period of 51 months.  The loan is secured by the telecommunications equipment acquired with the proceeds from the secured term loan.

On March 8, 2013, Teal Jones satisfied its obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,696,000. In connection with the prepayment, during the first quarter of 2013, we recorded a net loss of approximately $715,000 primarily related to the accumulation of currency translation adjustments.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve;

•               Allowance for doubtful accounts; and

•               Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

The recognition of revenue may be suspended when deemed appropriate by our Manager in accordance with our policy on doubtful accounts.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive income (loss) in the period the determination is made.

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally finance leases and notes receivable, are limited in number, we are able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we estimate the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. We record an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive loss, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2012 (“2012”) and 2011 (“2011”)

We are currently in our operating period.  During our operating period, additional investments were made and will continue to be made with the cash generated from our investments to the extent that the cash is not needed for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”  We anticipate investing in equipment leases and other financing transactions from time to time until April 2015.  The operating period has been extended for three years, with the intention of having a very limited liquidation period thereafter, if any.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio at December 31, 2012  and 2011:

	December 31,
	2012		2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lumber processing equipment	$22,172,888	49%	$25,200,464	54%
Marine - container vessels(1)	13,197,463	30%	15,824,443	34%
Auto parts manufacturing equipment	4,157,727	9%	4,332,761	9%
Seismic imaging equipment	5,324,057	12%	-	0%
Point of sale equipment	-	0%	1,269,064	3%
	$44,852,135	100%	$46,626,732	100%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.

The net carrying value of our financing transactions includes the balances of our net investments in notes receivable, finance leases and mortgage note receivable, which are included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012	2011
Teal Jones Group	Lumber processing equipment	54%	53%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	32%	32%
		86%	85%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of comprehensive income (loss).

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio as of December 31, 2012 and 2011:

	December 31,
	2012		2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - product tanker	$-	0%	$8,908,986	54%
Plastic processing and printing equipment	5,798,515	100%	7,391,602	46%
	$5,798,515	100%	$16,300,588	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012	2011
Teekay Corporation	Marine - product tanker	30%	71%
Pliant Corporation	Plastic processing and printing equipment	70%	19%
		100%	90%

Rental income from our operating leases is included in rental income in the consolidated statements of comprehensive income (loss).

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

Revenue and other income for 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Finance income	$6,856,680	$7,062,432	$(205,752)
Rental income	4,234,659	16,286,884	(12,052,225)
Income (loss) from investment in joint ventures	14,310	(435,755)	450,065
Net gain on sales of leased equipment	-	11,411,941	(11,411,941)
Gain on extinguishment of debt	2,052,960	-	2,052,960
Litigation settlement	171,100	-	171,100
Total revenue and other income	$13,329,709	$34,325,502	$(20,995,793)

Total revenue and other income for 2012 decreased $20,995,793, or 61.2%, as compared to 2011. The decrease in total revenue and other income was primarily due to the decrease in net gain on sales of leased equipment related to the sale of two vessels, the ZIM Hong Kong and the ZIM Israel, during 2011, as well as the decrease in rental income as a result of the sale of the Senang Spirit during 2012 and the Sebarok Spirit during 2011.  The decrease in total revenue and other income was partially offset by the gain on extinguishment of debt resulting from to the settlement of debt related to the Senang Spirit during 2012.

Expenses for 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Administrative expense reimbursements	$403,145	$1,005,815	$(602,670)
General and administrative	2,092,315	2,983,374	(891,059)
Vessel operating expense	1,047,506	-	1,047,506
Depreciation	2,918,528	8,276,290	(5,357,762)
Impairment loss	697,715	44,264,878	(43,567,163)
Interest	167,688	2,134,272	(1,966,584)
Gain on derivative financial instruments	(75,922)	(410,662)	334,740
Total expenses	$7,250,975	$58,253,967	$(51,002,992)

Total expenses for 2012 decreased $51,002,992, or 87.6%, as compared to 2011.  The decrease  in total expenses was primarily due to decreases in impairment loss, depreciation expense and interest expense, all as a result of the sale of the Senang Spirit and the Sebarok Spirit during 2012 and 2011, respectively. The decrease in total expenses was partially offset by an increase in vessel operating expense during the period in which we operated and prior to the sale of the Senang Spirit during 2012.

Income Tax Expense

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For 2012, income tax expense was comprised of $650,011 in current taxes and a benefit of $484,504 in deferred taxes. For 2011, income tax expense was comprised of $547,450 in current taxes and $168,947 in deferred taxes.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2012 decreased $340,747, or 37.1%, as compared to 2011 primarily due to the sale of assets held by our controlled entity, ICON Global Crossing V, during 2011. As a result, the entity had minimal activity in 2012.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for 2012 and 2011 was $5,335,410 and ($25,563,426), respectively.  Net income (loss) attributable to us per weighted average additional Share outstanding for 2012 and 2011 was $14.56 and ($69.78), respectively.

Financial Condition

This section discusses the major balance sheet variances from 2012 compared to 2011.

Total Assets

Total assets decreased $12,771,630, to $59,460,737 at December 31, 2012 from $72,232,367 at December 31, 2011.  The decrease in total assets was primarily due to the cash distributions to our members, the continuing depreciation of our leased equipment at cost, the sale of the Senang Spirit and use of those proceeds to settle the associated outstanding debt balance.

Current Assets

Current assets increased $19,743,957, to $37,496,323 at December 31, 2012 from $17,752,366 at December 31, 2011.  The increase in current assets was primarily due to the increase in the current portion of the net investment in mortgage notes receivable, net investment in finance leases and net investment in notes receivable resulting from the scheduled change in lease and note payments.  In addition, there was an increase in the current portion of the deferred tax asset as the mortgage note receivable and finance lease to which it relates come due in December and November 2013, respectively.

Total Liabilities

Total liabilities decreased $11,474,414, to $1,032,370 at December 31, 2012 from $12,506,784 at December 31, 2011.  The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt, in addition to the extinguishment of debt related to the Senang Spirit.

Current Liabilities

Current liabilities decreased $4,163,304, to $1,032,370 at December 31, 2012 from $5,195,674 at December 31, 2011.  The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt, in addition to the extinguishment of debt related to the Senang Spirit.

Equity

Equity decreased $1,297,216, to $58,428,367 at December 31, 2012 from $59,725,583 at December 31, 2011.  The decrease was primarily the result of distributions paid to our members, partially offset by our net income in 2012.

Liquidity and Capital Resources

Summary

At December 31, 2012 and 2011, we had cash and cash equivalents of $6,963,672 and $6,824,356, respectively.  During our operating period, our main sources of cash have been from (i) collection of finance leases, (ii) proceeds from sales of leased equipment and (iii) principal repayment on notes receivable and our main uses of cash have been in (i) repayment of long-term debt and (ii) distributions to our members and noncontrolling interests.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien.  The Facility has been extended through

March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year.  In addition, we are obligated to pay a 0.5% fee on unused commitments under the Facility.  At December 31, 2012, there were no obligations outstanding under the Facility.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future.  In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit.  At December 31, 2012, we had $5,000,000 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs.  For additional information, see Note 9 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2012, the cash reserve was $1,825,993.

As we previously indicated to our members, we have experienced and continue to experience liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011.  In addition, we have extended our operating period three years, with the intention of having a very limited liquidation period thereafter, and do not expect to make any distributions during this extended operating period.  While we believe that these actions taken by our Manager should improve our position, we will have significant difficulty meeting our investment objectives.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2012	2011
Net cash provided by (used in):

Operating activities	$8,962,927	$9,325,433
Investing activities	6,433,150	39,694,815
Financing activities	(15,269,538)	(46,817,860)
Effects of exchange rates on cash and cash equivalents	12,777	456
Net increase in cash and cash equivalents	$139,316	$2,202,844

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $362,506 to $8,962,927 in 2012 from $9,325,433 in 2011.  Net cash provided by operating activities during 2012 decreased primarily as a result of the reduced collections on finance leases due to the sale of two vessels, the ZIM Hong Kong and the ZIM Israel, as well as the sale of assets by ICON Global Crossing III and ICON Global Crossing V.

Investing Activities

Cash provided by investing activities decreased $33,261,665 to $6,433,150 in 2012 from $39,694,815 in 2011.  This decrease was primarily due to the significant decrease in proceeds we received from sales of leased equipment in 2012 as compared to 2011, as well as an additional investment in notes receivable made during 2012, partially offset by a prepayment of a note receivable.

Financing Activities

Cash used in financing activities decreased $31,548,322 to $15,269,538 in 2012 from $46,817,860 in 2011.  This decrease was primarily due to decreases in principal repayments of our long-term debt and cash distributions to our members.

Financing and Borrowings

Long-Term Debt

On May 3, 2012, in connection with the sale of the Senang Spirit, we used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 during 2012.

We had no long-term debt obligations at December 31, 2012.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $5,000,000, which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2012, we had $5,000,000 available under the Facility.

The Facility has been extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

On April 10, 2012 and May 1, 2012, we borrowed $3,500,000 and $1,500,000, respectively, under the Facility.  On May 3, 2012, we made a repayment of $5,000,000, which represented the entire balance outstanding.  At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations.  We paid distributions to our additional members of $6,044,264 and $14,506,232, respectively, for the years ended December 31, 2012 and 2011.  We paid distributions to our Manager of $61,054 and $146,527, respectively, for the years ended December 31, 2012 and 2011.  Additionally, we paid distributions to our noncontrolling interests of $1,338,290 and $2,269,797, respectively, for the years ended December 31, 2012 and 2011.  We do not expect to make any distributions during our extended operating period.

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

On June 20, 2011, the ICON EAR entities filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the ICON EAR entities’ favor for $590,000, of which our portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities that granted dismissal of the ICON EAR entities’ claims to the proceeds resulting from the sale of certain EAR equipment. The ICON EAR entities are appealing this decision. At this time, we are unable to predict the outcome of this action.

At December 31, 2012, we had no debt obligations. We are a party to the Facility as discussed in the Financing and Borrowings section above.  We had no outstanding borrowings under the Facility at December 31, 2012.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $603,000 at December 31, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 20, 2013

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$6,963,672	$6,824,356
Current portion of net investment in notes receivable	6,492,866	6,083,528
Current portion of net investment in mortgage notes receivable	17,047,922	-
Current portion of net investment in finance leases	5,370,040	4,469,552
Assets held for sale, net	117,145	117,145
Deferred tax asset, net	1,415,947	-
Other current assets	88,731	257,785
Total current assets	37,496,323	17,752,366
Non-current assets:
Net investment in notes receivable, less current portion	12,028,654	11,009,979
Net investment in mortgage notes receivable, less current portion	-	16,078,209
Net investment in finance leases, less current portion	3,912,653	8,985,464
Leased equipment at cost (less accumulated depreciation
of $7,173,316 and $19,249,518, respectively)	5,798,515	16,300,588
Investment in joint ventures	141,496	1,038,678
Deferred tax asset, net	-	894,439
Other non-current assets	83,096	172,644
Total non-current assets	21,964,414	54,480,001
Total assets	$59,460,737	$72,232,367
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$-	$3,544,240
Derivative financial instruments	-	176,956
Due to Manager and affiliates	-	79,794
Accrued expenses and other liabilities	1,032,370	1,394,684
Total current liabilities	1,032,370	5,195,674
Non-current liabilities:
Long-term debt, less current portion	-	7,311,110
Total liabilities	1,032,370	12,506,784

Commitments and contingencies (Note 17)

Equity:
Members' equity:
Additional members	59,139,513	59,901,721
Manager	(2,630,595)	(2,622,895)
Accumulated other comprehensive loss	(422,976)	(656,141)
Total members' equity	56,085,942	56,622,685
Noncontrolling interests	2,342,425	3,102,898
Total equity	58,428,367	59,725,583
Total liabilities and equity	$59,460,737	$72,232,367

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011
Revenue and other income:
Finance income	$6,856,680	$7,062,432
Rental income	4,234,659	16,286,884
Income (loss) from investment in joint ventures	14,310	(435,755)
Net gain on sales of leased equipment	-	11,411,941
Gain on extinguishment of debt	2,052,960	-
Litigation settlement	171,100	-
Total revenue and other income	13,329,709	34,325,502
Expenses:
Administrative expense reimbursements	403,145	1,005,815
General and administrative	2,092,315	2,983,374
Vessel operating expense	1,047,506	-
Depreciation	2,918,528	8,276,290
Impairment loss	697,715	44,264,878
Interest	167,688	2,134,272
Gain on derivative financial instruments	(75,922)	(410,662)
Total expenses	7,250,975	58,253,967
Income (loss) before income taxes	6,078,734	(23,928,465)
Income tax expense	(165,507)	(716,397)
Net income (loss)	5,913,227	(24,644,862)
Less: net income attributable to noncontrolling interests	577,817	918,564
Net income (loss) attributable to Fund Eleven	5,335,410	(25,563,426)

Other comprehensive income:
Change in fair value of derivative financial instruments	144,331	1,287,259
Currency translation adjustments	88,834	(203,776)
Total other comprehensive income	233,165	1,083,483
Comprehensive income (loss)	6,146,392	(23,561,379)
Less: comprehensive income attributable to noncontrolling interests	577,817	918,564
Comprehensive income (loss) attributable to Fund Eleven	$5,568,575	$(24,479,943)

Net income (loss) attributable to Fund Eleven allocable to:
Additional members	$5,282,056	$(25,307,792)
Manager	53,354	(255,634)
	$5,335,410	$(25,563,426)
Weighted average number of additional shares of limited liability company
interests outstanding	362,656	362,656
Net income (loss) attributable to Fund Eleven per weighted average additional share of
limited liability company interests outstanding	$14.56	$(69.78)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional			Accumulated
	Shares of Limited			Other	Total
	Liability Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2010	362,656	$99,715,745	$(2,220,734)	$(1,739,624)	$95,755,387	$4,454,131	$100,209,518

Net (loss) income	-	(25,307,792)	(255,634)	-	(25,563,426)	918,564	(24,644,862)
Change in fair value of derivative
financial instruments	-	-	-	1,287,259	1,287,259	-	1,287,259
Currency translation adjustments	-	-	-	(203,776)	(203,776)	-	(203,776)
Cash distributions	-	(14,506,232)	(146,527)	-	(14,652,759)	(2,269,797)	(16,922,556)
Balance, December 31, 2011	362,656	59,901,721	(2,622,895)	(656,141)	56,622,685	3,102,898	59,725,583

Net income	-	5,282,056	53,354	-	5,335,410	577,817	5,913,227
Change in fair value of derivative
financial instruments	-	-	-	144,331	144,331	-	144,331
Currency translation adjustments	-	-	-	88,834	88,834	-	88,834
Cash distributions	-	(6,044,264)	(61,054)	-	(6,105,318)	(1,338,290)	(7,443,608)
Balance, December 31, 2012	362,656	$59,139,513	$(2,630,595)	$(422,976)	$56,085,942	$2,342,425	$58,428,367

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,913,227	$(24,644,862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(963,550)	(1,230,393)
Rental income paid directly to lenders by lessees	(1,204,110)	(11,305,000)
(Income) loss from investments in joint ventures	(14,310)	435,755
Paid-in-kind interest	(1,048,670)	(857,594)
Net gain on sales of leased equipment	-	(11,411,941)
Depreciation	2,918,528	8,276,290
Impairment loss	697,715	44,264,878
Interest expense paid directly to lenders by lessees	219,296	1,851,225
Interest expense from amortization of debt financing costs	11,047	99,997
Gain on extinguishment of debt	(2,052,960)	-
Gain on derivative financial instruments	(75,922)	(410,662)
Deferred tax (benefit) provision	(521,508)	104,552
Changes in operating assets and liabilities:
Collection of finance leases	5,216,976	5,886,299
Accounts receivable	-	(1,695)
Other assets	247,556	(407,590)
Accrued expenses and other liabilities	(310,663)	(1,126,990)
Due to Manager and affiliates	(83,470)	(250,328)
Distributions from joint ventures	13,745	53,492
Net cash provided by operating activities	8,962,927	9,325,433
Cash flow from investing activities:
Investments in notes receivable	(6,416,925)	-
Principal received on notes receivable	5,066,497	2,832,047
Proceeds from sales of leased equipment	6,885,831	36,169,311
Distributions received from joint ventures in excess of profits	897,747	696,871
Other assets	-	(3,414)
Net cash provided by investing activities	6,433,150	39,694,815
Cash flow from financing activities:
Proceeds from revolving line of credit, recourse	5,000,000	-
Repayment of revolving line of credit, recourse	(5,000,000)	(1,450,000)
Repayment of long-term debt	(7,825,930)	(28,445,304)
Cash distributions to members	(6,105,318)	(14,652,759)
Distributions to noncontrolling interests	(1,338,290)	(2,269,797)
Net cash used in financing activities	(15,269,538)	(46,817,860)
Effects of exchange rates on cash and cash equivalents	12,777	456
Net increase in cash and cash equivalents	139,316	2,202,844
Cash and cash equivalents, beginning of year	6,824,356	4,621,512
Cash and cash equivalents, end of year	$6,963,672	$6,824,356

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,278	$159,468
Cash paid during the year for income taxes	$567,339	$626,769
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$1,204,110	$21,420,470
Exchange of noncontrolling interest in net investment in joint venture for notes receivable	$-	$3,588,928

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) has acquired and continues to acquire a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) has made and may make in the future cash distributions, at the LLC’s manager’s discretion, to its members commencing with each member’s admission to the LLC, continuing until the end of the operating period; (iii) has reinvested and continues to reinvest substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of its remaining investments and distribute the excess cash from such dispositions to its members during the liquidation period. The LLC is currently in its operating period, which commenced in April 2007.

The manager of the LLC is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC enters into, pursuant to the terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC commenced business operations on its initial closing date, May 6, 2005, with admission of investors holding 1,200 shares of limited liability company interests (“Shares”) representing $1,200,000 of capital contributions. Through April 21, 2007, the final closing date, the LLC admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2012, the LLC repurchased 2,543 Shares, bringing the total number of Shares outstanding to 362,656.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from the LLC’s investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” The LLC currently anticipates investing in equipment leases, other financing transactions and residual ownership rights in leased equipment from time to time until April 2015. The operating period has been extended for three years with the intention of having a limited liquidation period thereafter, if any.

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the LLC has a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

Net income attributable to the LLC per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation. Accrued interest related to the mortgage note receivable has been reclassified from other assets to net investment in mortgage notes receivable within the consolidated balance sheets.

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

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets.

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

Depreciation

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The LLC  records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the LLC  first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the LLC’s consolidated statements of comprehensive income (loss) in the period the determination is made.

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

Revenue Recognition

The LLC  leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

For notes receivable, the LLC  uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The LLC’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive income (loss).  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Some of the LLC’s wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, the LLC uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

The LLC records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The LLC recognizes interest and penalties, if any, related to unrecognized tax benefit in income tax expense. The LLC did not have any material liabilities recorded related to uncertain tax positions nor did it have any material unrecognized tax benefits as of the periods presented herein.

Notes Receivable

Notes receivable are reported in the LLC’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in the LLC’s consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the LLC’s consolidated balance sheets.  Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s financing receivables, generally notes receivable and finance leases, are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC  estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC  records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC  periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC  believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

Initial Direct Costs

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The LLC  capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC pays acquisition fees to the Manager of 3% of the purchase price of the LLC’s investments. These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

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

The LLC  accounts for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC  must document and assess at inception and on an ongoing basis, the LLC  recognizes the changes in fair value of such instruments in accumulated other comprehensive loss (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the weighted average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of AOCI.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3) Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2012	2011
Principal outstanding	$18,590,713	$17,114,229
Initial direct costs	-	4,180
Deferred fees	(69,193)	(24,902)
Net investment in notes receivable	18,521,520	17,093,507
Less: current portion of net investment in notes receivable	6,492,866	6,083,528
Net investment in notes receivable, less current portion	$12,028,654	$11,009,979

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

Effective January 1, 2011, the LLC exchanged its 35% ownership interest in a joint venture for the proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes accrued interest at rates ranging from 9.47% to 9.90% and were expected to mature between December 15, 2011 and February 15, 2013. On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with the notes receivable by making a prepayment of $1,015,000. No material gain or loss resulted from the prepayment.

Between May and October of 2012, subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) borrowed approximately $1,139,000 in connection with a secured capital expenditure loan (the “CapEx Loan”).  The CapEx Loan bore interest at 17% per year and was expected to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan.  On November 15, 2012, Revstone satisfied its obligations in connection with the CapEx Loan by making a prepayment of approximately $1,208,000, which included a prepayment fee of approximately $57,000.

On November 28, 2012, the LLC made a secured term loan in the amount of $5,400,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”).  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest in all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, the LLC acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings.

As of December 31, 2012 and 2011, the Manager determined that no allowance for credit losses was required.

(4) Net Investment in Mortgage Notes Receivable

Net investment in mortgage notes receivable consisted of the following:

	December 31,
	2012	2011
Principal outstanding	$16,970,807	$15,922,136
Initial direct costs	77,115	156,073
Net investment in mortgage notes receivable	$17,047,922	$16,078,209

In connection with the lease financing arrangement for lumber processing equipment (see Note 5), Teal Cedar Products Ltd., an affiliate of The Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC, a wholly-owned subsidiary of the LLC. The note is secured by a lien on certain land located in British Columbia, Canada owned by The Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”), where substantially all of the equipment is operated.  The note is in the amount of approximately $13,291,000, accrues interest at 20.629% per year and matures on December 1, 2013.  At December 31, 2012 and 2011, the principal balance of the promissory note was $16,970,807 and $15,922,136, respectively, and was reflected as net investment in mortgage notes receivable on the accompanying consolidated balance sheets.

(5) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

	December 31,
	2012	2011
Minimum rents receivable	$7,207,689	$12,354,929
Estimated residual values	3,092,377	3,067,787
Initial direct costs, net	30,089	100,635
Unearned income	(1,047,462)	(2,068,335)
Net investment in finance leases	9,282,693	13,455,016
Less: current portion of net investment in finance leases	5,370,040	4,469,552
Net investment in finance leases, less current portion	$3,912,653	$8,985,464

Lumber Processing Equipment

On November 8, 2006, the LLC’s wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with Teal Jones by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones.  The 84-month lease began on December 1, 2006 and granted Teal Jones the right to end the lease early if certain lump sum payments are made to ICON Teal Jones.  The total lease financing amount as of December 31, 2012 was approximately $5,125,000.

Telecommunications Equipment

The LLC, along with ICON Income Fund Ten, LLC, an affiliate of the Manager (“Fund Ten”), owned ICON Global Crossing V, LLC (“ICON Global Crossing V”), with ownership interests of 55% and 45%, respectively.  On January 3, 2011, upon the conclusion of the lease, ICON Global Crossing V sold the telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for approximately $2,077,000 and the LLC recorded a gain on the sale of approximately $779,000 during the year ended December 31, 2011.

Manufacturing Equipment

The LLC owns auto parts manufacturing equipment on lease to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). On April 15, 2009, Groupe Henri Heuliez, the guarantor of the leases, and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support. On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen Gaillard (“Baelen”). Effective October 5, 2010, the LLC and Baelen amended the LLC’s lease with HSA and Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014 and the lease was reclassified as a direct financing lease.

On July 17, 2012, the June 30, 2012 payment of €430,800 due under the finance lease between the LLC, HSA and Heuliez was modified to become six payments totaling €430,800 to be made between July 20, 2012 and November 30, 2012.

On December 20, 2012, the December 31, 2012 and June 30, 2013 payments totaling €861,600 due under the finance lease between the LLC, HSA and Heuliez were modified to become twelve monthly payments totaling €862,020 to be made between January 1, 2013 and December 31, 2013.

There are no non-cancellable minimum annual amounts due subsequent to December 31, 2014.  Non-cancellable minimum annual amounts due on investment in finance leases over the next two years are as follows at December 31, 2012:

Years Ending December 31,
2013	$5,501,372
2014	1,706,317
$7,207,689

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(6) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2012	2011
Manufacturing equipment	$12,971,831	$12,971,831
Marine - product tankers	-	22,578,275
Leased equipment at cost	12,971,831	35,550,106
Less: accumulated depreciation	7,173,316	19,249,518
Leased equipment at cost, less accumulated depreciation	$5,798,515	$16,300,588

Depreciation expense was $2,918,528 and $8,276,290 for the years ended December 31, 2012 and 2011, respectively.

Aframax Product Tankers

The LLC owned two aframax product tankers, the Senang Spirit and the Sebarok Spirit, which were subject to bareboat charters with an affiliate of Teekay Corporation.

On November 4, 2011, the LLC sold the Sebarok Spirit for approximately $7,517,000.  As a result, the LLC recorded an impairment charge of approximately $19,900,000 during the year ended December 31, 2011.  Simultaneously with the sale, the LLC satisfied the remaining third party debt.

As a result of negotiating the terms of sale of the Sebarok Spirit, the Manager modified the exit strategy related to the LLC’s investment in the Senang Spirit and determined that its net book value exceeded its fair value.  As a result, the LLC recorded an impairment charge of approximately $23,900,000 during the year ended December 31, 2011.

On May 3, 2012, the LLC sold the Senang Spirit for gross proceeds of approximately $7,173,000. As a result, the LLC recorded an impairment charge of $697,715 during the year ended December 31, 2012.

Container Vessels

The LLC owned two container vessels: the ZIM Hong Kong and the ZIM Israel.  The bareboat charters expired between November 2010 and January 2011.  Each bareboat charter was with ZIM Integrated Shipping Services Ltd. (“ZIM”).  On February 28, 2011 and March 16, 2011, the LLC sold the ZIM Hong Kong and the ZIM Israel, respectively, for $11,250,000 per vessel. The aggregate proceeds from the sale were used to satisfy the long-term debt secured by the vessels of approximately $16,620,000. The LLC recorded a net gain on the sale of this leased equipment of approximately $10,633,000 during the year ended December 31, 2011.

Manufacturing Equipment

The LLC and ICON Leasing Fund Twelve, LLC, an affiliate of the Manager (“Fund Twelve”) have ownership interests of 55% and 45%, respectively, in a joint venture which owns manufacturing equipment on lease to Pliant Corporation through September 30, 2013.

Aggregate minimum annual future rentals receivable from the LLC’s non-cancellable leases over the next year were $2,230,493 at December 31, 2012. There are no aggregate minimum annual amounts due subsequent to December 31, 2013.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(7) Investment in Joint Ventures

The LLC and certain of its affiliates, entities also managed and controlled by the Manager, formed three joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desires to sell its interests in the equipment or joint venture.

The three joint ventures described below are minority owned and accounted for under the equity method.

ICON EAR, LLC

The LLC invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through a wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned 45% by the LLC and 55% by Fund Twelve. ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities.”  All the equipment was leased to Equipment Acquisition Resources, Inc. (“EAR”). As additional security for the purchases and leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led the Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the ICON EAR entities. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and the equipment became the subject of an Illinois State Court proceeding. Such equipment was subsequently sold as part of the Illinois State Court proceeding. During 2009, the ICON EAR entities jointly foreclosed on the property that was received as additional security under their respective leases with EAR.  In addition, on June 7, 2010, the ICON EAR entities received judgments in New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations. The ICON EAR entities have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

In light of the developments surrounding the semiconductor manufacturing equipment on lease to EAR and in light of the sale of certain parcels of real property located in Jackson Hole, Wyoming on June 2, 2010 and March 16, 2011, the Manager determined that the net book value of such equipment and real property may not be recoverable.  Based on the Manager’s review, the net book value of the semiconductor manufacturing equipment and real property, in the aggregate, exceeded the undiscounted cash flows and exceeded the fair value and, as a result, ICON EAR recognized an impairment charge of approximately $1,158,000 during the year ended December 31, 2011, of which the LLC’s share was approximately $521,000, which was included in income (loss) from investment in joint ventures in the consolidated statement of comprehensive income (loss). In addition, ICON EAR II recognized an impairment charge of approximately $494,000 during 2011.

On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities are appealing this decision. The only remaining asset owned by ICON EAR at December 31, 2011 was real property with a carrying value of approximately $290,000 and the carrying value of the LLC’s investment in the joint venture was approximately $80,000. At December 31, 2012, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000.

ICON Northern Leasing, LLC

ICON Northern Leasing, LLC (“ICON Northern Leasing”), a joint venture owned 35% by the LLC, 12.25% by Fund Ten and 52.75% by Fund Twelve, owned four promissory notes issued by Northern Capital Associates XIV, L.P.   The notes were secured by an underlying pool of leases for point-of-sale equipment.  Effective January 1, 2011, the LLC exchanged its 35% ownership interest for the proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes accrued interest at rates ranging from 9.47% to 9.90% and were expected to mature between December 15, 2011 and

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

February 15, 2013.  Upon completion of the exchange, the joint venture was terminated.  On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with the notes receivable by making a prepayment of $1,015,000.  No material gain or loss resulted from the prepayment.

ICON MW, LLC

ICON MW, LLC, a joint venture owned 6.33% by the LLC and 93.67% by Fund Twelve, owned machining and metal working equipment subject to lease with AMI Manchester, LLC, MW General, Inc., and MW Scott, Inc., as well as warrants to purchase shares of their parent company, MW Universal, Inc. (“MWU”).

On December 31, 2011, MWU and certain of its subsidiaries satisfied their obligations relating to two lease schedules.  On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two additional lease schedules.

On August 20, 2012, ICON MW sold all remaining automotive manufacturing equipment and terminated warrants issued to it for aggregate proceeds of approximately $8,300,000.  As a result, based on the LLC’s 6.33% ownership interest in ICON MW, the LLC received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, the Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing, LLC and, based on its findings, ICON MW recorded a credit loss of approximately $5,411,000, of which the LLC’s portion was approximately $343,000.  The LLC’s portion of the loss on sale and credit loss is included in income (loss) from investment in joint ventures on the consolidated statements of comprehensive income (loss).

(8) Non-Recourse Long-Term Debt

The LLC had the following long-term debt at December 31, 2012 and 2011:

	2012	2011
ICON Senang, LLC	$-	$10,855,350
Total non-recourse long-term debt	-	10,855,350
Less: current portion of non-recourse long-term debt	-	3,544,240
Total non-recourse long-term debt, less current portion	$-	$7,311,110

Container Vessels

In connection with the senior long-term debt obligations of the LLC, the LLC assumed two interest rate swap contracts. These interest rate swap contracts were established in order to fix the variable interest rates on such debt obligations and minimize the LLC’s risk of interest rate fluctuations.  The interest rate swap contracts had a fixed interest rate of 5.99% for the ZIM Hong Kong and the ZIM Israel.  These interest rate contracts expired during January 2011.

On February 28, 2011, and March 16, 2011, the LLC sold the ZIM Hong Kong and ZIM Israel, respectively, for $11,250,000 per vessel.  The proceeds of the sale were used to satisfy the long-term debt secured by the vessels in the amount of approximately $16,620,000.

Aframax Product Tankers

In connection with the acquisition of the Sebarok Spirit and Senang Spirit (see Note 6), the LLC borrowed approximately $66,660,000 of long-term debt from Fortis Bank SA/NV. The LLC paid and capitalized approximately $880,000 in debt financing costs. The advances were both cross-collateralized, had a maturity date of April 11, 2012 and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  The advances required monthly principal payments ranging from approximately $202,000 to $1,006,000.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

On November 4, 2011, the LLC sold the Sebarok Spirit for approximately $7,517,000.  Simultaneously with the sale, the LLC satisfied the remaining third party debt.

On February 9, 2012, the LLC extended the maturity date of the debt related to the Senang Spirit through April 2015.

On May 3, 2012, in connection with the sale of the Senang Spirit, the LLC used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, the LLC recorded a gain on extinguishment of debt of approximately $2,053,000 for the year ended December 31, 2012. As of December 31, 2012 and 2011, the LLC had outstanding long-term debt of $0 and $10,855,350, respectively.

As of December 31, 2012 and 2011, the LLC had capitalized debt financing costs, net, of $0 and $11,047 respectively. For the years ended December 31, 2012 and 2011, the LLC recognized amortization expense of $11,047 and $117,555, respectively.

As of December 31, 2012, there is no debt outstanding.  There are no aggregate maturities of long-term debt over the next five years as of December 31, 2012.

(9) Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.  During the three months ended June 30, 2012, the LLC borrowed and repaid $5,000,000. As of December 31, 2012, the LLC had $5,000,000 available under the Facility.

The Facility has been extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the LLC is obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, the LLC was in compliance with all covenants related to the Facility.

(10) Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.

The components of income (loss) before income taxes were:

	Years ended December 31,
	2012	2011
Non-taxable(1)	$4,417,715	$(25,437,093)
Taxable(1)	1,661,019	1,508,628
Income (loss) before income taxes	$6,078,734	$(23,928,465)

(1) The distinction between the taxable and non-taxable activities was determined based on the locations of the taxing authorities.

The components of the income tax expense are as follows:

	Years ended December 31,
	2012	2011
Current:
Foreign national and provincial provision	$(650,011)	$(547,450)
Deferred:
Foreign national and provincial benefit (provision)	484,504	(168,947)
Income tax expense	$(165,507)	$(716,397)

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

As of December 31, 2012 and 2011, the LLC has a net deferred tax asset of approximately $1,415,947 and $894,439, respectively, relating to (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable. The deferred tax asset valuation allowance is $2,624,103 and $2,596,962 at December 31, 2012 and 2011, respectively. The remaining components of the deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

The significant components of deferred taxes consisted of the following:

	December 31,
	2012	2011
Deferred tax assets:
Leased equipment at cost, less accumulated depreciation	$2,803,787	$3,577,773
Unrealized taxable capital loss	50,120	-
Net operating loss carryforward, net of current portion	2,624,103	2,419,704
Total deferred tax assets before valuation allowance	5,478,010	5,997,477
Valuation allowance	(2,624,103)	(2,596,962)
Total deferred tax assets	2,853,907	3,400,515
Deferred tax liabilities:
Net investment in finance leases	(1,170,264)	(2,166,338)
Unrealized taxable capital gain	(267,696)	(339,738)
Total deferred tax liabilities	(1,437,960)	(2,506,076)
Net deferred tax assets	$1,415,947	$894,439

Reconciliations from the income tax expense at the U.S. federal statutory tax rate to the effective tax rate for the income tax expense are as follows:

	2012	2011
U.S. Federal statutory income tax rate	(35.0)%	(35.0)%
Rate benefit for U.S. partnership operations	35.0%	35.0%
Foreign taxes	(25.0)%	(26.5)%
	(25.0)%	(26.5)%

The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 to 2011 periods.

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

December 31, 2012

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates on the LLC’s behalf that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

During the year ended December 31, 2012 and 2011, the Manager suspended the collection of management fees in the amounts of $734,000 and $1,213,912, respectively.

During the year ended December 31, 2012, the Manager suspended the collection of administrative expense reimbursements of approximately $531,000.

During the year ended December 31, 2012, the Manager suspended the collection of acquisition fees of approximately $196,000.

The LLC paid distributions to the Manager of $61,054 and $146,527 for the years ended December 31, 2012 and 2011, respectively.  Additionally, the Manager’s interest in the net income (loss) attributable to the LLC was $53,354 and ($255,634) for the years ended December 31, 2012 and 2011, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2012 and 2011 were as follows:

Entity	Capacity	Description	2012	2011
ICON Capital, LLC	Manager	Management fees(1)	$-	$-
ICON Capital, LLC	Manager	Administrative expense reimbursements(1)	403,145	1,005,815
			$403,145	$1,005,815
(1) Amount charged directly to operations.

At December 31, 2012, the LLC had a receivable of $12,000 with the Manager and its affiliates primarily relating to certain proceeds collected by the Manager on the LLC’s behalf, which is included in other currents assets on the consolidated balance sheet. At December 31, 2011, the LLC had a net payable of $79,794 with the Manager and its affiliates primarily relating to administrative expense reimbursements, which is included in due to Manager and affiliates on the consolidated balance sheet.

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

December 31, 2012

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

Non-designated Derivatives

As of December 31, 2012, the LLC holds warrants that are held for purposes other than hedging. During the year ended December 31, 2011, the LLC held an interest rate swap not designated as a hedge. All changes in the fair value of the warrants and interest rate swap not designated as a hedge are recorded directly in earnings.

Designated Derivatives

For the derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of comprehensive income (loss) as the impact of the hedged transaction. During the years ended December 31, 2012 and 2011, the LLC recorded $75,922 and $410,662, respectively, of hedge ineffectiveness in earnings, which is included in gain on derivative financial instruments.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of December 31, 2012 and 2011:

		December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$70,875	$-

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$-	$176,956

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2012 and 2011:

Year Ended December 31,	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
2012	Interest rate swap	$(4,297)	Interest expense	$(148,628)	Gain on derivative financial instruments	$75,922

2011	Interest rate swap	$(98,335)	Interest expense	$(1,385,594)	Gain on derivative financial instruments	$-

The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2012 of $75,922. This gain was recorded as a gain on derivative financial instruments relating to interest rate swap contracts. The LLC’s derivative financial instruments not designated as hedging instruments generated a gain on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2011 of $410,662. This gain was recorded as a component of gain on derivative financial instruments. The gain recorded for the year ended December 31, 2011 was comprised of $481,331 relating to interest rate swap contracts and a loss of $70,669 relating to warrants.

Foreign Exchange Risk

The LLC is exposed to fluctuations in Euros and Canadian dollars. The LLC, at times, uses foreign currency derivatives, including currency forward agreements, to manage its exposure to fluctuations in the USD-Euro and USD-Canadian dollar exchange rates. Currency forward agreements involve fixing the foreign exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements typically have been cash settled in U.S. dollars for their fair value at or close to their settlement dates. The LLC had no foreign currency derivatives outstanding at December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, the fair value of the derivatives in a liability position was $0 and $176,956, respectively.

(13) Accumulated Other Comprehensive Loss

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

AOCI includes accumulated unrealized losses on currency translation adjustments of $422,976 at December 31, 2012 and accumulated unrealized losses on derivative financial instruments and accumulated unrealized losses on currency translation adjustments of $144,331 and $511,810, respectively, at December 31, 2011.

(14) Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$70,875	$-	$70,875

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$-	$176,956	$-	$176,956

The LLC’s derivative contracts, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The estimated fair value of the LLC’s warrants at December 31, 2012 based on a public comparable analysis included the use of an enterprise value to earnings before interest, taxes, depreciation, and amortization multiple of 3.01x.  Increases or decreases of these inputs would result in a lower or higher fair market value.  The fair value of the warrants was recorded in other non-current assets and the fair value of the derivative liabilities was recorded in derivative financial instruments within the consolidated balance sheets.

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset at December 31, 2012:

					Total Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Vessel - Senang Spirit	$-	$-	$6,885,829	$-	$697,715

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the year ended December 31, 2011:

					Total Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Assets held for sale, net	$117,145	$-	$-	$117,145	$512,181
Leased equipment at cost	$8,908,986	$-	$20,586,282	$-	$43,752,697

The LLC’s non-financial asset, assets held for sale, was valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. The LLC’s non-financial asset, leased equipment at cost, was valued using an agreed upon sale price. The sale price was a quoted price in an inactive market that was directly observable and therefore classified as Level 2.

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

	December 31,
	2012		2011
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)

Principal outstanding on mortgage notes receivable	$16,970,807	$19,750,270	$15,922,136	$20,790,578
Principal outstanding on fixed-rate notes receivable	$18,592,725	$18,592,725	$17,089,327	$17,407,655

(15) Concentrations of Risk

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history, and other relevant information.

For the year ended December 31, 2012, the LLC had three lessees and two borrowers that accounted for approximately 91.8% of its total rental and finance income.  For the year ended December 31, 2011, the LLC had three lessees and two borrowers that accounted for approximately 91.1% of its total rental and finance income.  No other lessees or borrowers accounted for more than 10% of rental and finance income.

At December 31, 2012, the LLC had one lessee and one borrower that accounted for approximately 59.5% of total assets.

At December 31, 2011, the LLC had three lessees and two borrowers that accounted for approximately 84.2% of total assets and one lender that accounted for approximately 87.0% of total liabilities.

(16) Geographic Information

Geographic information for revenue and other income and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2012
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue and other income:
Rental income	$2,972,925	$-	$-	$1,261,734	$4,234,659
Finance income	$3,997,824	$583,383	$2,275,473	$-	$6,856,680
Income from investment in joint ventures	$14,310	$-	$-	$-	$14,310

	At December 31, 2012
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$5,124,966	$4,157,727	$-	$-	$9,282,693
Leased equipment at cost, net	$5,798,515	$-	$-	$-	$5,798,515
Net investment in mortgage notes receivable	$17,047,922	$-	$-	$-	$17,047,922
Investment in joint ventures	$141,496	$-	$-	$-	$141,496
Net investment in notes receivable	$5,324,057	$-	$13,197,463	$-	$18,521,520
Assets held for sale, net	$117,145	$-	$-	$-	$117,145

	Year Ended December 31, 2011
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue and other income:
Rental income	$4,301,063	$-	$611,443	$11,374,378	$16,286,884
Finance income	$3,994,597	$3,067,835	$-	$-	$7,062,432
Loss from investment in joint ventures	$(435,755)	$-	$-	$-	$(435,755)

	At December 31, 2011
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$9,122,255	$4,332,761	$-	$-	$13,455,016
Leased equipment at cost, net	$7,391,602	$-	$-	$8,908,986	$16,300,588
Net investment in mortgage notes receivable	$16,078,209	$-	$-	$-	$16,078,209
Investment in joint ventures	$1,038,678	$-	$-	$-	$1,038,678
Net investment in notes receivable	$1,269,064	$-	$15,824,443	$-	$17,093,507
Assets held for sale, net	$117,145	$-	$-	$-	$117,145

(a) The vessels are generally free to trade worldwide.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(17) Commitments and Contingencies

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

On June 20, 2011, the ICON EAR entities filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the ICON EAR entities’ favor for $590,000, of which the LLC’s portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment.  The Manager filed an answer to the complaint that included certain affirmative defenses.  The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding.  The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 7, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities that granted dismissal of the ICON EAR entities’ claims to the proceeds resulting from the sale of certain EAR equipment. The ICON EAR entities are appealing this decision.  At this time, the LLC is unable to predict the outcome of this action.

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The present value of the obligation related to this agreement is approximately $603,000 at December 31, 2012.

(18) Income Tax Reconciliation (unaudited)

At December 31, 2012 and 2011, the members’ equity included in the consolidated financial statements totaled $56,085,942 and $56,622,685, respectively.  The members’ capital for federal income tax purposes at December 31, 2012 and 2011 totaled $70,640,034 and $89,936,265, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on the sales of equipment and portfolio, depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to the LLC for financial statement reporting purposes to the net income (loss) attributable to the LLC for federal income tax purposes for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Net income (loss) attributable to Fund Eleven per consolidated financial statements	$5,335,410	$(25,563,426)

Depreciation and amortization	(1,111,971)	(3,509,033)
Finance income	(1,036,534)	(745,200)
Rental income	5,666,372	3,564,323
Income (loss) on consolidated joint ventures	525,256	(3,315,072)
Loss on sale of investments	(25,350,146)	(60,396,148)
Gain on derivative financial instrument	(75,922)	-
Impairment loss	697,715	33,631,848
Other	(46,663)	708,971

Net loss attributable to Fund Eleven for federal income tax purposes	$(15,396,483)	$(55,623,737)

(19) Subsequent Event

On February 12, 2013, the LLC entered into a secured term loan in the amount of $3,300,000 with NTS Communications, Inc. and certain of its affiliates, which is expected to be drawn by June 30, 2013. The loan bears interest at 12.75% per year and is for a period of 51 months.  The loan is secured by the telecommunications equipment acquired with the proceeds from the secured term loan.

On March 8, 2013, Teal Jones satisfied its obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,696,000. In connection with the prepayment, during the first quarter of 2013, the LLC recorded a net loss of approximately $715,000 primarily related to the accumulation of currency translation adjustments.

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Additions		Other Charges	Balance at
	Beginning	Costs and	Charged to		Additions	End
Description	of Year	Expenses	Asset	Deductions	(Deductions)	of Year

Valuation allowance for deferred tax assets:
Year ended December 31, 2012
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$2,596,962	$-	$-	$-	$27,141 (a)	$2,624,103

Year ended December 31, 2011
Valuation allowance for deferred tax assets
(deducted from deferred tax asset)	$2,476,319	$-	$-	$-	$120,643 (a)	$2,596,962
(a) Currency translation adjustment and additional foreign taxable income.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our Manager believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	42	Co-Chairman, Co-Chief Executive Officer and Director
Mark Gatto	40	Co-Chairman, Co-Chief Executive Officer and Director
Nicholas A. Sinigaglia	43	Managing Director
David J. Verlizzo	40	Senior Managing Director and Counsel
Craig A. Jackson	54	Managing Director
Harry Giovani	38	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Nicholas A. Sinigaglia, Managing Director, joined ICON in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011. Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005. Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager. Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

David J. Verlizzo, Senior Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2012 and 2011:

Entity	Capacity	Description	2012	2011
ICON Capital, LLC	Manager	Management fees (1)	$-	$-
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	403,145	1,005,815
			$403,145	$1,005,815
(1) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our Manager of $61,054 and $146,527 for the years ended December 31, 2012 and 2011, respectively.  Additionally, our Manager’s interest in the net income (loss) attributable to us was $53,354 and ($255,634) for the years ended December 31, 2012 and 2011, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 15, 2013, no directors or officers of our Manager own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2012 and 2011, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees	$304,350	$390,100
Tax fees	105,259	58,235
	$409,609	$448,335

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

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

10.1        Commercial Loan Agreement, by and between California Bank & Trust and ICON Leasing Fund Eleven, LLC, dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.2        Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Leasing Fund Eleven, LLC.

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

52

101.LAB*             XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*              XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________________________________________________________

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven, LLC

(Registrant)

By: ICON Capital, LLC

      (Manager of the Registrant)

March 20, 2013

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

By: ICON Capital, LLC

      (Manager of the Registrant)

March 20, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)