Form 10-Q
period 2013-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2013-05-10
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:_	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes  ☐ No

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2013 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,467,854	$6,963,672
Current portion of net investment in notes receivable	7,298,392	6,492,866
Current portion of net investment in finance leases	1,191,871	5,370,040
Current portion of net investment in mortgage note receivable	-	17,047,922
Asset held for sale, net	117,145	117,145
Other current assets	11,276	88,731
Deferred tax asset, net	-	1,415,947
Income tax receivable	1,525,563	-
Total current assets	41,612,101	37,496,323
Non-current assets:
Net investment in notes receivable, less current portion	10,712,649	12,028,654
Net investment in finance leases, less current portion	2,695,397	3,912,653
Leased equipment at cost (less accumulated depreciation of
$7,571,588 and $7,173,316, respectively)	5,400,243	5,798,515
Investment in joint ventures	141,084	141,496
Other non-current assets	100,806	83,096
Total non-current assets	19,050,179	21,964,414

Total assets	$60,662,280	$59,460,737

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$1,446,512	$1,032,370
Total liabilities	1,446,512	1,032,370

Commitments and contingencies (Note 12)

Equity:
Members’ equity:
Additional members	59,638,454	59,139,513
Manager	(2,625,555)	(2,630,595)
Accumulated other comprehensive income (loss)	50,620	(422,976)
Total members' equity	57,063,519	56,085,942
Noncontrolling interests	2,152,249	2,342,425
Total equity	59,215,768	58,428,367

Total liabilities and equity	$60,662,280	$59,460,737

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue and other income:
Finance income	$1,379,738	$1,717,115
Rental income	743,231	2,004,965
(Loss) income from investment in joint ventures	(412)	155,867
Total revenue and other income	2,122,557	3,877,947
Expenses:
Administrative expense reimbursements	-	183,094
General and administrative	434,772	521,388
Vessel operating expense	-	212,022
Depreciation	398,272	1,723,713
Impairment loss	-	697,715
Interest	169,945	225,336
Gain on derivative financial instruments	(29,926)	(47,405)
Loss on disposition of assets of foreign investment	610,732	-
Total expenses	1,583,795	3,515,863
Income before income taxes	538,762	362,084
Income tax benefit (expense)	109,616	(62,348)
Net income	648,378	299,736
Less: net income attributable to noncontrolling interests	144,397	147,214
Net income attributable to Fund Eleven	503,981	152,522

Other comprehensive income:
Change in fair value of derivative financial instruments	-	120,246
Currency translation adjustments	(137,136)	185,166
Total other comprehensive income	(137,136)	305,412
Comprehensive income	511,242	605,148
Less: comprehensive income attributable to noncontrolling interests	144,397	147,214
Comprehensive income attributable to Fund Eleven	$366,845	$457,934

Net income attributable to Fund Eleven allocable to:
Additional members	$498,941	$150,997
Manager	5,040	1,525
	$503,981	$152,522

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656
Net income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$1.38	$0.42

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statement of Changes in Equity

	Members' Equity
				Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2012	362,656	$59,139,513	$(2,630,595)	$(422,976)	$56,085,942	$2,342,425	$58,428,367

Net income	-	498,941	5,040	-	503,981	144,397	648,378
Disposition of assets of foreign investment	-	-	-	610,732	610,732	-	610,732
Currency translation adjustments	-	-	-	(137,136)	(137,136)	-	(137,136)
Cash distributions	-	-	-	-	-	(334,573)	(334,573)
Balance, March 31, 2013 (unaudited)	362,656	$59,638,454	$(2,625,555)	$50,620	$57,063,519	$2,152,249	$59,215,768

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$648,378	$299,736
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(65,656)	(245,027)
Rental income paid directly to lenders by lessees	-	(1,530,000)
Loss (income) from investment in joint ventures	412	(155,867)
Depreciation	398,272	1,723,713
Impairment loss	-	697,715
Interest expense paid directly to lenders by lessees	-	161,627
Interest expense from amortization of debt financing costs	-	53,391
Gain on derivative financial instruments	(29,926)	(47,405)
Deferred tax benefit	(109,616)	(98,808)
Paid-in-kind interest income	(37,004)	-
Loss on disposition of assets of foreign investment	610,732	-
Changes in operating assets and liabilities:
Collection of finance leases	301,608	962,145
Other assets	88,295	(1,430,628)
Accrued expenses and other liabilities	414,140	1,231,062
Due to Manager and affiliates	1,372	147,393
Distributions from joint ventures	-	158,235
Net cash provided by operating activities	2,221,007	1,927,282
Cash flows from investing activities:
Investment in note receivable	(836,000)	-
Principal received on notes receivable	1,388,200	674,229
Proceeds from sales of leased equipment	5,107,083	-
Principal received on mortgage note receivable	16,970,813	-
Distributions received from joint ventures in excess of profits	-	11,532
Net cash provided by investing activities	22,630,096	685,761
Cash flows from financing activities:
Cash distributions to members	-	(3,663,191)
Distributions to noncontrolling interests	(334,573)	(334,572)
Net cash used in financing activities	(334,573)	(3,997,763)
Effects of exchange rates on cash and cash equivalents	(12,348)	13,784
Net increase (decrease) in cash and cash equivalents	24,504,182	(1,370,936)
Cash and cash equivalents, beginning of period	6,963,672	6,824,356
Cash and cash equivalents, end of period	$31,467,854	$5,453,420

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on long-term debt paid directly to lenders by lessees	$-	$1,530,000

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(1)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Leasing Fund Eleven, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s financing receivables, generally notes receivable and finance leases, are limited in number, the Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon the Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the LLC believes recovery of the remaining unpaid receivable is probable.

The LLC charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component, as well as present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2012. The LLC adopted the amendments of this ASU effective January 1, 2013. This update resulted in additional disclosure, but did not have a material effect on the LLC’s consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013. The LLC is currently evaluating the implications of ASU No. 2013-05 and its impact on the consolidated financial statements has not been determined.

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Principal outstanding	$18,174,517	$18,590,713
Deferred fees	(163,476)	(69,193)
Net investment in notes receivable	18,011,041	18,521,520
Less: current portion of net investment in notes receivable	7,298,392	6,492,866
Net investment in notes receivable, less current portion	$10,712,649	$12,028,654

On February 12, 2013, the LLC entered into an agreement to make a secured term loan to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) in the amount of $3,300,000. On March 28, 2013, NTS borrowed $935,000 in connection with the loan. The loan bears interest at 12.75% per year and is for a period of 51 months. The loan is secured by the telecommunications equipment acquired with the proceeds from the loan.

(3)  Net Investment in Mortgage Note Receivable

Net investment in mortgage note receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Principal outstanding	$-	$16,970,807
Initial direct costs	-	77,115
Net investment in mortgage note receivable	$-	$17,047,922

On March 8, 2013, Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfied their obligations in connection with the mortgage note receivable by making a prepayment of approximately $17,550,000.

(4)  Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2013	2012
Minimum rents receivable	$3,312,623	$7,207,689
Estimated residual values	1,281,630	3,092,377
Initial direct costs	-	30,089
Unearned income	(706,985)	(1,047,462)
Net investment in finance leases	3,887,268	9,282,693
Less: current portion of net investment in finance leases	1,191,871	5,370,040
Net investment in finance leases, less current portion	$2,695,397	$3,912,653

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

On March 8, 2013, Teal Jones satisfied its obligations in connection with the lease financing arrangement by making a prepayment of approximately $5,148,000.

On April 8, 2013, Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. As of March 31, 2013, the outstanding finance lease receivable due to the LLC is $3,887,268 and HSA and Heuliez are current on all lease payments. Based on the Manager’s assessment, no credit loss reserve is required as of March 31, 2013.

(5)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2013	2012
Manufacturing equipment	$12,971,831	$12,971,831
Less: accumulated depreciation	7,571,588	7,173,316
Leased equipment at cost, less accumulated depreciation	$5,400,243	$5,798,515

Depreciation expense was $398,272 and $1,723,713 for the three months ended March 31, 2013 and 2012, respectively.

(6)  Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a beneficial interest. As of March 31, 2013, the LLC had $692,146 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015. The interest rate for general advances under the Facility is CB&T’s prime rate. The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the LLC is obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2013, there were no obligations outstanding under the Facility.

At March 31, 2013, the LLC was in compliance with all covenants related to the Facility.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(7)  Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three months ended March 31, 2013 and 2012, the income tax benefit (expense) was comprised of $(1,546,947) and $(161,156) in current taxes and a benefit of $1,656,563 and $98,808 in deferred taxes, respectively. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 through 2012 periods.  The LLC had not identified any material uncertain tax positions as of March 31, 2013.

As of March 31, 2013, the LLC had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance leases during the three months ended March 31, 2013. The LLC also had a deferred tax asset of approximately $2,600,000 made up of further unused tax losses that the LLC does not expect to be able to realize, and for which a full valuation allowance is therefore recorded as of March 31, 2013.

(8)  Transactions with Related Parties

The LLC paid distributions to the Manager of $0 and $36,633 for the three months ended March 31, 2013 and 2012, respectively.  Additionally, the Manager’s interest in the net income attributable to the LLC was $5,040 and $1,525 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013 and 2012, the Manager suspended the collection of management fees equaling approximately  $647,000 and $201,923, respectively.

During the three months ended March 31, 2013, the Manager suspended the collection of administrative expense reimbursements equaling approximately $197,000.

During the three months ended March 31, 2013, the Manager suspended the collection of acquisition fees of approximately $99,000.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	$-	$183,094

(1) Amount charged directly to operations.

At March 31, 2013 and December 31, 2012, the LLC had a net receivable of approximately $11,000 and $12,000, respectively, with the Manager and its affiliates primarily relating to certain proceeds collected by the Manager on the LLC’s behalf, which is included in other current assets on the consolidated balance sheets.

(9)  Derivative Financial Instruments

The LLC may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC recognizes all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

Counterparty Risk

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of the LLC’s derivatives is in a liability position, the LLC considers the counterparty risk to be remote.

As of March 31, 2013 and December 31, 2012, the LLC had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the LLC considers the counterparty risk to be remote.

Non-designated Derivatives

 As of March 31, 2013 and December 31, 2012, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the warrants not designated as a hedge are recorded directly in earnings, which is included in gain on derivative financial instruments.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Designated Derivatives

As of March 31, 2013, the LLC has no designated derivatives. As of March 31, 2012, the LLC had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge, which expired on April 11, 2012. For this derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of comprehensive income as the impact of the hedged transaction. During the three months ended March 31, 2013 and 2012, the LLC recorded $0 and $47,405, respectively, of hedge ineffectiveness in earnings, which is included in gain on derivative financial instruments.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Asset Derivatives
		March 31,	December 31,
		2013	2012
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$100,801	$70,875

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income	Income
		Amount of	Location of	Amount of	on Derivatives	on Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized	Reclassified	Reclassified from	Portion and	Portion and
	Derivatives	in AOCI on	from AOCI	AOCI into	Amounts	Amounts
	Designated as	Derivatives	into Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Three Months Ended March 31, 2013	Interest rate swap	$-	Interest expense	$-	Gain on derivative financial instruments	$-

Three Months Ended March 31, 2012	Interest rate swap	$(3,521)	Interest expense	$(123,767)	Gain on derivative financial instruments	$47,405

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(10)  Accumulated Other Comprehensive Income (Loss)

AOCI includes accumulated unrealized gains (losses) on currency translation adjustments of $50,620 and $(422,976) at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013, the LLC reclassified approximately $611,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of assets of foreign investment within the consolidated statements of comprehensive income.

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

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$100,801	$100,801

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$70,875	$70,875

The LLC’s derivative financial instruments, which consist of warrants, are valued using models based on unobservable market parameters for all substantial terms of the LLC’s derivative financial instruments and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments.

The estimated fair value of the LLC’s warrants was based on public company comparable analysis at March 31, 2013 and December 31, 2012. The significant unobservable inputs used in the fair value measurement of the LLC’s warrants at March 31, 2013 and December 31, 2012 included the use of an enterprise value to earnings before interest, taxes, depreciation, and amortization multiple of 3.20x and 3.01x, respectively. Increases or decreases of these inputs would result in a higher or lower fair value measurement. The fair value of the warrants was recorded in other non-current assets

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in gain on derivative financial instruments on the consolidated statements of comprehensive income.

Assets and Liabilities for which Fair Value is Disclosed

Certain of the LLC’s financial assets and liabilities, which include fixed-rate notes receivable, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and cannot be corroborated by market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the LLC’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the LLC’s fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on the fixed-rate notes receivable was discounted at rates ranging between 12.75% and 15% per year.

	March 31, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$18,174,517	$18,202,567

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

During 2008, a joint venture owned 45% by the LLC and 55% by ICON Leasing Fund Twelve, LLC, an entity also managed by the Manager (“Fund Twelve”), purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. In addition, the LLC’s wholly-owned subsidiary, ICON EAR II, LLC (collectively with the joint venture, the “ICON EAR entities”), purchased and simultaneous leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities.  The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment.  The Manager filed an answer to the complaint, which included certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

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

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The present value of the obligation related to this agreement is approximately $625,000 at March 31, 2013.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations.  This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

We are currently in our operating period, which has been extended until April 2015. We anticipate investing in equipment leases and other financing transactions from time to time until April 2015, with the intention of having a very limited liquidation period thereafter, if any.  During our operating period, additional investments were made and continue to be made with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to members.  The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.”

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

Net Investment in Notes Receivable

On February 12, 2013, we entered into an agreement to make a secured term loan to NTS in the amount of $3,300,000 as part of a $6,000,000 facility. On March 28, 2013, NTS borrowed $935,000 in connection with the loan. The loan bears interest at 12.75% per year and is for a period of 51 months. The loan is secured by the telecommunications equipment acquired with the proceeds from the loan.

Net Investment in Finance Leases and Mortgage Note Receivable

On March 8, 2013, Teal Jones satisfied its obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,698,000.

Acquisition Fees

During the three months ended March 31, 2013, our Manager suspended the collection of acquisition fees of approximately $99,000.

Other Recent Developments

On April 8, 2013, HSA and Heuliez filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. As of March 31, 2013, the outstanding finance lease receivable due to us is $3,887,268 and HSA and Heuliez are current on all lease payments. Based on our Manager’s assessment, no credit loss reserve is required as of March 31, 2013.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$11,822,763	54%	$13,197,463	30%
Seismic imaging equipment	5,351,956	24%	5,324,057	12%
Auto parts manufacturing equipment	3,887,268	18%	4,157,727	9%
Telecommunications equipment	836,322	4%	-	0%
Lumber processing equipment	-	0%	22,172,888	49%
	$21,898,309	100%	$44,852,135	100%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Teal Jones	Lumber processing equipment	41%	55%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	34%	35%
SAExploration, Inc.	Seismic imaging equipment	14%	0%
Heuliez S.A.	Auto parts manufacturing equipment	11%	9%
		100%	99%

Finance income from our net investment in notes receivable, net investment in mortgage note receivable and net investment in finance leases are included in finance income in our consolidated statements of comprehensive income.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Plastic processing and printing equipment	$5,400,243	100%	$5,798,515	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Pliant Corporation	Plastic processing and printing equipment	100%	37%
Teekay Corporation	Marine - product tankers	-	63%
		100%	100%

Rental income from our operating leases is included in rental income in the consolidated statements of comprehensive income.

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

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Finance income	$1,379,738	$1,717,115	$(337,377)
Rental income	743,231	2,004,965	(1,261,734)
(Loss) income from investment in joint ventures	(412)	155,867	(156,279)
Total revenue and other income	$2,122,557	$3,877,947	$(1,755,390)

Total revenue and other income for the 2013 Quarter decreased $1,755,390, or 45.3%, as compared to the 2012 Quarter. The decrease in rental income was due to the sale of the marine product tanker, the Senang Spirit, during the second quarter of 2012, while the decrease in finance income was primarily the result of Teal Jones satisfying its obligations during the 2013 Quarter in connection with the mortgage note receivable and lease financing arrangement.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Administrative expense reimbursements	$-	$183,094	$(183,094)
General and administrative	434,772	521,388	(86,616)
Vessel operating expense	-	212,022	(212,022)
Depreciation	398,272	1,723,713	(1,325,441)
Impairment loss	-	697,715	(697,715)
Interest	169,945	225,336	(55,391)
Gain on derivative financial instruments	(29,926)	(47,405)	17,479
Loss on disposition of assets of foreign investment	610,732	-	610,732
Total expenses	$1,583,795	$3,515,863	$(1,932,068)

Total expenses for the 2013 Quarter decreased $1,932,068, or 55.0%, as compared to the 2012 Quarter. The decreases in depreciation expense, impairment loss, vessel operating expense and interest expense were primarily the result of the sale of the Senang Spirit during the second quarter of 2012. These decreases were partially offset by the foreign currency translation loss previously recorded in AOCI, which was realized and reclassified into earnings on the disposition of our foreign investment relating to Teal Jones during the 2013 Quarter.

Income Tax Benefit (Expense)

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three months ended March 31, 2013 and 2012, the income tax benefit (expense) was comprised of $(1,546,947) and $(161,156) in current taxes and a benefit of $1,656,563 and $98,808 in deferred taxes, respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2013  Quarter remained consistent as compared to the 2012 Quarter.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2013  Quarter and the 2012  Quarter was $503,981 and $152,522, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2013  Quarter and the 2012  Quarter was $1.38 and $0.42, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $1,201,543, from $59,460,737 at December 31, 2012 to $60,662,280 at March 31, 2013.  The increase was primarily due to cash receipts from finance income and sales tax, both of which related to the Teal Jones prepayment, partially offset by distributions to noncontrolling interests. The sales tax we collected from Teal Jones will ultimately be remitted to the appropriate taxing authorities by us.

Current Assets

Current assets increased $4,115,778, from $37,496,323 at December 31, 2012 to $41,612,101 at March 31, 2013.  The increase was primarily due to cash receipts from finance income and sales tax, both of which related to the Teal Jones prepayment, and an increase in the current portion of the net investment in notes receivable resulting from the scheduled change in note payments.

Total Liabilities

Total liabilities increased $414,142, from $1,032,370 at December 31, 2012 to $1,446,512 at March 31, 2013.  The increase was primarily due to the sales tax collected related to the Teal Jones prepayment, which will ultimately be remitted to the appropriate taxing authorities by us.

Equity

Equity increased $787,401, from $58,428,367 at December 31, 2012 to $59,215,768 at March 31, 2013.  The increase was primarily due to net income and a decrease in the currency translation adjustments recorded in the 2013  Quarter as a result of reclassifying foreign currency losses into earnings upon the disposition of assets relating to Teal Jones, partially offset by the distributions to noncontrolling interests.

Liquidity and Capital Resources

Summary

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $31,467,854 and $6,963,672, respectively.  During the three months ended March 31, 2013, our main sources of cash have been from (i) collections on finance leases, (ii) proceeds from sales of leased equipment and (iii) principal received on the mortgage note receivable and notes receivable and our main uses of cash have been in (i) investment in a note receivable and (ii) distributions to our noncontrolling interests.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our members and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit.  At March 31, 2013, we had $692,146 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 6 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2013, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities increased $293,725, from $1,927,282 in the 2012 Quarter to $2,221,007 in the 2013 Quarter.  The increase was primarily a result of the sale of the Senang Spirit during the second quarter of 2012, partially offset by the reduced collections on finance leases due to the sale of assets.

Investing Activities

Cash provided by investing activities increased $21,944,335, from $685,761 in the 2012 Quarter to $22,630,096 in the 2013 Quarter.  This increase was primarily due to the increase in proceeds we received from the sales of leased equipment, prepayment of the mortgage note receivable by Teal Jones, and repayment of notes receivable in the 2013 Quarter as compared to the 2012 Quarter, partially offset by the new investment in a note receivable.

Financing Activities

Cash used in financing activities decreased $3,663,190, from $3,997,763 in the 2012 Quarter to $334,573  in the 2013 Quarter.  This decrease  was due to the decrease in cash distributions to our members.

Financings and Borrowings

Long-Term Debt

As of March 31, 2013, the balance of our long-term debt was $0.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  We paid distributions to our Manager, additional members and noncontrolling interests of $0, $0 and $334,573, respectively, during the 2013 Quarter.  We do not expect to make any distributions during our extended operating period.

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

During 2008, a joint venture owned 45% by us and 55% by Fund Twelve purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000.  In addition, our wholly-owned subsidiary, ICON EAR II, LLC, purchased and simultaneous leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities.  The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment.  Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

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

At March 31, 2013, we had no debt obligations. We are a party to the Facility as discussed in the “Financings and Borrowings” section above.  We had no outstanding borrowings under the Facility at March 31, 2013.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $625,000 at March 31, 2013.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended March 31, 2013.

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

10.2

Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 21, 2013).

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

May 10, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)