Form 10-Q
period 2013-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2013-08-09
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2013 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,213,948	$6,963,672
Current portion of net investment in notes receivable	8,339,342	6,492,866
Current portion of net investment in finance leases	1,834,949	5,370,040
Current portion of net investment in mortgage note receivable	-	17,047,922
Asset held for sale	117,145	117,145
Other current assets	25,971	88,731
Deferred tax asset, net	-	1,415,947
Income tax receivable	1,525,563	-
Total current assets	31,056,918	37,496,323
Non-current assets:
Net investment in notes receivable, less current portion	10,617,057	12,028,654
Net investment in finance leases, less current portion	1,995,074	3,912,653
Leased equipment at cost (less accumulated depreciation of
$7,969,860 and $7,173,316, respectively)	5,001,971	5,798,515
Investment in joint ventures	11,423,733	141,496
Other non-current assets	91,735	83,096
Total non-current assets	29,129,570	21,964,414

Total assets	$60,186,488	$59,460,737

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$1,156,133	$1,032,370
Total liabilities	1,156,133	1,032,370

Commitments and contingencies (Note 13)

Equity:
Members’ equity:
Additional members	59,585,554	59,139,513
Manager	(2,626,089)	(2,630,595)
Accumulated other comprehensive income (loss)	108,552	(422,976)
Total members' equity	57,068,017	56,085,942
Noncontrolling interests	1,962,338	2,342,425
Total equity	59,030,355	58,428,367

Total liabilities and equity	$60,186,488	$59,460,737

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue and other income:
Finance income	$776,228	$1,655,199	$2,155,966	$3,372,314
Rental income	743,231	743,231	1,486,462	2,748,196
Income from investment in joint ventures	181,494	184,515	181,082	340,382
Gain on extinguishment of debt	-	2,052,960	-	2,052,960
Litigation settlement	-	171,100	-	171,100
Total revenue and other income	1,700,953	4,807,005	3,823,510	8,684,952
Expenses:
Administrative expense reimbursements	-	220,051	-	403,145
General and administrative	1,178,373	726,422	1,613,145	1,247,810
Vessel operating expense	-	835,484	-	1,047,506
Depreciation	398,272	398,272	796,544	2,121,985
Impairment loss	-	-	-	697,715
Interest	24,011	46,441	193,956	271,777
Loss (gain) on derivative financial instruments	9,067	(28,517)	(20,859)	(75,922)
Loss on disposition of assets of foreign investment	-	-	610,732	-
Total expenses	1,609,723	2,198,153	3,193,518	5,714,016
Income before income taxes	91,230	2,608,852	629,992	2,970,936
Income tax (expense) benefit	-	(54,848)	109,616	(117,196)
Net income	91,230	2,554,004	739,608	2,853,740
Less: net income attributable to noncontrolling interests	144,664	144,455	289,061	291,669
Net (loss) income attributable to Fund Eleven	(53,434)	2,409,549	450,547	2,562,071

Other comprehensive income (loss):
Change in fair value of derivative financial instruments	-	24,085	-	144,331
Currency translation adjustments	57,932	(291,418)	(79,204)	(106,252)
Total other comprehensive income (loss)	57,932	(267,333)	(79,204)	38,079
Comprehensive income	149,162	2,286,671	660,404	2,891,819
Less: comprehensive income attributable to noncontrolling interests	144,664	144,455	289,061	291,669
Comprehensive income attributable to Fund Eleven	$4,498	$2,142,216	$371,343	$2,600,150

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(52,900)	$2,385,454	$446,041	$2,536,450
Manager	(534)	24,095	4,506	25,621
	$(53,434)	$2,409,549	$450,547	$2,562,071

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(0.15)	$6.58	$1.23	$6.99

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests			Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2012	362,656	$59,139,513	$(2,630,595)	$(422,976)	$56,085,942	$2,342,425	$58,428,367

Net income	-	498,941	5,040	-	503,981	144,397	648,378
Disposition of assets of foreign investment	-	-	-	610,732	610,732	-	610,732
Currency translation adjustments	-	-	-	(137,136)	(137,136)	-	(137,136)
Cash distributions	-	-	-	-	-	(334,573)	(334,573)
Balance, March 31, 2013 (unaudited)	362,656	59,638,454	(2,625,555)	50,620	57,063,519	2,152,249	59,215,768

Net (loss) income	-	(52,900)	(534)	-	(53,434)	144,664	91,230
Currency translation adjustments	-	-	-	57,932	57,932	-	57,932
Cash distributions	-	-	-	-	-	(334,575)	(334,575)
Balance, June 30, 2013 (unaudited)	362,656	$59,585,554	$(2,626,089)	$108,552	$57,068,017	$1,962,338	$59,030,355

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$739,608	$2,853,740
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(211,153)	(500,464)
Rental income paid directly to lenders by lessees	-	(1,204,110)
Income from investment in joint ventures	(181,082)	(340,382)
Depreciation	796,544	2,121,985
Impairment loss	-	697,715
Interest expense paid directly to lenders by lessees	-	219,296
Interest expense from amortization of debt financing costs	-	11,047
Gain on debt extinguishment	-	(2,052,960)
Gain on derivative financial instruments	(20,859)	(75,922)
Deferred tax benefit	1,415,947	(250,616)
Paid-in-kind interest income	(67,164)	-
Loss on disposition of assets of foreign investment	610,732	-
Changes in operating assets and liabilities:
Collection of finance leases	548,876	2,023,426
Other assets	75,087	(218,384)
Accrued expenses and other liabilities	147,658	(233,841)
Due (from) to Manager and affiliates	(11,801)	122,211
Distributions from joint ventures	-	339,842
Income tax receivable	(1,525,563)	-
Net cash provided by operating activities	2,316,830	3,512,583
Cash flows from investing activities:
Investment in note receivable	(3,201,000)	(483,899)
Proceeds from sales of leased equipment	5,094,877	6,885,829
Principal received on notes receivable	2,849,437	2,108,322
Principal received on mortgage note receivable	16,970,813	-
Investment in joint venture	(11,101,155)	-
Distributions received from joint ventures in excess of profits	-	43,095
Net cash provided by investing activities	10,612,972	8,553,347
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	5,000,000
Repayment of revolving line of credit, recourse	-	(5,000,000)
Repayment of long-term debt	-	(7,825,930)
Cash distributions to members	-	(6,105,318)
Distributions to noncontrolling interests	(669,148)	(669,147)
Net cash used in financing activities	(669,148)	(14,600,395)
Effects of exchange rates on cash and cash equivalents	(10,378)	(76)
Net increase (decrease) in cash and cash equivalents	12,250,276	(2,534,541)
Cash and cash equivalents, beginning of period	6,963,672	6,824,356
Cash and cash equivalents, end of period	$19,213,948	$4,289,815

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$8,167
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on long-term debt paid directly to lenders by lessees	$-	$1,204,110

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component, on the respective line items of net income. The adoption of ASU 2013-02 became effective for the LLC on January 1, 2013 and did not have a material effect on the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

a foreign entity. The LLC is required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on the consolidated financial statements.

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Principal outstanding	$19,108,441	$18,590,713
Deferred fees	(152,042)	(69,193)
Net investment in notes receivable	18,956,399	18,521,520
Less: current portion of net investment in notes receivable	8,339,342	6,492,866
Net investment in notes receivable, less current portion	$10,617,057	$12,028,654

On February 12, 2013, the LLC made available a secured term loan in the amount of $3,300,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”). On March 28, 2013, NTS borrowed $935,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility. The loan bears interest at 12.75% per year and matures on July 1, 2017. The loan is secured by all of the equipment and assets of NTS.

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

(4)  Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2013	2012
Minimum rents receivable	$3,112,775	$7,207,689
Estimated residual values	1,300,710	3,092,377
Initial direct costs	-	30,089
Unearned income	(583,462)	(1,047,462)
Net investment in finance leases	3,830,023	9,282,693
Less: current portion of net investment in finance leases	1,834,949	5,370,040
Net investment in finance leases, less current portion	$1,995,074	$3,912,653

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

On March 8, 2013, Teal Jones satisfied its obligations in connection with the lease financing arrangement by making a prepayment of approximately $5,148,000.

On April 8, 2013, Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. As of June 30, 2013, the outstanding finance lease receivable due to the LLC is $3,830,023 and HSA and Heuliez are current on all of their lease payments. Based on the Manager’s assessment, no credit loss reserve is required as of June 30, 2013.

(5)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2013	2012
Manufacturing equipment	$12,971,831	$12,971,831
Less: accumulated depreciation	7,969,860	7,173,316
Leased equipment at cost, less accumulated depreciation	$5,001,971	$5,798,515

Depreciation expense was $398,272 and $398,272  for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $796,544 and $2,121,985  for the six months ended June 30, 2013 and 2012, respectively.

(6)  Investment in Joint Venture

On May 15, 2013, a joint venture owned 39% by the LLC, 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity managed by the Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. The LLC’s contribution to the joint venture was approximately $11,101,000.

The results of operations of the joint venture are summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenue	$439,739	$439,739
Net income	$433,752	$433,752
LLC’s share of net income	$181,635	$181,635

(7)  Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the LLC has a

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

beneficial interest. As of June 30, 2013, the LLC had $347,585 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015. The interest rate for general advances under the Facility is CB&T’s prime rate. The LLC may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the LLC is obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2013, there were no obligations outstanding under the Facility.

At June 30, 2013, the LLC was in compliance with all covenants related to the Facility.

(8)  Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three months ended June 30, 2013, there was no income tax benefit or expense.  For the six months ended June 30, 2013, the current income tax benefit was $1,525,563 and the deferred income tax expense was $(1,415,947). For the three and six months ended June 30, 2012, the income tax expense was comprised of $(161,157) and $(322,313) in current taxes and a benefit of $106,309 and $205,117 in deferred taxes, respectively. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 through 2012 periods.  The LLC had not identified any material uncertain tax positions as of June 30, 2013.

As of June 30, 2013, the LLC had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance leases during the three months ended March 31, 2013. The LLC also had a deferred tax asset of approximately $2,600,000 made up of further unused tax losses that the LLC does not expect to be able to realize, and for which a full valuation allowance is therefore recorded as of June 30, 2013.

(9)  Transactions with Related Parties

The LLC did not pay any distributions to the Manager for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the LLC paid distributions to the Manager of approximately $24,421 and $61,054, respectively. Additionally, the Manager’s interest in the net (loss) income attributable to the LLC was $(534) and $4,506 for the three and six months ended June 30, 2013, respectively. The Manager’s interest in the net income attributable to the LLC was $24,095 and $25,621 for the three and six months ended June 30, 2012, respectively.

During the three and six months ended June 30, 2013, the Manager suspended the collection of management fees of approximately  $135,000 and $782,000, respectively. The Manager suspended the collection of management fees in the amounts of approximately $157,000 and $359,000 during three and six months ended June 30, 2012, respectively.

During the three and six months ended June 30, 2013, the Manager suspended the collection of administrative expense reimbursements of approximately $128,000 and $325,000, respectively. During the three and six months ended June 30, 2012, the Manager suspended the collection of administrative expense reimbursements of approximately $101,000 and $101,000, respectively.

During the three and six months ended June 30, 2013, the Manager suspended the collection of acquisition fees of approximately $888,000 and $987,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Manager	Administrative expense reimbursements (1)	$-	$220,051	$-	$403,145

(1) Amount charged directly to operations.

At June 30, 2013 and December 31, 2012, the LLC had a net receivable of approximately $12,000 and $12,000, respectively, with the Manager and its affiliates primarily relating to certain proceeds collected by the Manager on the LLC’s behalf, which is included in other current assets on the consolidated balance sheets.

(10)  Derivative Financial Instruments

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

As of June 30, 2013 and December 31, 2012, the LLC had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the LLC considers the counterparty risk to be remote.

Non-designated Derivatives

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

 As of June 30, 2013 and December 31, 2012, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the warrants not designated as a hedge are recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	Asset Derivatives
		June 30,	December 31,
		2013	2012
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$91,735	$70,875

Designated Derivatives

The LLC has no designated derivatives during the six months ended June 30, 2013. In 2012, the LLC had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge, which expired on April 11, 2012. For this derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of comprehensive income as the impact of the hedged transaction. During the three and six months ended June 30, 2012, the LLC recorded $(28,517) and $(75,922), respectively, of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2012:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income	Income
		Amount of	Location of	Amount of	on Derivatives	on Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized	Reclassified	Reclassified from	Portion and	Portion and
	Derivatives	in AOCI on	from AOCI	AOCI into	Amounts	Amounts
	Designated as	Derivatives	into Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Three Months Ended June 30, 2012	Interest rate swap	$(776)	Interest expense	$(24,861)	Loss (gain) on derivative financial instruments	$28,517

Six Months Ended June 30, 2012	Interest rate swap	$(4,297)	Interest expense	$(148,628)	Loss (gain) on derivative financial instruments	$75,922

(11)  Accumulated Other Comprehensive Income (Loss)

AOCI, which related to accumulated unrealized gains (losses) on currency translation adjustments, was $108,552 and $(422,976) at June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, the LLC reclassified approximately $611,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of assets of foreign investment within the consolidated statements of comprehensive income.

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

•      Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

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

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$	$-	$91,735	$91,735

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The following table summarizes the valuation of the LLC’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$70,875	$70,875

As of June 30, 2013 and December 31, 2012, the LLC’s warrants were valued using the Black-Scholes-Merton pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of the LLC’s warrants at June 30, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income.

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

	June 30, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$19,108,441	$19,240,441

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

June 30, 2013

(unaudited)

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

During 2008, a joint venture owned 45% by the LLC and 55% by Fund Twelve, purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. In addition, the LLC’s wholly-owned subsidiary, ICON EAR II, LLC (collectively with the joint venture, the “ICON EAR entities”), purchased and simultaneous leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities.  The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment.  The Manager filed an answer to the complaint, which included certain affirmative defenses. The Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, the LLC is unable to predict the outcome of this action or loss therefrom, if any.

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

The LLC has entered into a remarketing agreement with a third party. In connection with this agreement, residual proceeds received in excess of specific amounts will be shared with this third party based on specific formulas. The present value of the obligation included within accrued expenses and other liabilities on the consolidated balance sheets related to this agreement is approximately $649,000 at June 30, 2013.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

Net Investment in Notes Receivable

On February 12, 2013, we made available a secured term loan in the amount of $3,300,000 to NTS as part of a $6,000,000 facility. On March 28, 2013, NTS borrowed $935,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility. The loan bears interest at 12.75% per year and matures on July 1, 2017. The loan is secured by all of the equipment and assets of NTS.

Investment in Joint Venture

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by Fund Fifteen purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our contribution to the joint venture was approximately $11,101,000.

Net Investment in Finance Leases and Mortgage Note Receivable

On March 8, 2013, Teal Jones satisfied its obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,698,000.

Acquisition Fees

During the three and six months ended June 30, 2013, our Manager suspended the collection of acquisition fees of approximately $888,000 and $987,000, respectively.

Other Recent Developments

On April 8, 2013, HSA and Heuliez filed for “Redressement Judiciaire,” a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. As of June 30, 2013, the outstanding finance lease receivable due to us is $3,830,023 and HSA and Heuliez are current on all of their lease payments. Based on our Manager’s assessment, no credit loss reserve is required as of June 30, 2013.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$10,375,027	45%	$13,197,463	30%
Seismic imaging equipment	5,372,717	24%	5,324,057	12%
Auto parts manufacturing equipment	3,830,023	17%	4,157,727	9%
Telecommunications equipment	3,208,655	14%	-	-
Lumber processing equipment	-	-	22,172,888	49%
	$22,786,422	100%	$44,852,135	100%

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

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
ZIM Integrated Shipping Services Ltd.	Marine - container vessels (1)	54%	35%
SAExploration, Inc.	Seismic imaging equipment	24%	-
Heuliez S.A.	Auto parts manufacturing equipment	17%	9%
Teal Jones	Lumber processing equipment	-	55%
		95%	99%

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

Operating Lease Transactions

As of June 30, 2013 and December 31, 2012, 100% of the total net carrying value of our operating leases in our portfolio of $5,001,971 and $5,798,515, respectively, consisted of plastic processing and printing equipment.

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, Pliant Corporation generated 100% of our total rental income.

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

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Finance income	$776,228	$1,655,199	$(878,971)
Rental income	743,231	743,231	-
Income from investment in joint ventures	181,494	184,515	(3,021)
Gain on extinguishment of debt	-	2,052,960	(2,052,960)
Litigation settlement	-	171,100	(171,100)
Total revenue and other income	$1,700,953	$4,807,005	$(3,106,052)

Total revenue and other income for the 2013 Quarter decreased $3,106,052, or 64.6%, as compared to the 2012 Quarter. The decrease in total revenue and other income was primarily due to the gain on extinguishment of debt related to the settlement of debt associated with the Senang Spirit during the 2012 Quarter as well as the decrease in finance income as a result of Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Administrative expense reimbursements	$-	$220,051	$(220,051)
General and administrative	1,178,373	726,422	451,951
Vessel operating expense	-	835,484	(835,484)
Depreciation	398,272	398,272	-
Interest	24,011	46,441	(22,430)
Gain on derivative financial instruments	9,067	(28,517)	37,584
Total expenses	$1,609,723	$2,198,153	$(588,430)

Total expenses for the 2013 Quarter decreased $588,430, or 26.8%, as compared to the 2012 Quarter. The decreases in vessel operating expense and interest expense were primarily the result of the sale of the Senang Spirit during the 2012 Quarter and the decrease in administrative expense reimbursements due to our Manager’s suspended collection of administrative expense reimbursements subsequent to the 2012 Quarter. These decreases were partially offset by an increase in general and administrative expenses due to incurring withholding taxes on the interest and dividend distributions related to the Teal Jones prepayment.

Income Tax (Expense) Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2013 Quarter, there was no income tax expense or benefit. For the 2012 Quarter, the income tax expense was comprised of $(161,157) in current taxes and a benefit of $106,309 in deferred taxes. The decrease in income tax expense and benefit was due to Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2013  Quarter and the 2012  Quarter was $(53,434) and $2,409,549, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2013 Quarter and the 2012  Quarter was $(0.15) and $6.58, respectively.

Results of Operations for the Six Months Ended June 30, 2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
ZIM Integrated Shipping Services Ltd.	Marine - container vessels(1)	41%	35%
Teal Jones	Lumber processing equipment	26%	55%
SAExploration, Inc.	Seismic imaging equipment	17%	-
Heuliez S. A.	Auto parts manufacturing equipment	13%	9%
		97%	99%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of comprehensive income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
Pliant Corporation	Plastic processing and printing equipment	100%	54%
Teekay Corporation	Marine - product tankers	-	46%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2013 Period and the 2012 Period is summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Finance income	$2,155,966	$3,372,314	$(1,216,348)
Rental income	1,486,462	2,748,196	(1,261,734)
Income from investment in joint ventures	181,082	340,382	(159,300)
Gain on extinguishment of debt	-	2,052,960	(2,052,960)
Litigation settlement	-	171,100	(171,100)
Total revenue and other income	$3,823,510	$8,684,952	$(4,861,442)

Total revenue and other income for the 2013 Period decreased $4,861,442, or 56.0%, as compared to the 2012 Period. The decrease in total revenue and other income was primarily due to the gain on extinguishment of debt related to the Senang Spirit during the 2012 Period, the decrease in rental income as a result of the sale of the Senang Spirit during the 2012 Period and the decrease in finance income as a result of Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Administrative expense reimbursements	$-	$403,145	$(403,145)
General and administrative	1,613,145	1,247,810	365,335
Vessel operating expense	-	1,047,506	(1,047,506)
Depreciation	796,544	2,121,985	(1,325,441)
Impairment loss	-	697,715	(697,715)
Interest	193,956	271,777	(77,821)
Gain on derivative financial instruments	(20,859)	(75,922)	55,063
Loss on disposition of assets of foreign investment	610,732	-	610,732
Total expenses	$3,193,518	$5,714,016	$(2,520,498)

Total expenses for the 2013 Period decreased $2,520,498, or 44.1%, as compared to the 2012 Period. The decrease in total expenses was primarily due to decreases in depreciation expense, vessel operating expense, impairment loss and interest expense, all as a result of the sale of the Senang Spirit during the 2012 Period and the decrease in administrative expense reimbursements due to our Manager’s suspended collection of administrative expense reimbursements subsequent to the 2012 Period. These decreases were partially offset by an increase in general and administrative expenses due to incurring withholding taxes on the interest and dividend distributions related to the Teal Jones prepayment and a loss on disposition of assets on a foreign investment, both during the 2013 Period.

Income Tax Benefit (Expense)

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2013 Period, the current income tax benefit was $1,525,563 and the deferred income tax expense was $(1,415,947). For the 2012 Period, the income tax expense was comprised of an expense of $(322,313) in current taxes and a benefit of $205,117 in deferred taxes. The increase in deferred income tax expense was related to the accumulation of (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable. The increase in the current income tax benefit related to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance leases during the three months ended March 31, 2013.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2013 Period and the 2012 Period was $450,547 and $2,562,071, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2013 Period and the 2012 Period was $1.23 and $6.99, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $725,751, from $59,460,737 at December 31, 2012 to $60,186,488 at June 30, 2013.   The increase was primarily due to cash receipts from finance income and income from our new investment in joint venture, partially offset by distributions to noncontrolling interests.

Current Assets

Current assets decreased $6,439,405, from $37,496,323 at December 31, 2012 to $31,056,918 at June 30, 2013.  The decrease was primarily due to investing in a joint venture and a note receivable in the 2013 Period, partially offset by an increase in the current portion of the net investment in notes receivable and finance leases resulting from the scheduled change in note and lease payments.

Equity

Equity increased $601,988, from $58,428,367 at December 31, 2012 to $59,030,355 at June 30, 2013.  The increase was primarily due to net income and a decrease in the currency translation adjustments recorded in the 2013  Period as a result of reclassifying foreign currency losses into earnings upon the disposition of assets relating to Teal Jones, partially offset by the distributions to noncontrolling interests.

Liquidity and Capital Resources

Summary

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $19,213,948 and $6,963,672, respectively.  During the six months ended June 30, 2013, our main sources of cash have been from (i) collections on finance leases, (ii) proceeds from sales of leased equipment and (iii) principal received on the mortgage note receivable and notes receivable and our main uses of cash have been in (i) an investment in a joint venture, (ii) an investment in a note receivable and (iii) distributions to our noncontrolling interests.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our revolving line of credit.  At June 30, 2013, we had $347,585 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2013, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,195,753, from $3,512,583 in the 2012 Period to $2,316,830 in the 2013 Period.  The decrease was primarily a result of reduced collections on finance leases due to the sale of assets previously on lease to Teal Jones.

Investing Activities

Cash provided by investing activities increased $2,059,625, from $8,553,347 in the 2012 Period to $10,612,972 in the 2013 Period.  This increase was primarily due to proceeds we received from the prepayment of the mortgage note receivable by Teal Jones and the increase in repayment of notes receivable in the 2013 Period as compared to the 2012 Period, partially offset by the investment in a new joint venture, a new note receivable and a decrease in proceeds from sales of leased equipment.

 Financing Activities

Cash used in financing activities decreased $13,931,247, from $14,600,395 in the 2012 Period to $669,148  in the 2013 Period.  This decrease  was due to the repayment of long-term debt in the 2012 Period and  the decrease in cash distributions to our members in the 2013 Period as compared to the 2012 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  We paid distributions to our Manager, additional members and noncontrolling interests of $0, $0 and $669,148, respectively, during the 2013 Period.

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

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $649,000 at June 30, 2013.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2013.

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

August 9, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)