Form 10-Q
period 2013-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2013-11-14
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on November 8, 2013 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,248,163	$6,963,672
Current portion of net investment in notes receivable	9,274,543	6,492,866
Current portion of net investment in finance leases	1,363,571	5,370,040
Current portion of net investment in mortgage note receivable	-	17,047,922
Asset held for sale	117,145	117,145
Other current assets	46,868	88,731
Deferred tax asset, net	-	1,415,947
Income tax receivable	1,525,563	-
Total current assets	22,575,853	37,496,323
Non-current assets:
Net investment in notes receivable, less current portion	8,191,794	12,028,654
Net investment in finance leases, less current portion	-	3,912,653
Leased equipment at cost (less accumulated depreciation of
$8,773,880 and $7,173,316, respectively)	21,615,234	5,798,515
Investment in joint ventures	11,789,833	141,496
Other non-current assets	85,946	83,096
Total non-current assets	41,682,807	21,964,414
Total assets	$64,258,660	$59,460,737

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$2,275,828	$1,032,370
Total liabilities	2,275,828	1,032,370

Commitments and contingencies (Note 13)

Equity:
Members’ equity:
Additional members	57,992,065	59,139,513
Manager	(2,642,184)	(2,630,595)
Accumulated other comprehensive income (loss)	256,357	(422,976)
Total members' equity	55,606,238	56,085,942
Noncontrolling interests	6,376,594	2,342,425
Total equity	61,982,832	58,428,367
Total liabilities and equity	$64,258,660	$59,460,737

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue and other income:
Finance income	$809,322	$1,671,836	$2,965,288	$5,044,150
Rental income	1,253,515	743,232	2,739,977	3,491,428
Income (loss) from investment in joint ventures	367,608	(351,470)	548,690	(11,088)
Gain on extinguishment of debt	-	-	-	2,052,960
Litigation settlement	-	-	-	171,100
Total revenue and other income	2,430,445	2,063,598	6,253,955	10,748,550
Expenses:
Administrative expense reimbursements	-	-	-	403,145
General and administrative	213,923	518,971	1,827,068	1,766,781
Vessel operating expense	-	-	-	1,047,506
Depreciation	804,020	398,271	1,600,564	2,520,256
Impairment loss	-	-	-	697,715
Credit loss reserve	2,323,655	-	2,323,655	-
Interest	24,681	21,441	218,637	293,218
Remarketing expense	913,891	-	913,891	-
Loss (gain) on derivative financial instruments	5,788	-	(15,071)	(75,922)
Loss on disposition of assets of foreign investment	-	-	610,732	-
Total expenses	4,285,958	938,683	7,479,476	6,652,699
(Loss) income before income taxes	(1,855,513)	1,124,915	(1,225,521)	4,095,851
Income tax (expense) benefit	-	(53,440)	109,616	(170,636)
Net (loss) income	(1,855,513)	1,071,475	(1,115,905)	3,925,215
Less: net (loss) income attributable to noncontrolling interests	(245,929)	141,477	43,132	433,146
Net (loss) income attributable to Fund Eleven	(1,609,584)	929,998	(1,159,037)	3,492,069

Other comprehensive income:
Change in fair value of derivative financial instruments	-	-	-	144,331
Currency translation adjustments during the period	147,805	74,174	68,601	(32,078)
Currency translation adjustments reclassified to net loss	-	-	610,732	-
Total other comprehensive income	147,805	74,174	679,333	112,253
Comprehensive (loss) income	(1,707,708)	1,145,649	(436,572)	4,037,468
Less: comprehensive (loss) income attributable to noncontrolling interests
interests	(245,929)	141,477	43,132	433,146
Comprehensive (loss) income attributable to Fund Eleven	$(1,461,779)	$1,004,172	$(479,704)	$3,604,322

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(1,593,489)	$920,698	$(1,147,448)	$3,457,149
Manager	(16,095)	9,300	(11,589)	34,920
	$(1,609,584)	$929,998	$(1,159,037)	$3,492,069

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(4.39)	$2.54	$(3.16)	$9.53

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests			Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2012	362,656	$59,139,513	$(2,630,595)	$(422,976)	$56,085,942	$2,342,425	$58,428,367

Net income	-	498,941	5,040	-	503,981	144,397	648,378
Disposition of assets of foreign investment	-	-	-	610,732	610,732	-	610,732
Currency translation adjustments	-	-	-	(137,136)	(137,136)	-	(137,136)
Cash distributions	-	-	-	-	-	(334,573)	(334,573)
Balance, March 31, 2013 (unaudited)	362,656	59,638,454	(2,625,555)	50,620	57,063,519	2,152,249	59,215,768

Net (loss) income	-	(52,900)	(534)	-	(53,434)	144,664	91,230
Currency translation adjustments	-	-	-	57,932	57,932	-	57,932
Cash distributions	-	-	-	-	-	(334,575)	(334,575)
Balance, June 30, 2013 (unaudited)	362,656	59,585,554	(2,626,089)	108,552	57,068,017	1,962,338	59,030,355

Net loss	-	(1,593,489)	(16,095)	-	(1,609,584)	(245,929)	(1,855,513)
Currency translation adjustments	-	-	-	147,805	147,805	-	147,805
Investment by noncontrolling interests	-	-	-	-	-	5,127,582	5,127,582
Cash distributions	-	-	-	-	-	(467,397)	(467,397)
Balance, September 30, 2013 (unaudited)	362,656	$57,992,065	$(2,642,184)	$256,357	$55,606,238	$6,376,594	$61,982,832

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,115,905)	$3,925,215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(344,633)	(693,587)
Rental income paid directly to lenders by lessees	-	(1,204,110)
(Income) loss from investment in joint ventures	(548,690)	11,088
Depreciation	1,600,564	2,520,256
Impairment loss	-	697,715
Credit loss reserve	2,323,655	-
Interest expense paid directly to lenders by lessees	-	219,296
Interest expense from amortization of debt financing costs	-	11,047
Gain on debt extinguishment	-	(2,052,960)
Remarketing expense	913,891	-
Gain on derivative financial instruments	(15,071)	(75,922)
Deferred tax benefit	1,415,947	(355,167)
Paid-in-kind interest income	(102,632)	-
Loss on disposition of assets of foreign investment	610,732	-
Changes in operating assets and liabilities:
Collection of finance leases	930,070	3,039,461
Other assets	53,663	(525,529)
Accrued expenses and other liabilities	186,484	(9,820)
Due from Manager and affiliates	(11,801)	(79,794)
Distributions from joint ventures	-	(37,053)
Income tax receivable	(1,525,563)	-
Net cash provided by operating activities	4,370,711	5,390,136
Cash flows from investing activities:
Investment in note receivable	(3,201,000)	(1,075,909)
Purchase of equipment	(17,085,838)	-
Proceeds from sales of leased equipment	5,094,877	6,885,831
Principal received on notes receivable	4,386,746	2,540,211
Principal received on mortgage note receivable	16,970,813	-
Investment in joint venture	(11,101,155)	-
Distributions received from joint ventures in excess of profits	1,508	948,546
Net cash (used in) provided by investing activities	(4,934,049)	9,298,679
Cash flows from financing activities:
Proceeds from revolving line of credit, recourse	-	5,000,000
Repayment of revolving line of credit, recourse	-	(5,000,000)
Repayment of long-term debt	-	(7,825,930)
Cash distributions to members	-	(6,105,318)
Investment by noncontrolling interests	4,978,027	-
Distributions to noncontrolling interests	(1,136,545)	(1,003,720)
Net cash provided by (used in) financing activities	3,841,482	(14,934,968)
Effects of exchange rates on cash and cash equivalents	6,347	(3,705)
Net increase (decrease) in cash and cash equivalents	3,284,491	(249,858)
Cash and cash equivalents, beginning of period	6,963,672	6,824,356
Cash and cash equivalents, end of period	$10,248,163	$6,574,498

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for interest	$-	$9,278
Supplemental disclosure of cash flow information:
Principal and interest on long-term debt paid directly to lenders by lessees	$-	$1,204,110
Equipment purchased with remarketing liability	$181,890	$-
Acquisition fee paid by noncontrolling interest	$149,555	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The LLC is required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on the consolidated financial statements.

(2)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	September 30,	December 31,
	2013	2012
Principal outstanding	$17,606,599	$18,590,713
Deferred fees	(140,262)	(69,193)
Net investment in notes receivable	17,466,337	18,521,520
Less: current portion of net investment in notes receivable	9,274,543	6,492,866
Net investment in notes receivable, less current portion	$8,191,794	$12,028,654

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

(4)  Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2013	2012
Minimum rents receivable	$2,819,333	$7,207,689
Estimated residual values	1,350,810	3,092,377
Initial direct costs	-	30,089
Unearned income	(482,917)	(1,047,462)
Credit loss reserve	(2,323,655)	-
Net investment in finance leases	1,363,571	9,282,693
Less: current portion of net investment in finance leases	1,363,571	5,370,040
Net investment in finance leases, less current portion	$-	$3,912,653

On March 8, 2013, Teal Jones satisfied its obligations in connection with the lease financing arrangement by making a prepayment of approximately $5,148,000.

On April 8, 2013, Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”) filed for “Redressement Judiciaire”, a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. During the quarter ended September 30, 2013, the LLC was notified by the French bankruptcy court of the court’s intention to liquidate the companies. The Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of approximately $2,324,000 was required.  Finance income recognized on the impaired lease was approximately $125,000 for the three months ended September 30, 2013.

(5)  Leased Equipment at Cost

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2013	2012
Mining equipment	$17,417,283	$-
Manufacturing equipment	12,971,831	12,971,831
Leased equipment at cost	30,389,114	12,971,831
Less: accumulated depreciation	8,773,880	7,173,316
Leased equipment at cost, less accumulated depreciation	$21,615,234	$5,798,515

Depreciation expense was $804,020 and $398,271 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $1,600,564 and $2,520,256  for the nine months ended September 30, 2013 and 2012, respectively.

On August 5, 2013, the LLC purchased mining equipment for approximately $1,979,000.  The equipment is subject to a 36 month lease with Murray Energy Corporation (“Murray”) and its affiliate, which expires on August 31, 2016.

On September 12, 2013, the LLC, through a joint venture owned 67% by the LLC and 33% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, purchased mining equipment for approximately $15,107,000.  The equipment is subject to a 24 month lease with Murray and certain of its affiliates, which expires on September 30, 2015.

The LLC has a remarketing agreement associated with its lease with Pliant Corporation (“Pliant”).  On October 7, 2013, the equipment on lease to Pliant was sold for $7,000,000.  As a result, the LLC increased its remarketing liability at September 30, 2013 to approximately $1,587,000 by recording additional remarketing expense of approximately $914,000 during the three months ended September 30, 2013.

(6)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by the LLC, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by the Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. The LLC’s contribution to the joint venture was approximately $11,101,000.

The results of operations of the joint venture are summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenue	$895,272	$1,335,011
Net income	$887,864	$1,321,616
LLC’s share of net income	$371,659	$553,294

(7)  Revolving Line of Credit, Recourse

On May 10, 2011, the LLC entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the LLC’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of future receivables under certain loans and lease agreements in which the LLC has a beneficial interest.

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

September 30, 2013

(unaudited)

interest rate floor of 4.0% per year. In addition, the LLC is obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

At September 30, 2013, the LLC was in compliance with all covenants, had no amounts available under the Facility pursuant to the borrowing base and had no obligations outstanding under the Facility.

(8)  Foreign Income Taxes

Certain of the LLC’s direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three months ended September 30, 2013, there was no income tax benefit or expense.  For the nine months ended September 30, 2013, the current income tax benefit was $1,525,563 and the deferred income tax expense was $(1,415,947). For the three and nine months ended September 30, 2012, the income tax expense was comprised of $(157,991) and $(480,304) in current taxes and a benefit of $104,551 and $309,668 in deferred taxes, respectively. The LLC’s Canadian subsidiaries, under the laws of Canada, are subject to income tax examination for the 2007 through 2012 periods.  The LLC had not identified any material uncertain tax positions as of September 30, 2013.

As of September 30, 2013, the LLC had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance lease during the three months ended March 31, 2013. The LLC also had a deferred tax asset of approximately $2,600,000 made up of further unused tax losses that the LLC does not expect to be able to realize, and for which a full valuation allowance was therefore recorded as of September 30, 2013.

(9)  Transactions with Related Parties

The LLC did not pay any distributions to the Manager for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012.  During the nine months ended September 30, 2012, the LLC paid distributions to the Manager of $61,054. Additionally, the Manager’s interest in the net loss attributable to the LLC was $16,095 and $11,589 for the three and nine months ended September 30, 2013, respectively. The Manager’s interest in the net income attributable to the LLC was $9,300 and $34,920 for the three and nine months ended September 30, 2012, respectively.

During the three and nine months ended September 30, 2013, the Manager suspended the collection of management fees of approximately $140,000 and $922,000, respectively. The Manager suspended the collection of management fees in the amounts of approximately $152,000 and $511,000 during three and nine months ended September 30, 2012, respectively.

During the three and nine months ended September 30, 2013, the Manager suspended the collection of administrative expense reimbursements of approximately $110,000 and $435,000, respectively. During the three and nine months ended September 30, 2012, the Manager suspended the collection of administrative expense reimbursements of approximately $157,000 and $258,000, respectively.

During the three and nine months ended September 30, 2013, the Manager suspended the collection of acquisition fees of approximately $363,000 and $1,350,000, respectively.  During the three and nine months ended September 30, 2012, the Manager suspended the collection of acquisition fees of approximately $19,000 and $34,000, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Manager	Administrative expense
		reimbursements (1)	$-	$-	$-	$403,145

(1) Amount charged directly to operations.

At September 30, 2013 and December 31, 2012, the LLC had a net receivable of approximately $12,000 and $12,000, respectively, from the Manager and its affiliates primarily relating to certain proceeds collected by the Manager on the LLC’s behalf, which is included in other current assets on the consolidated balance sheets.

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

As of September 30, 2013 and December 31, 2012, the LLC had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the LLC considers the counterparty risk to be remote.

Non-designated Derivatives

 As of September 30, 2013 and December 31, 2012, the LLC holds warrants that are held for purposes other than hedging. All changes in the fair value of the warrants not designated as a hedge are recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	Asset Derivatives
		September 30,	December 31,
		2013	2012
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$85,946	$70,875

Designated Derivatives

The LLC has no designated derivatives during the nine months ended September 30, 2013. In 2012, the LLC had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge, which expired on April 11, 2012. For this derivative, the LLC recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the nine months ended September 30, 2012, the LLC recorded $(75,922) of hedge ineffectiveness in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2012:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income	Income
		Amount of	Location of	Amount of	on Derivatives	on Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized	Reclassified	Reclassified from	Portion and	Portion and
	Derivatives	in AOCI on	from AOCI	AOCI into	Amounts	Amounts
	Designated as	Derivatives	into Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
Nine Months Ended September 30, 2012	Interest rate swap	$(4,297)	Interest expense	$(148,628)	Loss (gain) on derivative financial instruments	$75,922

(11)  Accumulated Other Comprehensive Income (Loss)

AOCI, which related to accumulated unrealized gains (losses) on currency translation adjustments, was $256,357 and $(422,976) at September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the LLC reclassified approximately $611,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of assets of foreign investment within the consolidated statements of comprehensive (loss) income.

(12)  Fair Value Measurements

Assets carried at fair value are classified and disclosed in one of the following three categories:

•      Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

•      Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•      Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Financial Assets Measured on a Recurring Basis

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s financial assets measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$85,946	$85,946

The following table summarizes the valuation of the LLC’s financial assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$70,875	$70,875

As of September 30, 2013 and December 31, 2012, the LLC’s warrants were valued using the Black-Scholes-Merton pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of the LLC’s warrants at September 30, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive (loss) income.

Assets Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements.  The LLC’s non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of the LLC’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of the LLC’s material financial assets measured at fair value on a nonrecurring basis as of September 30, 2013:

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2013	Level 1	Level 2	Level 3	September 30, 2013
Net investment in finance lease	$1,363,571	$-	$-	$1,363,571	$2,323,655

The LLC’s collateral dependent finance lease was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. The LLC utilized a market approach based on an independent third party

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

appraisal for fair value measurements of the collateral underlying the finance lease adjusted by the Investment Manager to reflect the age and location of such collateral.

Assets for which Fair Value is Disclosed

Certain of the LLC’s financial assets, which include fixed-rate notes receivable, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the LLC uses projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of the LLC’s other assets is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the LLC’s fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on the fixed-rate notes receivable was discounted at rates ranging between 12.75% and 15% per year.

	September 30, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$17,606,599	$17,738,599

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities that granted dismissal of the ICON EAR entities’ claims to the proceeds resulting from the sale of certain EAR equipment. The ICON EAR entities appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court.  At this time, the LLC is unable to predict the outcome of this action.

The LLC has entered into remarketing agreements with third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. Excluding the remarketing obligation related to Pliant, the present value of the obligations included within accrued expenses and other liabilities on the consolidated balance sheets related to these agreements was approximately $182,000 at September 30, 2013.

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

Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by Fund Fifteen purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our contribution to the joint venture was approximately $11,101,000.

Net Investment in Finance Leases and Mortgage Note Receivable

On March 8, 2013, Teal Jones satisfied its obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,698,000.

Leased Equipment at Cost

On August 5, 2013, we purchased mining equipment for approximately $1,979,000.  The equipment is subject to a 36 month lease with Murray and its affiliate, which expires on August 31, 2016.

On September 12, 2013, we, through a joint venture owned 67% by us and 33% by Fund Twelve, purchased mining equipment for approximately $15,107,000.  The equipment is subject to a 24 month lease with Murray and certain of its affiliates, which expires on September 30, 2015.

We have a remarketing agreement associated with our lease with Pliant.  On October 7, 2013, the equipment on lease to Pliant was sold for $7,000,000.  As a result, we increased our remarketing liability at September 30, 2013 to approximately $1,587,000 by recording additional remarketing expense of approximately $914,000 during the three months ended September 30, 2013.

Credit Loss Reserve

On April 8, 2013, HSA and Heuliez filed for “Redressement Judiciaire”, a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. During the quarter ended September 30, 2013, we were notified by the French bankruptcy court of the court’s intention to liquidate the companies. Our Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of approximately $2,324,000 was required.

Acquisition Fees

During the three and nine months ended September 30, 2013, our Manager suspended the collection of acquisition fees of approximately $363,000 and $1,350,000, respectively.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$8,851,217	47%	$13,197,463	30%
Seismic imaging equipment	5,399,053	29%	5,324,057	12%
Telecommunications equipment	3,216,067	17%	-	-
Auto parts manufacturing equipment	1,363,571	7%	4,157,727	9%
Lumber processing equipment	-	-	22,172,888	49%
	$18,829,908	100%	$44,852,135	100%

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

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
ZIM Integrated Shipping Services Ltd.	Marine - container vessels(1)	46%	34%
SAExploration, Inc.	Seismic imaging equipment	25%	-
Heuliez S.A.	Auto parts manufacturing equipment	15%	8%
NTS Communications, Inc.	Telecommunications equipment	14%	-
Teal Jones	Lumber processing equipment	-	54%
		100%	96%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.

Finance income from our net investment in notes receivable, net investment in mortgage note receivable and net investment in finance leases are included in finance income in our consolidated statements of comprehensive (loss) income.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$17,011,534	79%	$-	-
Plastic processing and printing equipment	4,603,700	21%	5,798,515	100%
	$21,615,234	100%	$5,798,515	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Pliant Corporation	Plastic processing and printing equipment	59%	100%
Murray Energy Corporation	Mining equipment	41%	-
		100%	100%

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

Revenue and other income for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
Finance income	$809,322	$1,671,836	$(862,514)
Rental income	1,253,515	743,232	510,283
Income (loss) from investment in joint ventures	367,608	(351,470)	719,078
Total revenue and other income	$2,430,445	$2,063,598	$366,847

Total revenue and other income for the 2013 Quarter increased $366,847, or 17.8%, as compared to the 2012 Quarter. The increase in income from investment in joint ventures was primarily due to our investment in a new joint venture during the second quarter of 2013 and the loss recorded from the sale of automotive manufacturing equipment by one of our joint ventures during the 2012 Quarter, without any comparable loss during the 2013 Quarter.  The increase in rental income was due to two new operating leases we entered into during the 2013 Quarter.  These increases were partially offset by the decrease in finance income as a result of Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
General and administrative	$213,923	$518,971	$(305,048)
Depreciation	804,020	398,271	405,749
Credit loss reserve	2,323,655	-	2,323,655
Interest	24,681	21,441	3,240
Remarketing expense	913,891	-	913,891
Loss on derivative financial instruments	5,788	-	5,788
Total expenses	$4,285,958	$938,683	$3,347,275

Total expenses for the 2013 Quarter increased $3,347,275, or 356.6%, as compared to the 2012 Quarter. The increase in total expenses was primarily due to the credit loss reserve recorded in connection with HSA and Heuliez during the 2013 Quarter.  The remarketing expense was related to the sale of equipment under lease with Pliant.  The increase in depreciation was due to two new operating leases we entered into during the 2013 Quarter.  These increases were partially offset by a decrease in general and administrative expense primarily related to withholdings taxes in connection with interest and dividends received from Teal Jones during the 2012 Quarter, without any comparable expense during the 2013 Quarter.

Income Tax (Expense) Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the 2013 Quarter, there was no income tax expense or benefit. For the 2012 Quarter, the income tax expense was comprised of $157,991 in current taxes and a benefit of $104,551 in deferred taxes. The decrease in income tax expense and benefit was due to Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2013 Quarter and the 2012  Quarter was $(1,609,584) and $929,998, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2013 Quarter and the 2012  Quarter was $(4.39) and $2.54, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
ZIM Integrated Shipping Services Ltd.	Marine - container vessels(1)	43%	35%
Teal Jones	Lumber processing equipment	19%	55%
SAExploration, Inc.	Seismic imaging equipment	19%	-
Heuliez S.A.	Auto parts manufacturing equipment	14%	9%
		95%	99%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of comprehensive (loss) income.

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

Operating Lease Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
Pliant Corporation	Plastic processing and printing equipment	81%	64%
Murray Energy Corporation	Mining equipment	19%	-
Teekay Corporation	Marine - product tankers	-	36%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2013 Period and the 2012 Period is summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Finance income	$2,965,288	$5,044,150	$(2,078,862)
Rental income	2,739,977	3,491,428	(751,451)
Income (loss) from investment in joint ventures	548,690	(11,088)	559,778
Gain on extinguishment of debt	-	2,052,960	(2,052,960)
Litigation settlement	-	171,100	(171,100)
Total revenue and other income	$6,253,955	$10,748,550	$(4,494,595)

Total revenue and other income for the 2013 Period decreased $4,494,595, or 41.8%, as compared to the 2012 Period. The decrease in finance income was due to Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.  The gain on extinguishment of debt and the decrease in rental income were related to the sale of the Senang Spirit during the 2012 Period.  These decreases were partially offset by the increase in income from our investment in a new joint venture during the 2013 Period.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Administrative expense reimbursements	$-	$403,145	$(403,145)
General and administrative	1,827,068	1,766,781	60,287
Vessel operating expense	-	1,047,506	(1,047,506)
Depreciation	1,600,564	2,520,256	(919,692)
Impairment loss	-	697,715	(697,715)
Credit loss reserve	2,323,655	-	2,323,655
Interest	218,637	293,218	(74,581)
Remarketing expense	913,891	-	913,891
Gain on derivative financial instruments	(15,071)	(75,922)	60,851
Loss on disposition of assets of foreign investment	610,732	-	610,732
Total expenses	$7,479,476	$6,652,699	$826,777

Total expenses for the 2013 Period increased $826,777, or 12.4%, as compared to the 2012 Period. The credit loss reserve was recorded in connection with HSA and Heuliez during the 2013 Period.  The remarketing expense was related to the sale of equipment under lease with Pliant.  The loss on disposition of assets on a foreign investment was in connection with the Teal Jones prepayment during the 2013 Period.  These increases were partially offset by decreases in vessel operating expense, depreciation, and impairment loss, all as a result of the sale of the Senang Spirit during the 2012 Period, and the decrease in administrative expense reimbursements due to our Manager’s suspended collection thereof during the 2012 Period.

Income Tax (Expense) Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For the 2013 Period, the current income tax benefit was $1,525,563 and the deferred income tax expense was $1,415,947. For the 2012 Period, the income tax expense was comprised of an expense of $480,304 in current taxes and a benefit of $309,668 in deferred taxes. The increase in deferred income tax expense was related to the accumulation of (i) net operating losses that are currently expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable. The increase in the current income tax benefit related to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance leases during the three months ended March 31, 2013.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2013 Period and the 2012 Period was $(1,159,037) and $3,492,069, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2013 Period and the 2012 Period was $(3.16) and $9.53, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $4,797,923, from $59,460,737 at December 31, 2012 to $64,258,660 at September 30, 2013.   The increase was primarily due to cash receipts from finance income, a contribution by a noncontrolling interest and income from our investment in a new joint venture, partially offset by distributions to noncontrolling interests.

Current Assets

Current assets decreased $14,920,470, from $37,496,323 at December 31, 2012 to $22,575,853 at September 30, 2013.  The decrease was primarily due to investing in a joint venture and a note receivable, and the credit loss reserve in connection with HSA and Heuliez during the 2013 Period, partially offset by an increase in the current portion of the net investment in notes receivable resulting from a scheduled change in note payments.

Total Liabilities

Total liabilities increased $1,243,458, from $1,032,370 at December 31, 2012 to $2,275,828 at September 30, 2013.  The increase was primarily due to the increase in remarketing liability related to Pliant.

Equity

Equity increased $3,554,465, from $58,428,367 at December 31, 2012 to $61,982,832 at September 30, 2013.  The increase was primarily due to a contribution by a noncontrolling interest, partially offset by distributions to noncontrolling interests and the net loss for the 2013 Period.

Liquidity and Capital Resources

Summary

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $10,248,163 and $6,963,672, respectively.  During the nine months ended September 30, 2013, our main sources of cash have been from (i) principal received on the mortgage note receivable and notes receivable, (ii) investments by noncontrolling interests, (iii) proceeds from sales of leased equipment and (iv) collections on finance leases.  During the nine months ended September 30, 2013, our main uses of cash have been in (i) the purchase of equipment, (ii) an investment in a joint venture, (iii) an investment in a note receivable and (iv) distributions to our noncontrolling interests.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We currently have adequate cash balances and generate a sufficient amount of cash flow from operations to meet our short-term working capital requirements.  We expect to generate sufficient cash flows from operations to sustain our working capital requirements in the foreseeable future. In the event that our working capital is not adequate to fund our short-term liquidity needs, we could borrow under our Facility.  However, at September 30, 2013, we had no amounts available under the Facility pursuant to the borrowing base. For additional information, see Note 7 to our consolidated financial statements.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2013, the cash reserve was $1,825,993.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,019,425, from $5,390,136 in the 2012 Period to $4,370,711 in the 2013 Period.  The decrease was primarily a result of reduced collections on finance leases due to the sale of assets previously on lease to Teal Jones.  The decrease was partially offset by an increase in interest collected from our notes receivable which we entered into subsequent to the 2012 Period.

Investing Activities

Cash provided by investing activities decreased $14,232,728, from a source of cash of $9,298,679 in the 2012 Period to a use of cash of $4,934,049 in the 2013 Period.  This decrease was primarily due to the purchase of mining equipment, the investment in a new joint venture, an increase in our investment in notes receivable and a decrease in proceeds received from the sale of leased equipment. This decrease was partially offset by the proceeds we received from the prepayment of the mortgage note receivable by Teal Jones and an increase in principal received on our notes receivable.

 Financing Activities

Cash provided by financing activities increased $18,776,450, from a use of cash of $14,934,968 in the 2012 Period to a source of cash of $3,841,482  in the 2013 Period.  This increase  was primarily due to the repayment of long-term debt and cash distributions to our members in the 2012 Period, partially offset by the investment by a noncontrolling interest during the 2013 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2013 Period, we paid distributions to our Manager, additional members and noncontrolling interests of $0, $0 and $1,136,545, respectively.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities that granted dismissal of the ICON EAR entities’ claims to the proceeds resulting from the sale of certain EAR equipment. The ICON EAR entities appealed this decision. On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court.  At this time, we are unable to predict the outcome of this action.

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  Excluding the remarketing obligation related to Pliant, the present value of the obligations related to these agreements was approximately $182,000 at September 30, 2013.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2013.

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

November 14, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)