Form 10-K
period 2013-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2014-03-20
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the shares of limited liability company interests of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 17, 2014 is 362,656.

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

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we enter into pursuant to the terms of our amended and restated limited liability company agreement (the “LLC Agreement”).

We are currently in our operating period, which will end on April 30, 2014 after having been extended for two years.  On May 1, 2014, we will commence our liquidation period, which we expect to continue for approximately one year.  Our offering period began in April 2005 and ended in April 2007.  We initially offered shares of limited liability company interests (“Shares”) with the intention of raising up to $200,000,000 of capital.  On March 8, 2006, we commenced a consent solicitation of our members to amend and restate our LLC Agreement in order to increase the maximum offering amount from up to $200,000,000 to up to $375,000,000.  The consent solicitation was completed on April 21, 2006 with the requisite consents received from our members.  We filed a new registration statement (the “New Registration Statement”) to register up to an additional $175,000,000 of Shares with the Securities and Exchange Commission (the “SEC”) on May 2, 2006.  The New Registration Statement was declared effective by the SEC on July 3, 2006, and we commenced the offering of the additional 175,000 Shares thereafter.

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993.  Through December 31, 2013, we repurchased 2,543 Shares, bringing the total number of outstanding Shares to 362,656.  During the period from May 6, 2005 through December 31, 2007, we paid the following commissions and fees in connection with the offering of Shares:  (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expenses to our Manager, and (iii) $7,304,473 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., our dealer-manager in the offering and an affiliate of our Manager.

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

We divide the life of the LLC into three distinct phases:

(1)           Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)           Operating Period: After the close of the offering period on April 21, 2007, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. The operating period will end on April 30, 2014.

(3)           Liquidation Period: On May 1, 2014, we will commence our liquidation period, during which we will sell our assets in the ordinary course of business.  We expect our liquidation period to continue for approximately one year.

At December 31, 2013 and 2012, we had total assets of $62,665,014 and $59,460,737, respectively.  For the year ended December 31, 2013, three lessees and three borrowers accounted for approximately 87.9% of our total rental and finance income of $8,449,570.  We had a net loss attributable to us for the year ended December 31, 2013 of $(4,135,610).  For the year ended December 31, 2012, three lessees and two borrowers accounted for approximately 91.8% of our total rental and finance income of $11,091,339.  We had net income attributable to us for the year ended December 31, 2012 of $5,335,410.

At December 31, 2013, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Manufacturing Equipment

•               Auto parts manufacturing equipment, which was purchased from and leased back to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”).

Mining Equipment

•               Mining equipment that is subject to lease with Murray Energy Corporation (“Murray”) and its affiliate.  The lease expires in August 2016.

•               A 67% ownership interest in mining equipment that is subject to lease with Murray and certain of its affiliates.  The lease expires in September 2015.

Notes Receivable

•               Two notes receivable with ZIM Integrated Shipping Services Ltd. (“ZIM”) that mature in September 2014.

•               A term loan to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”), secured by seismic testing equipment, that matures in November 2016.

•               A term loan to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”), secured by all of the equipment and assets of NTS, that matures in July 2017.

•               A 39% ownership interest in a portion of a subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”). The subordinated credit facility is secured by a second priority security interest on all of JAC’s assets, which matures in January 2021.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2013 and 2012, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares.  It is unlikely that any such market will develop.

Title of Class	Number of Members as of March 17, 2014
Manager (as a member)	1
Additional members	8,905

We, at our Manager’s discretion, made monthly distributions to each of our members beginning the first month after each such member was admitted through May 2012. We have not made and do not expect to make any distributions during our extended operating period. During our liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments. We paid distributions to additional members totaling $0 and $6,044,264 for the years ended December 31, 2013 and 2012, respectively. Additionally, we paid our Manager distributions of $0 and $61,054 for the years ended December 31, 2013 and 2012, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $149.22 per Share as of December 31, 2013. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases, and operating leases as determined by the most recent third-party appraisals we have obtained for certain assets (ii) the fair market value of our equipment held for sale, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only. The appraisals that we obtained and the methodology utilized by our Manager in estimating our per Share value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $149.22 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•         as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

•         that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•         that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $149.22 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions.  Please refer to “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

We are currently in our operating period, which will end on April 30, 2014 after having been extended for two years. During our operating period, additional investments were made with the cash generated from our investments to the extent that the cash was not needed for expenses, reserves and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We will commence our liquidation period on May 1, 2014, which we expect to continue for approximately one year.

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

Our Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2014 due to factors such as the rate of employment expansion and greater certainty with respect to U.S. tax and budget policies.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2013 and 2012:

Aframax Product Tankers

On May 3, 2012, we sold the Senang Spirit for gross proceeds of approximately $7,173,000. As a result, we recorded an impairment charge of $697,715 during the year ended December 31, 2012.

On May 3, 2012, in connection with the sale of the Senang Spirit, we settled the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 during the year ended December 31, 2012.

Manufacturing Equipment

We invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned 45% by us and 55% by ICON Leasing Fund Twelve, LLC, an entity also managed by our Manager (“Fund Twelve”). ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities”.  All of the equipment was leased to Equipment Acquisition Resources, Inc. (“EAR”). As additional security for the purchases and leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the ICON EAR entities. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

On June 7, 2010, the ICON EAR entities received judgments in the New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations. The ICON EAR entities have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

On June 20, 2011, the ICON EAR entities filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against the auditors of EAR alleging malpractice and negligent misrepresentation.  On May 3, 2012, the case was settled in the ICON EAR entities’ favor for $590,000, of which our portion was approximately $360,000.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to ICON EAR.  The complaint also sought the recovery of payments made by EAR to ICON EAR during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code.  Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that ICON EAR received as security in connection with its investment.  Our Manager filed an answer to the complaint, which included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action.  At this time, we are unable to predict the outcome of this action or loss therefrom.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at December 31, 2013 and 2012 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At

December 31, 2013 and 2012, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 6.33% ownership interest in ICON MW, LLC, our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW, LLC recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000.  In February 2013, we commenced an action against such guarantor, which is currently pending.

On April 8, 2013, HSA and Heuliez filed for “Redressement Judiciaire”, a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code.  During the quarter ended September 30, 2013, we were notified by the French bankruptcy court of the court’s intention to liquidate the companies.  Our Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of approximately €1,738,846 ($2,324,000) was required.

On October 31, 2013, our finance lease with HSA and Heuliez was terminated.  Effective as of November 1, 2013, we leased our auto parts manufacturing equipment to a third party who purchased most of Heuliez’s other real estate and movable assets pursuant to the bankruptcy proceeding for an amount of €2,000 per month. The lease is for a renewable 3 month period, may be terminated by either party and automatically terminates upon our sale of the auto parts manufacturing equipment. We expect to sell such assets and have engaged a third party to actively locate a buyer. As of December 31, 2013, the auto parts manufacturing equipment is included in the consolidated balance sheet as assets held for sale.

On October 7, 2013, we, upon the expiration of the lease with Pliant Corporation (“Pliant”), sold the plastic processing and printing equipment previously on lease to Pliant for $7,000,000. As a result of the sale, we recognized a gain on sale of assets of approximately $2,400,000.  Additionally, we had a remarketing agreement associated with our lease with Pliant.  As a result of the sale, our remarketing liability increased to approximately $1,587,000 due to recording an additional remarketing expense of approximately $914,000 during the year ended December 31, 2013. Subsequent to the sale, the remarketing liability was satisfied.

Lumber processing equipment

On March 8, 2013, the Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfied their obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,698,000. In connection with the prepayment, we recorded a net loss of approximately $611,000 related to the release of the accumulation of currency translation adjustments.

Mining Equipment

On August 5, 2013, we purchased mining equipment for approximately $1,979,000.  The equipment is subject to a 36 month lease with Murray and its affiliate.  The lease expires on August 31, 2016.

On September 12, 2013, a joint venture owned by us, Fund Twelve and ICON ECI Fund Sixteen, an entity also managed by our Manager (“Fund Sixteen”), purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24 month lease with Murray, which expires on September 30, 2015. On December 1, 2013, Fund Sixteen contributed capital of $933,678 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 67.0% by us, 26.4% by Fund Twelve and 6.6% by Fund Sixteen. On February 1, 2014, Fund Sixteen contributed additional capital of $1,725,517 to the joint venture, inclusive of acquisition fees, resulting in a further reallocation of the percentage ownership interests in the joint venture to 67.0% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

Notes Receivable

On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with certain notes receivable by making a prepayment of $1,015,000. No material gain or loss resulted from the prepayment.

Between May and October of 2012, subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) borrowed approximately $1,139,000 in connection with a secured capital expenditure loan (the “CapEx Loan”).  The CapEx Loan bore interest at 17% per year and was expected to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan.  On November 15, 2012, Revstone satisfied its obligations in connection with the CapEx Loan by making a prepayment of approximately $1,208,000, which included a prepayment fee of approximately $57,000, which was recognized as additional finance income.

On November 28, 2012, we made a secured term loan in the amount of $5,400,000 to SAE.  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest in all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $41,000.

On February 12, 2013, we made available a secured term loan in the amount of $3,300,000 to NTS as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $935,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility.  The loan bears interest at 12.75% per year and matures on July 1, 2017.  The loan is secured by a first priority security interest in all of the equipment and assets of NTS.

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve, and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Manager (“Fund Fifteen”), purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered.  The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500.  The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021.  The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant, and machinery associated with a condensate splitter and aromatics complex.  Our initial contribution to the joint venture was approximately $11,101,000.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02,  Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component on the respective line items of net (loss) income. The adoption of ASU 2013-02 became effective for us on January 1, 2013 and did not have a material effect on the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We are required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on the consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, deferred tax valuation allowances, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve;

•               Derivative financial instruments; and

•               Valuation allowance on deferred tax assets or liabilities.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive (loss) income in the period the determination is made.

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive (loss) income using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive (loss) income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally finance leases and notes receivable, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Manager  deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

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

We account for all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive loss, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Valuation allowance on deferred tax assets or liabilities

Some of our wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, we use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations for the Years Ended December 31, 2013 (“2013”) and 2012 (“2012”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2013		2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$6,740,685	44%	$13,197,463	30%
Seismic imaging equipment	5,386,064	35%	5,324,057	12%
Telecommunications Equipment	3,223,480	21%	-	-
Auto parts manufacturing equipment	-	-	4,157,727	9%
Lumber processing equipment	-	-	22,172,888	49%
	$15,350,229	100%	$44,852,135	100%

(1) Subsequent to the sale of the Marine-container vessels in 2011, the remaining note receivable is unsecured.

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable, net investment in finance leases and mortgage note receivable, which are included in our consolidated balance sheets.

During 2013 and 2012, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013	2012
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	43%	32%
SAExploration Inc.	Seismic imaging equipment	21%	1%
Teal Jones	Lumber processing equipment	15%	54%
Heuliez S.A.	Auto parts manufacturing equipment	12%	8%
		91%	95%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of comprehensive (loss) income.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets and finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2013		2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$15,325,821	100%	$-	-
Plastic processing and printing equipment	-	-	5,798,515	100%
	$15,325,821	100%	$5,798,515	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2013 and 2012, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013	2012
Murray Energy Corporation	Mining equipment	54%	-
Pliant Corporation	Plastic processing and printing equipment	46%	70%
Teekay Corporation	Marine - product tanker	-	30%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets and rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Finance income	$3,632,858	$6,856,680	$(3,223,822)
Rental income	4,816,712	4,234,659	582,053
Income from investment in joint ventures	916,884	14,310	902,574
Gain on sale of assets, net	2,396,300	-	2,396,300
Gain on extinguishment of debt	-	2,052,960	(2,052,960)
Litigation settlement	-	171,100	(171,100)
Total revenue and other income	$11,762,754	$13,329,709	$(1,566,955)

Total revenue and other income for 2013 decreased $1,566,955, or 11.8%, as compared to 2012. The decrease in finance income was a result of Teal Jones satisfying its obligations during 2013 in connection with the mortgage note receivable and lease financing arrangement. The decrease in gain on extinguishment of debt was due to the settlement of debt related to the sale of the Senang Spirit during 2012.  The decrease was primarily offset by a gain on sale of assets related to the sale of equipment previously on lease to Pliant.  The increase in income from investment in joint ventures was primarily due to our investment in a new joint venture during 2013.

Expenses for 2013 and 2012 are summarized as follows:

Years Ended December 31,
2013		2012	Change
Administrative expense reimbursements	$-	$403,145	$(403,145)
General and administrative	2,737,823	2,092,315	645,508
Vessel operating expense	-	1,047,506	(1,047,506)
Depreciation	3,286,277	2,918,528	367,749
Impairment loss	-	697,715	(697,715)
Credit loss reserve	2,323,655	-	2,323,655
Loss on litigation	4,700,000	-	4,700,000
Interest	226,785	167,688	59,097
Remarketing expense	913,891	-	913,891
Gain on derivative financial instruments	(9,824)	(75,922)	66,098
Loss on disposition of assets of foreign investment	610,732	-	610,732
Total expenses	$14,789,339	$7,250,975	$7,538,364

Total expenses for 2013 increased $7,538,364, or 104.0%, as compared to 2012.  The increase in total expenses was primarily due to the (i) loss on litigation as a result of the ZIM arbitration ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below), (ii) credit loss reserve recorded in connection with HSA and Heuliez, (iii) additional remarketing expense incurred in connection with the sale of equipment previously on lease to Pliant, (iv) increase in general and administrative expenses due to various legal fees incurred and (v) loss on disposition of assets of foreign investment in connection with the prepayment by Teal Jones, all of which occurred during 2013.  The increase was partially offset by decreases in vessel operating expense and impairment loss, both as a result of the sale of the Senang Spirit during 2012, and the decrease in administrative expense reimbursements due to our Manager’s waiver of such reimbursements.

Income Tax Benefit (Expense)

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For 2013, the current income tax benefit was $1,525,563 and the deferred income tax expense was $1,415,947. For 2012, the current income tax expense was $650,011 and the deferred income tax expense was $484,504. The increase in income tax benefit was due to Teal Jones satisfying its obligations during the quarter ended March 31, 2013 in connection with the mortgage note receivable and lease financing arrangement.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for 2013 increased $640,824, or 111%, as compared to 2012, primarily due to a new operating lease related to mining equipment held through a joint venture in 2013.

Other Comprehensive Income

Other comprehensive income for 2013 increased $469,802, or 201.5%, as compared to 2012, primarily due to the release of the accumulation of currency translation adjustments in connection with the Teal Jones prepayment on the mortgage note receivable and lease financing arrangement.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for 2013 and 2012 was $(4,135,610) and $5,335,410, respectively.  Net (loss) income attributable to us per weighted average additional Share outstanding for 2013 and 2012 was $(11.29) and $14.56, respectively.

Financial Condition

This section discusses the major balance sheet variances at 2013 compared to 2012.

Total Assets

Total assets increased $3,204,277, from $59,460,737 at December 31, 2012 to $62,665,014 at December 31, 2013.  The increase was primarily due to cash receipts from finance income, contributions by noncontrolling interests and income from our investment in a new joint venture, partially offset by distributions to noncontrolling interests.

Current Assets

Current assets decreased $10,415,293, from $37,496,323 at December 31, 2012 to $27,081,030 at December 31, 2013.  The decrease in current assets was primarily due to investing in one new joint venture, two new operating leases and one new note receivable during 2013.  The decrease was also due to the reclassification of the current portion of net investment in finance lease, in connection with HSA and Heuliez, to assets held for sale subsequent to recording a credit loss reserve during 2013.

Total Liabilities

Total liabilities increased $4,508,485, from $1,032,370 at December 31, 2012 to $5,540,855 at December 31, 2013.  The increase was primarily due to the recording of a litigation liability as a result of the ZIM arbitration ruling and the net increase in remarketing liabilities due to new agreements entered into during 2013.

Equity

Equity decreased $1,304,208, from $58,428,367 at December 31, 2012 to $57,124,159 at December 31, 2013.  The decrease was primarily the result of our net loss in 2013 and distributions to noncontrolling interests, partially offset by contributions by noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2013 and 2012, we had cash and cash equivalents of $16,626,672 and $6,963,672, respectively.  During the year ended December 31, 2013, our main sources of cash were from (i) principal received on the mortgage note receivable and notes receivable, (ii) proceeds from sales of leased equipment, (iii) contributions by noncontrolling interests and (iv) collections on finance and operating leases.  During the year ended December 31, 2013, our main uses of cash were in (i) the purchase of equipment, (ii) an investment in a joint venture, (iii) an investment in a note receivable and (iv) distributions to our noncontrolling interests.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We had an agreement with CB&T for a revolving line of credit of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year.  In addition, we were obligated to pay a 0.5% fee on unused commitments under the Facility.  At December 31, 2013, we had $5,000,000 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs.  At December 31, 2013, there were no obligations outstanding under the Facility. On January 8, 2014, our Facility with CB&T was terminated.

We anticipate being able to meet our liquidity requirements into the foreseeable future through our expected results of our operations, as well as cash received from our investments at maturity.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2013, the cash reserve was $1,825,993.

As we previously indicated to our members, we have experienced liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012.  We extended our operating period two years and have not made any distributions during this extended operating period.  We will commence our liquidation period on May 1, 2014, which we expect to continue for approximately one year. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2013	2012
Net cash provided by (used in):

Operating activities	$4,677,380	$8,962,927
Investing activities	4,224,045	6,433,150
Financing activities	760,239	(15,269,538)
Effects of exchange rates on cash and cash equivalents	1,336	12,777
Net increase in cash and cash equivalents	$9,663,000	$139,316

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $4,285,547, from $8,962,927 in 2012 to $4,677,380 in 2013.  This decrease was primarily the result of reduced collections on finance leases due to the sale of assets previously on lease to Teal Jones and the termination of the lease with HSA and Heuliez.  In addition, we satisfied an additional remarketing liability during 2013 related to the sale of assets previously on lease to Pliant.  The decrease was partially offset by an increase in interest collected on our notes receivable entered into subsequent to 2012.

Investing Activities

Cash provided by investing activities decreased $2,209,105, from $6,433,150 in 2012 to $4,224,045 in 2013.  This decrease was the result of investing a greater portion of the principal received on our notes and mortgage receivable and the proceeds received from our sale of assets as compared to 2012.

Financing Activities

Cash flows from financing activities increased $16,029,777, from a use of cash of $15,269,538 in 2012 to a source of cash of $760,239 in 2013.  This increase was primarily due to the repayment of long-term debt and distributions to our members during 2012 with no corresponding use of cash during 2013. In addition, during 2013, contributions by noncontrolling interests were in excess of distributions to noncontrolling interests.

Financing and Borrowings

Long-Term Debt

On May 3, 2012, we used the proceeds from the sale of the Senang Spirit to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 during 2012.

We had no long-term debt obligations at December 31, 2013.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $5,000,000, which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2013, we had $5,000,000 available under the Facility.

The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

On April 10, 2012 and May 1, 2012, we borrowed $3,500,000 and $1,500,000, respectively, under the Facility.  On May 3, 2012, we made a repayment of $5,000,000, which represented the entire balance outstanding.  At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

On January 8, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of the termination.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  We paid distributions to our additional members of $0 and $6,044,264, respectively, for the years ended December 31, 2013 and 2012.  We paid distributions to our Manager of $0 and $61,054, respectively, for the years ended December 31, 2013 and 2012.  Additionally, we paid distributions to our noncontrolling interests of $4,217,788 and $1,338,290, respectively, for the years ended December 31, 2013 and 2012.  During our liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments.

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. In light of the arbitration panel’s ruling, we accrued approximately $4,700,000. We are in the process of appealing the arbitration panel’s ruling. Future events may change the approximate amount of the accrual.

On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at December 31, 2013 and 2012 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At December 31, 2013 and 2012, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $190,000 at December 31, 2013.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 19, 2014

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,626,672	$6,963,672
Current portion of net investment in notes receivable	7,340,974	6,492,866
Current portion of net investment in mortgage note receivable	-	17,047,922
Current portion of net investment in finance leases	-	5,370,040
Assets held for sale	1,551,590	117,145
Deferred tax asset, net	-	1,415,947
Income tax receivable	1,525,563	-
Other current assets	36,231	88,731
Total current assets	27,081,030	37,496,323
Non-current assets:
Net investment in notes receivable, less current portion	8,009,255	12,028,654
Net investment in finance leases, less current portion	-	3,912,653
Leased equipment at cost (less accumulated depreciation
of $2,091,462 and $7,173,316, respectively)	15,325,821	5,798,515
Investment in joint ventures	12,162,693	141,496
Other non-current assets	86,215	83,096
Total non-current assets	35,583,984	21,964,414
Total assets	$62,665,014	$59,460,737
Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$5,540,855	$1,032,370
Total liabilities	5,540,855	1,032,370

Commitments and contingencies (Note 17)

Equity:
Members' equity:
Additional members	55,045,259	59,139,513
Manager	(2,671,951)	(2,630,595)
Accumulated other comprehensive income (loss)	279,991	(422,976)
Total members' equity	52,653,299	56,085,942
Noncontrolling interests	4,470,860	2,342,425
Total equity	57,124,159	58,428,367
Total liabilities and equity	$62,665,014	$59,460,737

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2013	2012
Revenue and other income:
Finance income	$3,632,858	$6,856,680
Rental income	4,816,712	4,234,659
Income from investment in joint ventures	916,884	14,310
Gain on sale of assets, net	2,396,300	-
Gain on extinguishment of debt	-	2,052,960
Litigation settlement	-	171,100
Total revenue and other income	11,762,754	13,329,709
Expenses:
Administrative expense reimbursements	-	403,145
General and administrative	2,737,823	2,092,315
Vessel operating expense	-	1,047,506
Depreciation	3,286,277	2,918,528
Impairment loss	-	697,715
Credit loss reserve	2,323,655	-
Loss on litigation	4,700,000	-
Interest	226,785	167,688
Remarketing expense	913,891	-
Gain on derivative financial instruments	(9,824)	(75,922)
Loss on disposition of assets of foreign investment	610,732	-
Total expenses	14,789,339	7,250,975
(Loss) income before income taxes	(3,026,585)	6,078,734
Income tax benefit (expense)	109,616	(165,507)
Net (loss) income	(2,916,969)	5,913,227
Less: net income attributable to noncontrolling interests	1,218,641	577,817
Net (loss) income attributable to Fund Eleven	(4,135,610)	5,335,410

Other comprehensive income:
Change in fair value of derivative financial instruments	-	144,331
Currency translation adjustment during the period	92,235	88,834
Currency translation adjustment reclassified to net (loss) income	610,732	-
Total other comprehensive income	702,967	233,165
Comprehensive (loss) income	(2,214,002)	6,146,392
Less: comprehensive income attributable to noncontrolling interests	1,218,641	577,817
Comprehensive (loss) income attributable to Fund Eleven	$(3,432,643)	$5,568,575

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(4,094,254)	$5,282,056
Manager	(41,356)	53,354
	$(4,135,610)	$5,335,410
Weighted average number of additional shares of limited liability company
interests outstanding	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average additional share of
limited liability company interests outstanding	$(11.29)	$14.56

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2011	362,656	$59,901,721	$(2,622,895)	$(656,141)	$56,622,685	$3,102,898	$59,725,583

Net income	-	5,282,056	53,354	-	5,335,410	577,817	5,913,227
Change in fair value of derivative financial instruments	-	-	-	144,331	144,331	-	144,331

Currency translation adjustments	-	-	-	88,834	88,834	-	88,834
Distributions	-	(6,044,264)	(61,054)	-	(6,105,318)	(1,338,290)	(7,443,608)
Balance, December 31, 2012	362,656	59,139,513	(2,630,595)	(422,976)	56,085,942	2,342,425	58,428,367

Net (loss) income	-	(4,094,254)	(41,356)	-	(4,135,610)	1,218,641	(2,916,969)
Disposition of assets of foreign investment	-	-	-	610,732	610,732	-	610,732
Currency translation adjustments	-	-	-	92,235	92,235	-	92,235
Investment by noncontrolling interest	-	-	-	-	-	5,127,582	5,127,582
Distributions	-	-	-	-	-	(4,217,788)	(4,217,788)
Balance, December 31, 2013	362,656	$55,045,259	$(2,671,951)	$279,991	$52,653,299	$4,470,860	$57,124,159

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,916,969)	$5,913,227
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(536,474)	(2,012,220)
Rental income paid directly to lenders by lessees	-	(1,204,110)
Loss on litigation	4,700,000	-
Income from investment in joint ventures	(916,884)	(14,310)
Depreciation	3,286,277	2,918,528
Impairment loss	-	697,715
Credit loss reserve	2,323,655	-
Interest expense paid directly to lenders by lessees	-	219,296
Interest expense from amortization of debt financing costs	-	11,047
Gain on extinguishment of debt	-	(2,052,960)
Gain on sale of assets	(2,396,300)	-
Interest expense other	78,867	-
Gain on derivative financial instruments	(9,824)	(75,922)
Deferred tax provision (benefit)	1,415,947	(521,508)
Loss on disposition of assets of foreign investment	610,732	-
Changes in operating assets and liabilities:
Collection of finance leases	930,395	5,216,976
Other assets	35,258	247,556
Accrued expenses and other liabilities	(413,538)	(310,663)
Due from Manager and affiliates	11,801	(83,470)
Distributions from joint ventures	-	13,745
Income tax receivable	(1,525,563)	-
Net cash provided by operating activities	4,677,380	8,962,927
Cash flow from investing activities:
Investment in notes receivable	(3,162,271)	(6,416,925)
Purchase of equipment	(17,085,838)	-
Proceeds from sales of leased equipment	12,094,877	6,885,831
Principal received on notes receivable	6,510,778	5,066,497
Principal received on mortgage note receivable	16,970,813	-
Investment in joint venture	(11,105,895)	-
Distributions received from joint ventures in excess of profits	1,581	897,747
Net cash provided by investing activities	4,224,045	6,433,150
Cash flow from financing activities:
Proceeds from revolving line of credit, recourse	-	5,000,000
Repayment of revolving line of credit, recourse	-	(5,000,000)
Repayment of long-term debt	-	(7,825,930)
Distributions to members	-	(6,105,318)
Investment by noncontrolling interests	4,978,027	-
Distributions to noncontrolling interests	(4,217,788)	(1,338,290)
Net cash provided by (used in) financing activities	760,239	(15,269,538)
Effects of exchange rates on cash and cash equivalents	1,336	12,777
Net increase in cash and cash equivalents	9,663,000	139,316
Cash and cash equivalents, beginning of year	6,963,672	6,824,356
Cash and cash equivalents, end of year	$16,626,672	$6,963,672

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$9,278
Cash paid during the year for income taxes	$-	$567,339
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$-	$1,204,110
Transfer of net investment in finance lease to assets held for sale	$1,434,445	$-
Equipment financed through a remarketing liability	$181,890	$-
Investment by noncontrolling interest	$149,555	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(1) Organization

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

 We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. We will continue until December 31, 2024, unless terminated sooner.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective, we: (i) had acquired a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) had made distributions, at our Manager’s discretion, to our members commencing with each member’s admission to the LLC; (iii) had reinvested substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our members during the liquidation period. We are currently in our operating period, which commenced in April 2007 and will end on April 30, 2014, after having been extended for two years. We will commence our liquidation period on May 1, 2014.

Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, the equipment leases and other financing transactions that we enter into, pursuant to the terms of our amended and restated limited liability company agreement (the “LLC Agreement”). Additionally, our Manager has a 1% interest in our profits, losses, distributions and liquidation proceeds.

We commenced business operations on our initial closing date, May 6, 2005, with the admission of investors holding 1,200 shares of limited liability company interests (“Shares”) representing $1,200,000 of capital contributions. Through April 21, 2007, the final closing date, we admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2013, we repurchased 2,543 Shares, bringing the total number of Shares outstanding to 362,656.

We invested most of the net proceeds from our offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments have been made with the cash generated from our investments to the extent that cash was not needed for expenses, reserves, and distributions to members. The investment in additional equipment leases and other financing transactions in this manner is called “reinvestment.” We currently anticipate investing in equipment leases, other financing transactions and residual ownership rights in leased equipment from time to time until April 2014. We expect that our liquidation period will continue for approximately one year. During our liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental, finance and other income from our investments

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to our additional members and 1% to our Manager until each additional member has (a) received distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to our additional members and 10% to our Manager.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where we have a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions.  We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity, and net (loss) income attributable to noncontrolling interests is included in net income. The attribution of net (loss) income and comprehensive income between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of comprehensive (loss) income.

Net (loss) income attributable to us per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

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

December 31, 2013

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of comprehensive (loss) income in the period the determination is made.

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

Revenue Recognition

We lease equipment to third parties and each such lease is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off.  We record a reserve if we deem any receivables not collectible.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

For notes receivable, we use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

Income Taxes

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than us. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive (loss) income.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Some of our wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, we use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We did not have any material liabilities recorded related to uncertain tax positions nor did we have any material unrecognized tax benefits as of the periods presented herein.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive (loss) income using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.  Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive (loss) income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Manager of 3% of the purchase price of an investment made by us or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive (loss) income. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of gain on derivative financial instruments in our consolidated statements of comprehensive  (loss) income.

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

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of AOCI.

Use of Estimates

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, deferred tax valuation allowances, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02,  Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component on the respective line items of net (loss) income. The adoption of ASU 2013-02 became effective for us on January 1, 2013 and did not have a material effect on the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We are required to adopt ASU 2013-05 on January 1, 2014, which is not expected to have a material effect on the consolidated financial statements.

(3) Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2013	2012
Principal outstanding	$15,517,421	$18,590,713
Deferred fees	(167,192)	(69,193)
Net investment in notes receivable	15,350,229	18,521,520
Less: current portion of net investment in notes receivable	7,340,974	6,492,866
Net investment in notes receivable, less current portion	$8,009,255	$12,028,654

Effective January 1, 2011, we exchanged our 35% ownership interest in a joint venture for the proportionate share of notes receivable from Northern Capital Associates XIV, L.P., which were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $3,534,000, and the notes accrued interest at rates ranging from 9.47% to 9.90% and were expected to mature between December 15, 2011 and February 15, 2013. On May 2, 2012, Northern Capital Associates XIV, L.P. satisfied its obligations in connection with the notes receivable by making a prepayment of $1,015,000.

Between May and October of 2012, subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) borrowed approximately $1,139,000 in connection with a secured capital expenditure loan (the “CapEx Loan”).  The CapEx Loan bore interest at 17% per year and was expected to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan.  On November 15, 2012, Revstone satisfied its obligations in connection with the CapEx Loan by making a prepayment of approximately $1,208,000, which included a prepayment fee of approximately $57,000, which was recognized as additional finance income.

On November 28, 2012, we made a secured term loan in the amount of $5,400,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”).  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest in all the existing and thereafter

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings.

On February 12, 2013, we made available a secured term loan in the amount of $3,300,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”).  On March 28, 2013, NTS borrowed $935,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility.  The loan bears interest at 12.75% per year and matures on July 1, 2017.  The loan is secured by a first priority security interest in all of the equipment and assets of NTS.

As of December 31, 2013 and 2012, our Manager determined that no allowance for credit losses was required.

(4) Net Investment in Mortgage Note Receivable

Net investment in mortgage note receivable consisted of the following:

	December 31,
	2013	2012
Principal outstanding	$-	$16,970,807
Initial direct costs	-	77,115
Net investment in mortgage note receivable	$-	$17,047,922

In connection with the lease financing arrangement for lumber processing equipment (see Note 5), Teal Cedar Products Ltd., an affiliate of the Teal Jones Group, delivered a secured promissory note to ICON Teal Jones, ULC, our wholly-owned subsidiary. The note was secured by a lien on certain land located in British Columbia, Canada owned by the Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”), where substantially all of the equipment was operated.  The note was in the amount of approximately $13,291,000, accrued interest at 20.629% per year and was due to mature on December 1, 2013. On March 8, 2013, Teal Jones satisfied their obligations in connection with the mortgage note receivable by making a prepayment of approximately $17,550,000.

(5) Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2013	2012
Minimum rents receivable	$-	$7,207,689
Estimated residual values	-	3,092,377
Initial direct costs, net	-	30,089
Unearned income	-	(1,047,462)
Net investment in finance leases	-	9,282,693
Less: current portion of net investment in finance leases	-	5,370,040
Net investment in finance leases, less current portion	$-	$3,912,653

Lumber Processing Equipment

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

On November 8, 2006, our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with Teal Jones by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones.  The 84-month lease began on December 1, 2006 and granted Teal Jones the right to terminate the lease if certain lump sum payments are made to ICON Teal Jones.  On March 8, 2013, Teal Jones satisfied its obligations with the lease financing arrangement by making a prepayment of approximately $5,148,000.

Manufacturing Equipment

We own auto parts manufacturing equipment previously on lease to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“Heuliez”). On April 15, 2009, Groupe Henri Heuliez, the guarantor of the leases, and HSA filed for “Redressement Judiciaire”, a proceeding under French law similar to a Chapter 11 reorganization under the U.S. Bankruptcy Code. Heuliez subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide Heuliez with financial support. On June 30, 2010, the administrator for the Redressement Judiciaire sold Heuliez to Baelen Gaillard (“Baelen”). Effective October 5, 2010, we and Baelen amended our lease with HSA and Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014, at which time the lease was reclassified as a direct financing lease.

On April 8, 2013, HSA and Heuliez again filed for “Redressement Judiciaire”.  During the quarter ended September 30, 2013, we were notified by the French bankruptcy court of the court’s intention to liquidate the companies.  Our Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of approximately €1,739,000 ($2,324,000) was required.

On October 31, 2013, our finance lease with HSA and Heuliez was terminated.  Effective as of November 1, 2013, we leased our auto parts manufacturing equipment to a third party who purchased most of Heuliez’s other real estate and movable assets pursuant to the bankruptcy proceeding for an amount of €2,000 per month. The lease is for a renewable 3 month period, may be terminated by either party and automatically terminates upon our sale of the auto parts manufacturing equipment. We expect to sell such assets and have engaged a third party to actively locate a buyer. As of December 31, 2013, the auto parts manufacturing equipment in the amount of approximately $1,435,000 is included on the consolidated balance sheet as assets held for sale.

(6) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2013	2012
Mining equipment	$17,417,283	$-
Manufacturing equipment	-	12,971,831
Leased equipment at cost	17,417,283	12,971,831
Less: accumulated depreciation	2,091,462	7,173,316
Leased equipment at cost, less accumulated depreciation	$15,325,821	$5,798,515

Depreciation expense was $3,286,277 and $2,918,528 for the years ended December 31, 2013 and 2012, respectively.

Aframax Product Tankers

We owned an aframax product tanker, the Senang Spirit, which was subject to a bareboat charter with an affiliate of Teekay Corporation.  On May 3, 2012, we sold the Senang Spirit for gross proceeds of approximately $7,173,000. As a result, we recorded an impairment charge of $697,715 during the year ended December 31, 2012.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Manufacturing Equipment

We, through a joint venture owned 55% by us and 45% by ICON Leasing Fund Twelve, LLC, an entity also managed by our Manager (“Fund Twelve”), owned and leased plastic processing and printing equipment to Pliant Corporation (“Pliant”) through September 30, 2013.  On October 7, 2013, following the expiration of the lease, we sold the plastic processing and printing equipment to Pliant for $7,000,000 and recognized a gain on sale of assets of approximately $2,400,000.  As a result of the sale, we increased our liability related to a remarketing agreement associated with the equipment to approximately $1,587,000 due to recording an additional remarketing expense of approximately $914,000 during the year ended December 31, 2013. Subsequent to the sale, the remarketing liability was satisfied.

Mining Equipment

On August 5, 2013, we purchased mining equipment for approximately $1,979,000.  The equipment is subject to a 36 month lease with Murray Energy Corporation (“Murray”) and its affiliate.  The lease expires on August 31, 2016.

On September 12, 2013, a joint venture owned by us, Fund Twelve and ICON ECI Fund Sixteen, an entity also managed by our Manager (“Fund Sixteen”), purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24 month lease with Murray and certain of its affiliates, which expires on September 30, 2015. On December 1, 2013, Fund Sixteen, contributed capital of $933,678 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 67.0% by us, 26.4% by Fund Twelve and 6.6% by Fund Sixteen. On February 1, 2014, Fund Sixteen contributed additional capital of $1,725,517 to the joint venture, inclusive of acquisition fees, resulting in a further reallocation of the percentage ownership interests in the joint venture to 67.0% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$8,306,940
2015	6,400,402
2016	453,860
2017	-
2018	-
Thereafter	-
$15,161,202

(7) Investment in Joint Ventures

We and certain of our affiliates, entities also managed by our Manager, formed three joint ventures, discussed below, for the purpose of acquiring and managing various assets. We and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  We each have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The three joint ventures described below are minority owned and accounted for under the equity method.

ICON EAR, LLC

We invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

45% by us and 55% by Fund Twelve. ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities”.  All of the equipment was leased to Equipment Acquisition Resources, Inc. (“EAR”). As additional security for the purchases and leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

In October 2009, certain facts came to light that led our Manager to believe that EAR was perpetrating a fraud against EAR’s lenders, including the ICON EAR entities. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

On June 7, 2010, the ICON EAR entities received judgments in the New York State Supreme Court against two principals of EAR who had guaranteed EAR’s lease obligations. The ICON EAR entities have had the New York State Supreme Court judgments recognized in Illinois, where the principals live, but do not currently anticipate being able to collect on such judgments.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at December 31, 2013 and 2012 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At December 31, 2013 and 2012, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

ICON MW, LLC

ICON MW, LLC, a joint venture owned 6.33% by us, and 93.67% by Fund Twelve, owned machining and metal working equipment subject to lease with AMI Manchester, LLC, MW General, Inc., and MW Scott, Inc., as well as warrants to purchase shares of their parent company, MW Universal, Inc. (“MWU”).

On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, ICON MW, LLC sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 6.33% ownership interest in ICON MW, LLC, our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW, LLC recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000.  In February 2013, we commenced an action against such guarantor, which is currently pending.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

ICON Mauritius II, LLC

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve, and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Manager (“Fund Fifteen”), purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank.  The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500.  The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021.  The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant, and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $11,101,000.

(8) Non-Recourse Long-Term Debt

We did not have any long-term debt at December 31, 2013 and 2012.

Aframax Product Tankers

In connection with the acquisition of the Sebarok Spirit (sold in 2011) and Senang Spirit (see Note 6), we borrowed approximately $66,660,000 of long-term debt from Fortis Bank SA/NV and we paid approximately $880,000 in debt financing costs. The advances were both cross-collateralized, had a maturity date of April 11, 2012 and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  The advances required monthly principal payments ranging from approximately $202,000 to $1,006,000.

On February 9, 2012, we extended the maturity date of the debt related to the Senang Spirit through April 2015.

On May 3, 2012, in connection with the sale of the Senang Spirit, we used the proceeds from the sale to settle the outstanding debt balance of approximately $9,400,000 at an agreed upon amount of approximately $7,347,000. Accordingly, we recorded a gain on extinguishment of debt of approximately $2,053,000 for the year ended December 31, 2012.

(9) Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien.  Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.  During the three months ended June 30, 2012, we borrowed and repaid $5,000,000.

The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  As of December 31, 2013, we had $5,000,000 available under the Facility, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

On January 8, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of the termination.

(10) Foreign Income Taxes

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.

The components of income before income taxes were:

	Years ended December 31,
	2013	2012
Non-taxable(1)	$(2,778,373)	$4,417,715
Taxable(1)	(248,212)	1,661,019
Income before income taxes	$(3,026,585)	$6,078,734

(1) The distinction between the taxable and non-taxable activities was determined based on the locations of the taxing authorities.

The components of the income tax expense are as follows:

	Years ended December 31,
	2013	2012
Current:
Foreign national and provincial benefit (provision)	$1,525,563	$(650,011)
Deferred:
Foreign national and provincial (provision) benefit	(1,415,947)	484,504
Income tax benefit (expense)	$109,616	$(165,507)

As of December 31, 2013, we had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance lease during the year ended December 31, 2013.  As of December 31, 2013, the net deferred tax asset included a valuation allowance of approximately $2,400,000 in relation to the unused net operating losses that we do not expect to be able to realize.

As of December 31, 2012, we had a net deferred tax asset of approximately $1,415,947 relating to (i) net operating losses that are expected to expire starting in 2027 through 2028 and (ii) a net unrealized capital loss on foreign currency for a net note receivable.  As of December 31, 2012, the net deferred tax asset included a valuation allowance of approximately $2,600,000 in relation to the unused net operating losses that we do not expect to be able to realize.

The significant components of deferred taxes consisted of the following:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

	December 31,
	2013	2012
Deferred tax assets:
Leased equipment at cost, less accumulated depreciation	$-	$2,803,787
Unrealized taxable capital loss	-	50,120
Net operating loss carryforward, net of current portion	2,431,434	2,624,103
Total deferred tax assets before valuation allowance	2,431,434	5,478,010
Valuation allowance	(2,431,434)	(2,624,103)
Total deferred tax assets	-	2,853,907
Deferred tax liabilities:
Net investment in finance leases	-	(1,170,264)
Unrealized taxable capital gain	-	(267,696)
Total deferred tax liabilities	-	(1,437,960)
Net deferred tax assets	$-	$1,415,947

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual members rather than the LLC. However, our Canadian subsidiaries are taxed as corporations under the laws of Canada. The statutory foreign tax rate was 25.8% and 25.0% for 2013 and 2012, respectively. Under the laws of Canada, our subsidiaries are subject to income tax examination for 2008 and subsequent years.

(11) Transactions with Related Parties

In accordance with the terms of our LLC Agreement, we pay or paid our Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of our investments.  In addition, our Manager is reimbursed for administrative expenses incurred in connection with our operations.  Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

        Our Manager performs certain services relating to the management of our equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by our Manager or its affiliates on our behalf that are necessary to our operations.  These costs include our Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Fees and other expenses incurred by us to our Manager or its affiliates for the years ended December 31, 2013 and 2012 were $0 and $403,145, respectively.

At December 31, 2013, we had no related party receivable or payable. At December 31, 2012, we had a receivable of $12,000 from our Manager and its affiliates primarily relating to certain proceeds collected by our Manager on our behalf, which is included in other current assets on the consolidated balance sheets.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

We paid distributions to our Manager of $0 and $61,054 for the years ended December 31, 2013 and 2012, respectively.  Additionally, our Manager’s interest in the net (loss) income attributable to us was $(41,356) and $53,354 for the years ended December 31, 2013 and 2012, respectively.

Our Manager has waived the following fees in relation to services provided during years ended December 31, 2013 and 2012:

Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Manager	Management fees	$1,133,841	$734,139
ICON Capital, LLC	Manager	Administrative expense reimbursements	648,953	531,108
ICON Capital, LLC	Manager	Acquisition fees	1,350,448	196,176
			$3,133,242	$1,461,423

(12) Derivative Financial Instruments

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

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable long-term debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

As of December 31, 2013 and 2012, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

Non-designated Derivatives

As of December 31, 2013 and 2012, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the warrants not designated as a hedge are recorded directly in earnings, which is included in gain on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2013 and 2012:

	Asset Derivatives
		December 31,
		2013	2012
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$80,699	$70,875

Designated Derivatives

We had no designated derivatives during 2013. In 2012, we had one floating-to-fixed interest rate swap that was designated and qualified as a cash flow hedge, which expired on April 11, 2012. For this derivative, we recorded the gain or loss from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such gain or loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of comprehensive (loss) income as the impact of the hedged transaction. During the year ended December 31, 2012, we recorded $75,922 of hedge ineffectiveness in earnings.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive (loss) income  for the year ended December 31, 2012:

Period Ended December 31,	Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
2012	Interest rate swap	$(4,297)	Interest expense	$(148,628)	Gain on derivative financial instruments	$75,922

(13) Accumulated Other Comprehensive Income (Loss)

AOCI, which related to accumulated unrealized gains (losses) on currency translation adjustments, was $279,991 and $(422,976) at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we reclassified approximately $611,000 of accumulated loss on currency translation adjustments out of AOCI and into loss on disposition of assets of foreign investment within the consolidated statements of comprehensive (loss) income.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(14) Fair Value Measurements

Assets carried at fair value are classified and disclosed in one of the following three categories:

•         Level 1: Quoted market prices available in active markets for identical assets as of the reporting date.

•         Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Financial Assets Measured on a Recurring Basis

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial assets and measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$80,699	$80,699

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$70,875	$70,875

As of December 31, 2013 and 2012, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised.  In addition, one of the significant inputs used in the fair value measurement of our warrants at December 31, 2013 was the observable closing price of the company’s stock on the date of the measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012.  The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013.  Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets.  The unrealized gain on the change in fair value of the warrants was recorded in gain on derivative financial instruments on the consolidated statements of comprehensive (loss) income.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements.  Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of our financial assets, such as notes

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following table summarizes the valuation of our non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2013:

					Total Credit Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	12/31/2013 *	Level 1	Level 2	Level 3	December 31, 2013
Net investment in finance lease	$-	$-	$-	$1,363,571	$2,323,655

* The equipment on lease was reclassified to assets held for sale as of December 31, 2013.

Our collateral dependent finance lease was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. We utilized a market approach based on an independent third party appraisal for fair value measurements of the collateral underlying the finance lease adjusted by our  Manager to reflect the age and location of such collateral.

The following table summarizes the valuation of our non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2012:

					Total Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Leased equipment at cost	$-	$-	$6,885,829	$-	$697,715

Our non-financial asset, the Senang Spirit, was valued using the agreed upon sale price.  The sale price was a quoted price in an inactive market that was directly observable and therefore classified as Level 2.

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on the fixed-rate notes receivable was discounted at rates ranging between 12.75% and 15% per year.

	December 31,
	2013
	Carrying Value	Fair Value (Level 3)

Principal outstanding on fixed-rate notes receivable	$15,517,421	$15,649,421

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(15) Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States and throughout the world.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  We believe that the carrying value of our investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history, and other relevant information.

For the year ended December 31, 2013, we had two lessees and one borrower that accounted for approximately 72.4% of our total rental and finance income.  For the year ended December 31, 2012, we had three lessees and two borrowers that accounted for approximately 91.8% of our total rental and finance income.  No other lessees or borrowers accounted for more than 10% of rental and finance income.

At December 31, 2013, we had one lessee and one borrower that accounted for approximately 32.3% of total assets.

At December 31, 2012, we had one lessee and one borrower that accounted for approximately 59.5% of total assets.

(16) Geographic Information

Geographic information for revenue and other income and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Total
Revenue and other income:
Rental income	$4,816,712	$-	$-	$4,816,712
Finance income	$1,605,930	$447,985	$1,578,943	$3,632,858
Income from investment in joint ventures	$916,884	$-	$-	$916,884

	At December 31, 2013
	North
	America	Europe	Asia	Total
Long-lived assets:
Leased equipment at cost, net	$15,325,821	$-	$-	$15,325,821
Investment in joint ventures	$12,162,693	$-	$-	$12,162,693
Net investment in notes receivable	$8,609,544	$-	$6,740,685	$15,350,229
Assets held for sale, net	$117,145	$1,434,445	$-	$1,551,590

	Year Ended December 31, 2012
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue and other income:
Rental income	$2,972,925	$-	$-	$1,261,734	$4,234,659
Finance income	$3,997,824	$583,383	$2,275,473	$-	$6,856,680
Loss from investment in joint ventures	$14,310	$-	$-	$-	$14,310

	At December 31, 2012
		North
		America	Europe	Asia	Total
Long-lived assets:
Net investment in finance leases		$5,124,966	$4,157,727	$-	$9,282,693
Leased equipment at cost, net		$5,798,515	$-	$-	$5,798,515
Net investment in mortgage notes receivable		$17,047,922	$-	$-	$17,047,922
Investment in joint ventures		$141,496	$-	$-	$141,496
Net investment in notes receivable		$5,324,057	$-	$13,197,463	$18,521,520
Assets held for sale, net		$117,145	$-	$-	$117,145

(a) The vessels are generally free to trade worldwide.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

(17) Commitments and Contingencies

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM Integrated Shipping Services Ltd. (“ZIM”) to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. In light of the arbitration panel’s ruling, we accrued approximately $4,700,000. We are in the process of appealing the arbitration panel’s ruling. Future events may change the approximate amount of the accrual.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at December 31, 2013 and 2012 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At December

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2013

31, 2013 and 2012, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale in the consolidated balance sheets.

We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $190,000 at December 31, 2013.

(18) Income Tax Reconciliation (unaudited)

At December 31, 2013 and 2012, the members’ equity included in the consolidated financial statements totaled $52,653,299 and $56,085,942, respectively.  The members’ capital for federal income tax purposes at December 31, 2013 and 2012 totaled $74,102,500 and $70,640,034, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in gain (loss) on the sale of investments, depreciation and amortization, income from investment in joint ventures, credit loss reserve and loss on litigation between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to the net income (loss) attributable to us for federal income tax purposes for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Net (loss) income attributable to Fund Eleven per consolidated financial statements	$(4,135,610)	$5,335,410

Depreciation and amortization	(6,392,624)	(1,111,971)
Finance income	171,608	(1,036,534)
Rental income	342,585	5,666,372
Income from investment in joint ventures	2,359,233	525,256
Gain (loss) on sale of investments	6,100,518	(25,350,146)
Gain on derivative financial instrument	-	(75,922)
Impairment loss	-	697,715
Credit loss reserve	2,323,655	-
Loss on litigation	4,700,000	-
Other	(78,295)	(46,663)

Net income (loss) attributable to Fund Eleven for federal income tax purposes	$5,391,070	$(15,396,483)

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Additions		Other Charges	Balance at
	Beginning	Costs and	Charged to		Additions	End
Description	of Year	Expenses	Asset	Deductions	(Deductions)	of Year

Deducted from asset accounts:

Year ended December 31, 2013
Credit loss reserve	$-	$2,323,655	$-	$(2,323,655)(b)	$-	$-
Valuation allowance for deferred tax assets	$2,624,103	$-	$-	$-	$(192,669)(a)	$2,431,434

Year ended December 31, 2012
Valuation allowance for deferred tax assets	$2,596,962	$-	$-	$-	$27,141(a)	$2,624,103

(a) Currency translation adjustment and additional foreign taxable income.
(b) Reclassification of finance lease to assets held for sale.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 1992.

Based on its assessment, our Manager believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that are off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director
Harry Giovani	39	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-Chariman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chariman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

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

Blake E. Estes, Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations group. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit commodity derivatives. Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from The University of Texas at Austin.

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

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates earned compensation and reimbursement for costs and expenses for the years ended December 31, 2013 and 2012 of $0 and $403,145, respectively.

Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.  We paid distributions to our Manager of $0 and $61,054 for the years ended December 31, 2013 and 2012, respectively.  Additionally, our Manager’s interest in the net (loss) income attributable to us was $(41,356) and $53,354 for the years ended December 31, 2013 and 2012, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 17, 2014, no directors or officers of our Manager own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 and 2012, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees	$334,300	$304,350
Tax fees	127,594	105,259
	$461,894	$409,609

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

March 19, 2014

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

March 19, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)