Form 10-Q
period 2014-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2014-05-08
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on May 5, 2014 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,627,002	$16,626,672
Current portion of net investment in notes receivable	5,968,905	7,340,974
Assets held for sale	1,549,655	1,551,590
Income tax receivable	1,525,563	1,525,563
Other current assets	149,594	36,231
Total current assets	28,820,719	27,081,030
Non-current assets:
Net investment in notes receivable, less current portion	7,943,894	8,009,255
Leased equipment at cost (less accumulated depreciation of
of $3,777,175 and $2,091,462, respectively)	13,640,108	15,325,821
Investment in joint ventures	12,574,334	12,162,693
Other non-current assets	87,516	86,215
Total non-current assets	34,245,852	35,583,984
Total assets	$63,066,571	$62,665,014

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$5,970,401	$5,540,855
Total liabilities	5,970,401	5,540,855

Commitments and contingencies (Note 11)

Equity:
Members’ equity:
Additional members	55,545,780	55,045,259
Manager	(2,666,895)	(2,671,951)
Accumulated other comprehensive income	278,160	279,991
Total members' equity	53,157,045	52,653,299
Noncontrolling interests	3,939,125	4,470,860
Total equity	57,096,170	57,124,159
Total liabilities and equity	$63,066,571	$62,665,014

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended
	March 31,
	2014	2013
Revenue and other income:
Finance income	$473,370	$1,379,738
Rental income	2,076,735	743,231
Income (loss) from investment in joint ventures	411,641	(412)
Total revenue and other income	2,961,746	2,122,557
Expenses:
General and administrative	668,927	434,772
Depreciation	1,685,713	398,272
Interest	8,507	169,945
Gain on derivative financial instruments	(4,070)	(29,926)
Loss on disposition of assets of foreign investment	-	610,732
Total expenses	2,359,077	1,583,795
Income before income taxes	602,669	538,762
Income tax benefit	-	109,616
Net income	602,669	648,378
Less: net income attributable to noncontrolling interests	97,092	144,397
Net income attributable to Fund Eleven	505,577	503,981

Other comprehensive (loss) income:
Currency translation adjustments during the period	(1,831)	(137,136)
Currency translation adjustments reclassified to net income	-	610,732
Total other comprehensive (loss) income	(1,831)	473,596
Comprehensive income	600,838	1,121,974
Less: comprehensive income attributable to noncontrolling interests	97,092	144,397
Comprehensive income attributable to Fund Eleven	$503,746	$977,577

Net income attributable to Fund Eleven allocable to:
Additional members	$500,521	$498,941
Manager	5,056	5,040
	$505,577	$503,981
Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656
Net income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$1.38	$1.38

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests			Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Income	Equity	Interests	Equity
Balance, December 31, 2013	362,656	$55,045,259	$(2,671,951)	$279,991	$52,653,299	$4,470,860	$57,124,159

Net income	-	500,521	5,056	-	505,577	97,092	602,669
Currency translation adjustments	-	-	-	(1,831)	(1,831)	-	(1,831)
Distributions	-	-	-	-	-	(628,827)	(628,827)
Balance, March 31, 2014 (unaudited)	362,656	$55,545,780	$(2,666,895)	$278,160	$53,157,045	$3,939,125	$57,096,170

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$602,669	$648,378
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(48,752)	(102,660)
(Income) loss from investment in joint ventures	(411,641)	412
Depreciation	1,685,713	398,272
Gain on derivative financial instruments	(4,070)	(29,926)
Deferred tax benefit	-	(109,616)
Interest expense other	8,389	-
Loss on disposition of assets of foreign investment	-	610,732
Changes in operating assets and liabilities:
Collection of finance leases	-	301,608
Other assets	(110,600)	88,295
Accrued expenses and other liabilities	421,162	414,140
Due from Manager and affiliates	-	1,372
Net cash provided by operating activities	2,142,870	2,221,007
Cash flows from investing activities:
Investment in note receivable	-	(836,000)
Principal received on notes receivable	1,486,183	1,388,200
Proceeds from sales of leased equipment	-	5,107,083
Principal received on mortgage note receivable	-	16,970,813
Net cash provided by investing activities	1,486,183	22,630,096
Cash flows from financing activities:
Distributions to noncontrolling interests	(628,827)	(334,573)
Net cash used in financing activities	(628,827)	(334,573)
Effects of exchange rates on cash and cash equivalents	104	(12,348)
Net increase in cash and cash equivalents	3,000,330	24,504,182
Cash and cash equivalents, beginning of period	16,626,672	6,963,672
Cash and cash equivalents, end of period	$19,627,002	$31,467,854

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(1) Organization

         ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

         We operated as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.

         Our manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, pursuant to the terms of our amended and restated limited liability company agreement (the “LLC Agreement”).

        Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period, which we expect to continue for approximately one year. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the interim period are not necessarily indicative of the results for the full year.

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

        Financing receivables are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

         In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

 When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of ASU 2013-05 became effective for us on January 1, 2014 and did not have a material effect on the consolidated financial statements.

(3)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2014	2013
Principal outstanding	$14,029,794	$15,517,421
Deferred fees	(116,995)	(167,192)
Net investment in notes receivable	13,912,799	15,350,229
Less: current portion of net investment in notes receivable	5,968,905	7,340,974
Net investment in notes receivable, less current portion	$7,943,894	$8,009,255

         Subsequent to the arbitration panel’s ruling in February 2014 (see Note 11), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable.  Our Manager believes that ZIM is not entitled to offset its obligations under the notes receivable by the seller’s credits.  As a result, our Manager believes that ZIM is in default of its obligations and that it is unlikely that ZIM will make any past due or future repayments on the notes receivable until our appeal of the arbitration panel’s ruling is resolved.  Accordingly, during the three months ended March 31, 2014, we placed the notes receivable on non-accrual status. As of March 31, 2014, the notes receivable related to ZIM totaled approximately $5,351,000.

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2014	2013
Mining equipment	$17,417,283	$17,417,283
Less: accumulated depreciation	3,777,175	2,091,462
Leased equipment at cost, less accumulated depreciation	$13,640,108	$15,325,821

Depreciation expense was $1,685,713 and $398,272 for the three months ended March 31, 2014 and 2013, respectively.

         On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 67.0% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(5)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by the Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. from Standard Chartered Bank.

The results of operations of the joint venture are summarized below:

Three Months Ended
March 31, 2014
Revenue	$995,689
Net income	$987,346
Our share of net income	$411,708

(6)  Revolving Line of Credit, Recourse

         We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien.  Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, based on the present value of future receivables under certain loans and lease agreements in which we had a beneficial interest.

         The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

         On January 8, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of the termination.

(7)  Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  There was no income tax expense or benefit for the three months ended March 31, 2014.  For the three months March 31, 2013, the income tax benefit was comprised of $1,546,947 in current taxes and a benefit of $1,656,563 in deferred taxes, respectively. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for 2008 and subsequent periods.  We have not identified any material uncertain tax positions as of March 31, 2014.

As of March 31, 2014 and December 31, 2013, we had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying its obligations in connection with the mortgage note receivable and finance leases during the three months ended March 31, 2013. As of March 31, 2014 and December 31, 2013, we fully reserved our deferred tax asset of approximately $2,400,000 in relation to the unused net operating losses that we do not expect to be able to realize.

(8)  Transactions with Related Parties

We did not make any distributions to our Manager for the three months ended March 31, 2014 and 2013.  Our Manager’s interest in the net income attributable to us was $5,056 and $5,040 for the three months ended March 31, 2014 and 2013, respectively.

Our Manager has waived the following fees in relation to services provided during the three months ended March 31, 2014 and 2013:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

			Three Months Ended March 31,
Entity	Capacity	Description	2014	2013
ICON Capital, LLC	Manager	Management fees	$157,434	$646,918
ICON Capital, LLC	Manager	Administrative expense reimbursements	142,211	197,463
ICON Capital, LLC	Manager	Acquisition fees	-	99,000
			$299,645	$943,381

At March 31, 2014 and December 31, 2013, we had no related party receivable or payable.

(9)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which related to accumulated unrealized gains on currency translation adjustments, was $278,160 and $279,991 at March 31, 2014 and December 31, 2013, respectively.

(10)  Fair Value Measurements

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

Financial Assets Measured on a Recurring Basis

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$84,769	$84,769

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$80,699	$80,699

As of March 31, 2014 and December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded gain on derivative financial instruments on the consolidated statements of comprehensive income.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Assets for which Fair Value is Disclosed

Certain of the our financial assets, which include fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S.GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on the fixed-rate notes receivable was discounted at rates ranging between 12.75% and 15% per year.

	March 31, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$14,029,794	$14,158,494

(11)  Commitments and Contingencies

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

         From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. In light of the arbitration panel’s ruling, we accrued approximately $4,700,000. We have filed for the right to appeal the arbitration panel’s ruling. Future events may change the approximate amount of the accrual.

         During 2008, a joint venture owned 45% by us and 55% by Fund Twelve purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. In addition, our wholly-owned subsidiary, ICON EAR II, LLC (collectively with the joint venture, the “ICON EAR entities”), purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom.

         Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at March 31, 2014 and December 31, 2013 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At March 31, 2014 and December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

         We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $199,000 at March 31, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations.  This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Leasing Fund Eleven, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside of our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

          We operated as an equipment leasing and finance program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and were expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee were used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

         Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement.

         Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period, which we expect to continue for approximately one year. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business.

Recent Significant Transactions

          We did not engage in any significant transactions since December 31, 2013.

Recent Accounting Pronouncements

          We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Seismic imaging equipment	$5,414,155	39%	$5,386,064	35%
Marine - container vessels(1)	5,350,503	38%	6,740,685	44%
Telecommunications equipment	3,148,141	23%	3,223,480	21%
	$13,912,799	100%	$15,350,229	100%

(1) Subsequent to the sale of the Marine-container vessels in 2011, the remaining note receivable is unsecured. In addition, the note receivable was placed on non-accrual status during the 2014 Quarter.

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
SAExploration, Inc.	Seismic imaging equipment	41%	14%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	34%	34%
NTS Communications, Inc.	Telecommunications equipment	23%	-
Heuliez S.A.	Auto parts manufacturing equipment	2%	11%
Teal Jones	Lumber processing equipment	-	41%
		100%	100%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$13,640,108	100%	$15,325,821	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Murray Energy Corporation	Mining equipment	100%	-
Pliant Corporation	Plastic processing and printing equipment	-	100%
		100%	100%

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

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
Finance income	$473,370	$1,379,738	$(906,368)
Rental income	2,076,735	743,231	1,333,504
Income (loss) from investment in joint ventures	411,641	(412)	412,053
Total revenue and other income	$2,961,746	$2,122,557	$839,189

Total revenue and other income for the 2014 Quarter increased $839,189, or 39.5%, as compared to the 2013 Quarter. The increase in rental income was primarily due to entering into two new operating leases subsequent to the 2013 Quarter. The increase in income from investment in joint ventures was primarily due to our investment in a new joint venture subsequent to the 2013 Quarter. The decrease in finance income was a result of (i) Teal Jones satisfying its obligations during the 2013 Quarter in connection with the mortgage note receivable and lease financing arrangement, (ii) the expiration of our lease with Heuiliz SA and Heuliez Investissements SNC (collectively, “Heuliez”) in 2013, and (iii) the note receivable with ZIM being placed on non-accrual status during the 2014 Quarter.

         Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
General and administrative	$668,927	$434,772	$234,155
Depreciation	1,685,713	398,272	1,287,441
Interest	8,507	169,945	(161,438)
Gain on derivative financial instruments	(4,070)	(29,926)	25,856
Loss on disposition of assets of foreign investment	-	610,732	(610,732)
Total expenses	$2,359,077	$1,583,795	$775,282

Total expenses for the 2014 Quarter increased $775,282, or 49.0%, as compared to the 2013 Quarter. The increase in total expenses was primarily due to depreciation that was recognized on our purchased assets related to our two new operating leases entered into subsequent to the 2013 Quarter and an increase in legal expenses related to our arbitration proceedings with ZIM. This increase was partially offset by the decrease in loss on disposition of assets of foreign investment in connection with the prepayment by Teal Jones, which occurred during the 2013 Quarter.

Income Tax Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the 2014 Quarter as a result of our foreign subsidiaries ceasing operations. For the 2013 Quarter, the income tax expense was comprised of $1,546,947 in current taxes and a benefit of $1,656,563 in deferred taxes.

Other Comprehensive Income (Loss)

         Other comprehensive loss for the 2014 Quarter was $1,831, as compared to other comprehensive income of $473,596 for the 2013 Quarter. This change was primarily due to the release of the accumulation of currency translation adjustments in connection with the Teal Jones prepayment on the mortgage note receivable and lease financing arrangement during the 2013 Quarter.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013  Quarter was $505,577 and $503,981, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding was $1.38 for both the 2014 Quarter and the 2013  Quarter.

Financial Condition

        This section discusses the major balance sheet variances at March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $401,557, from $62,665,014 at December 31, 2013 to $63,066,571 at March 31, 2014.   The increase was primarily due to cash receipts from finance income and rental income, which was partially offset by depreciation expense on equipment under lease and distributions to noncontrolling interests during the 2014 Quarter.

Current Assets

Current assets increased $1,739,689, from $27,081,030 at December 31, 2013 to $28,820,719 at March 31, 2014. The increase was primarily due to cash receipts from finance and rental income, which was partially offset by distributions to noncontrolling interests during the 2014 Quarter.

Equity

Equity decreased $27,989, from $57,124,159 at December 31, 2013 to $57,096,170 at March 31, 2014.  The decrease was primarily due to distributions to noncontrolling interests, which was partially offset by our net income for the 2014 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $19,627,002 and $16,626,672, respectively.  During the three months ended March 31, 2014, our main sources of cash were from collections on operating leases and principal received on our notes receivable.  Our main use of cash was distributions to our noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2014, the cash reserve was $1,825,993.

As we previously indicated to our members, we have experienced liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012.  We extended our operating period two years and have not made any distributions during this extended operating period.  We commenced our liquidation period on May 1, 2014, which we expect to continue for approximately one year. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $78,137, from $2,221,007 in the 2013 Quarter to $2,142,870 in the 2014 Quarter.   The decrease was primarily a result of (i) reduced collections on finance leases due to the sale of assets previously on lease to Teal Jones, (ii) the termination of the finance lease with Heuliez, and (iii) the note receivable from ZIM being placed on non-accrual status during the 2014 Quarter.  The decrease was partially offset by an increase in collections on operating leases.

Investing Activities

         Cash provided by investing activities decreased $21,143,913, from $22,630,096 in the 2013 Quarter to $1,486,183 in the 2014 Quarter.  This decrease was primarily due to proceeds we received from the prepayment of the mortgage note receivable and lease financing arrangement by Teal Jones during the 2013 Quarter.

 Financing Activities

Cash used in financing activities increased $294,254, from $334,573 in the 2013 Quarter to $628,827  in the 2014 Quarter. This increase  was primarily due to the increase in distributions to noncontrolling interests.

Distributions

We, at our Manager’s discretion, made monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2014 Quarter, we made distributions to our Manager, additional members and noncontrolling interests of $0, $0, and $628,827, respectively. Distributions made during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments.

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

        From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. In light of the arbitration panel’s ruling, we accrued approximately $4,700,000. We have filed for the right to appeal the arbitration panel’s ruling. Future events may change the approximate amount of the accrual.

         During 2008, a joint venture owned 45% by us and 55% by Fund Twelve purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000. In addition, our wholly-owned subsidiary, ICON EAR II, LLC, purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom.

        Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at March 31, 2014 and December 31, 2013 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At March 31, 2014 and December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

        We have entered into remarketing agreements with third parties.  Residual proceeds received in excess of specific amounts will be shared with these third parties in accordance with the terms of the remarketing agreements.  The present value of the obligations related to these agreements was approximately $199,000 at March 31, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended March 31, 2014.

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

May 7, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)