Form 10-Q
period 2014-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2014-08-08
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on August 4, 2014 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,189,153	$16,626,672
Current portion of net investment in notes receivable	5,580,395	7,340,974
Assets held for sale	1,162,104	1,551,590
Income tax receivable	1,525,563	1,525,563
Other current assets	26,899	36,231
Total current assets	18,484,114	27,081,030
Non-current assets:
Net investment in notes receivable, less current portion	5,213,051	8,009,255
Leased equipment at cost (less accumulated depreciation of
of $5,033,686 and $2,091,462, respectively)	10,380,609	15,325,821
Investment in joint ventures	12,986,575	12,162,693
Other non-current assets	79,178	86,215
Total non-current assets	28,659,413	35,583,984
Total assets	$47,143,527	$62,665,014

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	5,482,229	5,540,855
Total liabilities	5,482,229	5,540,855

Commitments and contingencies (Note 12)

Equity:
Members’ equity:
Additional members	40,799,104	55,045,259
Manager	(2,815,851)	(2,671,951)
Accumulated other comprehensive income	267,532	279,991
Total members' equity	38,250,785	52,653,299
Noncontrolling interests	3,410,513	4,470,860
Total equity	41,661,298	57,124,159
Total liabilities and equity	$47,143,527	$62,665,014

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue and other income:
Finance income	$475,936	$776,228	$949,306	$2,155,966
Rental income	2,076,735	743,231	4,153,470	1,486,462
Income from investment in joint ventures	398,731	181,494	810,372	181,082
Gain on sale of leased equipment	74,809	-	74,809	-
Total revenue and other income	3,026,211	1,700,953	5,987,957	3,823,510
Expenses:
General and administrative	743,732	1,178,373	1,412,659	1,613,145
Depreciation	1,685,713	398,272	3,371,426	796,544
Impairment loss	273,928	-	273,928	-
Interest	10,286	24,011	18,793	193,956
Loss (gain) on derivative financial instruments	8,325	9,067	4,255	(20,859)
Loss on disposition of assets of foreign investment	-	-	-	610,732
Total expenses	2,721,984	1,609,723	5,081,061	3,193,518
Income before income taxes	304,227	91,230	906,896	629,992
Income tax benefit	-	-	-	109,616
Net income	304,227	91,230	906,896	739,608
Less: net income attributable to noncontrolling interests	47,526	144,664	144,618	289,061
Net income (loss) attributable to Fund Eleven	256,701	(53,434)	762,278	450,547

Other comprehensive (loss) income:
Currency translation adjustments during the period	(10,628)	57,932	(12,459)	(79,204)
Currency translation adjustments reclassified to net income	-	-	-	610,732
Total other comprehensive (loss) income	(10,628)	57,932	(12,459)	531,528
Comprehensive income	293,599	149,162	894,437	1,271,136
Less: comprehensive income attributable to noncontrolling
interests	47,526	144,664	144,618	289,061
Comprehensive income attributable to Fund Eleven	$246,073	$4,498	$749,819	$982,075

Net income (loss) attributable to Fund Eleven allocable to:
Additional members	$254,134	$(52,900)	$754,655	$446,041
Manager	2,567	(534)	7,623	4,506
	$256,701	$(53,434)	$762,278	$450,547

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net income (loss) attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$0.70	$(0.15)	$2.08	$1.23

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests			Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Income	Equity	Interests	Equity
Balance, December 31, 2013	362,656	$55,045,259	$(2,671,951)	$279,991	$52,653,299	$4,470,860	$57,124,159

Net income	-	500,521	5,056	-	505,577	97,092	602,669
Currency translation adjustments	-	-	-	(1,831)	(1,831)	-	(1,831)
Distributions	-	-	-	-	-	(628,827)	(628,827)
Balance, March 31, 2014 (unaudited)	362,656	55,545,780	(2,666,895)	278,160	53,157,045	3,939,125	57,096,170

Net income	-	254,134	2,567	-	256,701	47,526	304,227
Currency translation adjustments	-	-	-	(10,628)	(10,628)	-	(10,628)
Distributions	-	(15,000,810)	(151,523)	-	(15,152,333)	(576,138)	(15,728,471)
Balance, June 30, 2014 (unaudited)	362,656	$40,799,104	$(2,815,851)	$267,532	$38,250,785	$3,410,513	$41,661,298

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$906,896	$739,608
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(160,400)	(211,153)
Income from investment in joint ventures	(810,372)	(181,082)
Gain on sale of leased equipment	(74,809)	-
Depreciation	3,371,426	796,544
Impairment loss	273,928	-
Loss (gain) on derivative financial instruments	4,255	(20,859)
Deferred tax benefit	-	1,415,947
Interest expense, other	16,614	(67,164)
Loss on disposition of assets of foreign investment	-	610,732
Changes in operating assets and liabilities:
Collection of finance leases	-	548,876
Other assets	12,114	75,087
Accrued expenses and other liabilities	(47,844)	147,658
Due from Manager and affiliates	-	(11,801)
Income tax receivable	-	(1,525,563)
Net cash provided by operating activities	3,491,808	2,316,830
Cash flows from investing activities:
Investment in note receivable	-	(3,201,000)
Principal received on notes receivable	4,717,183	2,849,437
Proceeds from sales of leased equipment	1,723,341	5,094,877
Principal received on mortgage note receivable	-	16,970,813
Investment in joint venture	(13,510)	(11,101,155)
Net cash provided by investing activities	6,427,014	10,612,972
Cash flows from financing activities:
Distributions to members	(15,152,333)	-
Distributions to noncontrolling interests	(1,204,965)	(669,148)
Net cash used in financing activities	(16,357,298)	(669,148)
Effects of exchange rates on cash and cash equivalents	957	(10,378)
Net (decrease) increase in cash and cash equivalents	(6,437,519)	12,250,276
Cash and cash equivalents, beginning of period	16,626,672	6,963,672
Cash and cash equivalents, end of period	$10,189,153	$19,213,948

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

June 30, 2014

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies guidance to the release of the cumulative translation adjustment when an entity sells all or part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of ASU 2013-05 became effective for us on January 1, 2014 and did not have a material effect on our consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

(3)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2014	2013
Principal outstanding	$10,869,210	$15,517,421
Deferred fees	(75,764)	(167,192)
Net investment in notes receivable	10,793,446	15,350,229
Less: current portion of net investment in notes receivable	5,580,395	7,340,974
Net investment in notes receivable, less current portion	$5,213,051	$8,009,255

         Subsequent to the arbitration panel’s ruling in February 2014 (see Note 12), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable.  Our Manager believes that ZIM is not entitled to offset its obligations under the notes receivable by the seller’s credits.  As a result, our Manager believes that ZIM is in default of its obligations and that it is unlikely that ZIM will make any past due or future repayments on the notes receivable until our appeal of the arbitration panel’s ruling is resolved.  Accordingly, during the three months ended March 31, 2014, we placed the notes receivable on non-accrual status. As of June 30, 2014, the notes receivable related to ZIM totaled approximately $5,351,000.

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with a term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,301,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $125,000. The prepayment fee was recognized as additional finance income.

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

	June 30,	December 31,
	2014	2013
Mining equipment	$15,414,295	$17,417,283
Less: accumulated depreciation	5,033,686	2,091,462
Leased equipment at cost, less accumulated depreciation	$10,380,609	$15,325,821

Depreciation expense was $1,685,713 and $398,272 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $3,371,426 and $796,544 for the six months ended June 30, 2014 and 2013, respectively.

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

On June 30, 2014, we sold 100% of the limited liability company interests of ICON Murray V, LLC (“ICON Murray V”) to Hardwood Partners, LLC (“Hardwood”) for $1,621,200. As a result, we recorded a gain on sale of approximately $75,000.

(5)  Assets Held for Sale

On June 26, 2014, we sold a portion of the auto parts manufacturing equipment previously leased to Heuliez SA and Heuliez Investissements SNC (collectively, “Heuliez”) for approximately $102,000. No gain or loss was recorded as a result of this transaction.

Our Manager periodically reviews the fair value of our assets held for sale. During the three months ended June 30, 2014, we recognized an impairment charge of approximately $274,000 based on recent negotiations for the sale of our remaining auto parts manufacturing equipment previously leased to Heuliez.

(6)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. from Standard Chartered Bank.

The results of operations of the joint venture are summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue	$971,586	$1,967,275
Net income	$952,687	$1,940,033
Our share of net income	$398,750	$810,458

(7)  Revolving Line of Credit, Recourse

         We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien.  Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of future receivables under certain loans and lease agreements in which we had a beneficial interest.

         The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate plus 2.5%

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

         On January 8, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of the termination.

(8)  Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three and six months ended June 30, 2014, there was no income tax benefit or expense.  For the three months ended June 30, 2013, there was no income tax benefit or expense.  For the six months ended June 30, 2013, the current income tax benefit was $1,525,563 and deferred income tax expense was $1,415,947. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for 2008 and subsequent periods.  We have not identified any material uncertain tax positions as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, we had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying its obligations in connection with the mortgage note receivable and finance lease during the three months ended March 31, 2013. As of June 30, 2014 and December 31, 2013, we fully reserved our deferred tax asset of approximately $2,400,000 in relation to the unused net operating losses that we do not expect to be able to realize. In July 2014, we received the tax refund of approximately $1,525,000.

(9)  Transactions with Related Parties

We paid distributions to our Manager of $151,523 for the three and six months ended June 30, 2014. We did not pay any distributions to our Manager for the three and six months ended June 30, 2013. Our Manager’s interest in the net income attributable to us was $2,567 and $7,623 for the three and six months ended June 30, 2014, respectively. Our Manager’s interest in the net (loss) income attributable to us was $(534) and $4,506 for the three and six months ended June 30, 2013, respectively.

Our Manager has waived the following fees in relation to services provided during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Manager	Management fees	$145,180	$134,969	$302,614	$781,887
ICON Capital, LLC	Manager	Administrative expense
		reimbursements	131,772	127,619	273,983	325,082
ICON Capital, LLC	Manager	Acquisition fees	-	888,428	-	987,428
			$276,952	$1,151,016	$576,597	$2,094,397

At June 30, 2014, we had a receivable due from our Manager and its affiliates of $562, which is included in other current assets on our consolidated balance sheets. At December 31, 2013, we had no related party receivable or payable.

(10)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which related to accumulated unrealized gains on currency translation adjustments, was $267,532 and $279,991 at June 30, 2014 and December 31, 2013, respectively.

(11)  Fair Value Measurements

Assets carried at fair value are classified and disclosed in one of the following three categories:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$76,444	$76,444

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$80,699	$80,699

As of June 30, 2014 and December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on our fixed-rate notes receivable was discounted at rates ranging between 15% and 15.76% per year.

	June 30, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$10,825,945	$10,935,454

(12)  Commitments and Contingencies

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

         Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at June 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At June 30, 2014 and December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

         We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $180,000 at June 30, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

(13)  Subsequent Events

In July 2014, we received an income tax refund of approximately $1,525,000 related to Teal Jones.

On July 2, 2014, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) satisfied its obligation related to a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $6,122,000, comprised of all outstanding principal, accrued interest and a prepayment fee.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Mining Equipment

•         On June 30, 2014, we sold 100% of the limited liability company interests of ICON Murray V to Hardwood for $1,621,200.  As a result, we recorded a gain on sale of approximately $75,000.

Notes Receivable

•         On June 6, 2014, NTS satisfied their obligations in connection with a term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,301,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $125,000.  The prepayment fee was recognized as additional finance income.

Assets Held for Sale

•          On June 26, 2014, we sold a portion of the auto parts manufacturing equipment previously leased to Heuliez for approximately $102,000. No gain or loss was recorded as a result of this transaction.

•          Our Manager periodically reviews the fair value of our assets held for sale. During the three months ended June 30, 2014, we recognized an impairment charge of approximately $274,000 based on recent negotiations for the sale of our remaining auto parts manufacturing equipment previously leased to Heuliez.

 Subsequent Events

•         In July 2014, we received an income tax refund of approximately $1,525,000 related to Teal Jones.

•         On July 2, 2014, SAE satisfied its obligation related to a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $6,122,000, comprised of all outstanding principal, accrued interest and a prepayment fee.

Recent Accounting Pronouncements

          In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements. We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Seismic imaging equipment	$5,442,943	50%	$5,386,064	35%
Marine - container vessels(1)	5,350,503	50%	6,740,685	44%
Telecommunications equipment	-	-	3,223,480	21%
	$10,793,446	100%	$15,350,229	100%

(1) Subsequent to the sale of the Marine-container vessels in 2011, the remaining note receivable is unsecured. In addition, the note receivable was placed on non-accrual status during the 2014 Period (as defined below).

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
NTS Communications, Inc.	Telecommunications equipment	58%	5%
SAExploration, Inc.	Seismic imaging equipment	41%	24%
Heuliez S.A.	Auto parts manufacturing equipment	1%	17%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	-	54%
		100%	100%

Finance income from our net investment in notes receivable and net investment in finance leases are included in finance income in our consolidated statements of comprehensive income.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$10,380,609	100%	$15,325,821	100%

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

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Finance income	$475,936	$776,228	$(300,292)
Rental income	2,076,735	743,231	1,333,504
Income from investment in joint ventures	398,731	181,494	217,237
Gain on sale of leased equipment	74,809	-	74,809
Total revenue and other income	$3,026,211	$1,700,953	$1,325,258

Total revenue and other income for the 2014 Quarter increased $1,325,258, or 77.9%, as compared to the 2013 Quarter. The increase in revenue was primarily due to entering into two new operating leases and one new joint venture during or subsequent to the 2013 Quarter. The decrease in finance income was primarily a result of the note receivable with ZIM being placed on non-accrual status during the 2014 Period (as defined below) and the termination of our finance lease with Heuliez in 2013.

         Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
General and administrative	$743,732	$1,178,373	$(434,641)
Depreciation	1,685,713	398,272	1,287,441
Impairment loss	273,928	-	273,928
Interest	10,286	24,011	(13,725)
Loss on derivative financial instruments	8,325	9,067	(742)
Total expenses	$2,721,984	$1,609,723	$1,112,261

Total expenses for the 2014 Quarter increased $1,112,261, or 69.1%, as compared to the 2013 Quarter. The increase in total expenses was primarily due to depreciation recognized on our purchased assets related to two new operating leases we entered into subsequent to the 2013 Quarter and an impairment charge recognized during the 2014 Quarter in connection with assets held for sale. This increase was partially offset by a decrease in general and administrative expenses primarily due to withholding taxes related to Teal Jones that were incurred in the 2013 Quarter with no comparable amount incurred in the 2014 Quarter.

Income Tax Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the 2014 Quarter and 2013 Quarter as a result of our foreign subsidiaries ceasing operations.

Other Comprehensive (Loss) Income

Other comprehensive loss for the 2014 Quarter was $10,628, as compared to other comprehensive income of $57,932 for the 2013 Quarter. This change was due to currency translation adjustments in connection with the lease financing arrangement with Heuliez in the 2013 Quarter.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Quarter and the 2013  Quarter was $256,701 and $(53,434), respectively. Net income (loss) attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2014 Quarter and the 2013  Quarter was $0.70 and $(0.15), respectively.

Results of Operations for the Six Months Ended June 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
NTS Communications, Inc.	Telecommunications equipment	41%	3%
SAExploration, Inc.	Seismic imaging equipment	41%	17%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels(1)	17%	41%
Heuliez S.A.	Auto parts manufacturing equipment	1%	13%
Teal Jones	Lumber processing equipment	-	26%
		100%	100%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.  In addition, the note receivable was placed on non-accrual status during the 2014 Period.

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

Operating Lease Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
Murray Energy Corporation	Mining equipment	100%	-
Pliant Corporation	Plastic processing and printing equipment	-	100%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2014 Period and the 2013 Period is summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Finance income	$949,306	$2,155,966	$(1,206,660)
Rental income	4,153,470	1,486,462	2,667,008
Income from investment in joint ventures	810,372	181,082	629,290
Gain on sale of leased equipment	74,809	-	74,809
Total revenue and other income	$5,987,957	$3,823,510	$2,164,447

Total revenue and other income for the 2014 Period increased $2,164,447, or 56.6%, as compared to the 2013 Period. The increase in revenue was primarily due to entering into two new operating leases and one new joint venture during or subsequent to the 2013 Period.  The decrease in finance income was a result of (i) Teal Jones satisfying its obligations during the 2013 Period in connection with the mortgage note receivable and lease financing arrangement, (ii) the termination of our lease with Heuliez in 2013 and (iii) the note receivable with ZIM being placed on non-accrual status during the 2014 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
General and administrative	$1,412,659	$1,613,145	$(200,486)
Depreciation	3,371,426	796,544	2,574,882
Impairment loss	273,928	-	273,928
Interest	18,793	193,956	(175,163)
Loss (gain) on derivative financial instruments	4,255	(20,859)	25,114
Loss on disposition of assets of foreign investment	-	610,732	(610,732)
Total expenses	$5,081,061	$3,193,518	$1,887,543

Total expenses for the 2014 Period increased $1,887,543, or 59.1%, as compared to the 2013 Period. The increase in total expenses was primarily due to depreciation recognized on our purchased assets related to two new operating leases we entered into subsequent to the 2013 Period and an impairment charge recognized during the 2014 Period in connection with assets held for sale.  This increase was partially offset by the decrease in loss on disposition of assets of foreign investment in connection with the prepayment by Teal Jones, which occurred during the 2013 Period.  The decrease in general and administrative expenses was primarily due to withholding taxes related to Teal Jones that were incurred during the 2013 Period with no comparable amount incurred in the 2014 Period.

Income Tax Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the 2014 Period as a result of our foreign subsidiaries ceasing operations. For the 2013 Period, the income tax benefit was $1,525,563 and the deferred income tax expense was $1,415,947.

Other Comprehensive (Loss) Income

Other comprehensive loss for the 2014 Period was $12,459, as compared to other comprehensive income of $531,528 for the 2013 Period. This change was primarily due to the release of the accumulation of currency translation adjustments during the 2013 Period in connection with the Teal Jones prepayment of the mortgage note receivable and lease financing arrangement.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2014 Period and the 2013 Period was $762,278 and $450,547, respectively. Net income attributable to us per weighted average additional Share outstanding for the 2014 Period and the 2013 Period was $2.08 and $1.23, respectively.

Financial Condition

        This section discusses the major balance sheet variances at June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $15,521,487, from $62,665,014 at December 31, 2013 to $47,143,527 at June 30, 2014.   The decrease was primarily the result of distributions paid to our members and noncontrolling interests, partially offset by operating income for the 2014 Period.

Current Assets

Current assets decreased $8,596,916, from $27,081,030 at December 31, 2013 to $18,484,114 at June 30, 2014. The decrease was primarily due to distributions paid to our members and noncontrolling interests, partially offset by operating income for the 2014 Period and proceeds received from the sale of leased equipment during the 2014 Period.

Equity

Equity decreased $15,462,861, from $57,124,159 at December 31, 2013 to $41,661,298 at June 30, 2014.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, partially offset by our net income for the 2014 Period.

Liquidity and Capital Resources

Summary

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $10,189,153 and $16,626,672, respectively.  During the six months ended June 30, 2014, our main sources of cash were from collections on operating leases and principal and interest received on our notes receivable.  Our main use of cash was distributions to our members and noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2014, the cash reserve was $1,825,993.

As we previously indicated to our members, we have experienced liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012.  We extended our operating period two years and did not pay any distributions during this extended operating period.  We commenced our liquidation period on May 1, 2014, which we expect to continue for approximately one year. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,174,978, from $2,316,830 in the 2013 Period to $3,491,808 in the 2014 Period.   This increase was primarily a result of increased rental receipts from two new operating leases we entered into subsequent to the 2013 Period, partially offset by the termination of one operating lease, one mortgage note receivable and two finance leases during or subsequent to the 2013 Period.

Investing Activities

         Cash provided by investing activities decreased $4,185,958, from $10,612,972 in the 2013 Period to $6,427,014 in the 2014 Period.  This decrease was primarily due to proceeds we received from the prepayment of the mortgage note receivable and lease financing arrangement by Teal Jones during the 2013 Period, partially offset by less cash used to make investments in the 2014 Period.

 Financing Activities

Cash used in financing activities increased $15,688,150, from $669,148 in the 2013 Period to $16,357,298  in the 2014 Period. This increase  was due to an increase in distributions paid to our members and noncontrolling interests.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2014 Period, we paid distributions to our Manager, additional members and noncontrolling interests of $151,523, $15,000,810 and $1,204,965, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments.

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

        Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at June 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $290,000 and the carrying value of our investment in the joint venture was approximately $134,000.  At June 30, 2014 and December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which is included in assets held for sale on the consolidated balance sheets.

        We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $180,000 at June 30, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2014.

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

August 7, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)