Form 10-Q
period 2014-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2014-11-07
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on November 4, 2014 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,454,446	$16,626,672
Current portion of net investment in notes receivable	5,350,503	7,340,974
Assets held for sale	88,738	1,551,590
Income tax receivable	-	1,525,563
Due from Manager and affiliates	26,339	-
Other current assets	-	36,231
Total current assets	24,920,026	27,081,030
Non-current assets:
Net investment in notes receivable, less current portion	-	8,009,255
Leased equipment at cost (less accumulated depreciation of
of $6,601,270 and $2,091,462, respectively)	8,813,025	15,325,821
Investment in joint ventures	13,294,288	12,162,693
Other non-current assets	-	86,215
Total non-current assets	22,107,313	35,583,984
Total assets	$47,027,339	$62,665,014

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	6,297,161	5,540,855
Total liabilities	6,297,161	5,540,855

Commitments and contingencies (Note 12)

Equity:
Members’ equity:
Additional members	40,492,476	55,045,259
Manager	(2,818,948)	(2,671,951)
Accumulated other comprehensive income	178,410	279,991
Total members' equity	37,851,938	52,653,299
Noncontrolling interests	2,878,240	4,470,860
Total equity	40,730,178	57,124,159
Total liabilities and equity	$47,027,339	$62,665,014

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue and other income:
Finance income	$642,472	$809,322	$1,591,778	$2,965,288
Rental income	1,906,537	1,253,515	6,060,007	2,739,977
Income from investment in joint ventures	399,024	367,608	1,209,396	548,690
Loss on sale of leased equipment	(425,092)	-	(350,283)	-
Total revenue and other income	2,522,941	2,430,445	8,510,898	6,253,955
Expenses:
General and administrative	251,160	213,923	1,663,819	1,827,068
Depreciation	1,567,584	804,020	4,939,010	1,600,564
Impairment loss	28,407	-	302,335	-
Credit loss reserve	-	2,323,655	-	2,323,655
Loss on litigation	823,059	-	823,059	-
Interest	8,071	24,681	26,864	218,637
Remarketing expense	-	913,891	-	913,891
Loss (gain) on derivative financial instruments	57,501	5,788	61,756	(15,071)
Loss on disposition of assets of foreign investment	-	-	-	610,732
Total expenses	2,735,782	4,285,958	7,816,843	7,479,476
(Loss) income before income taxes	(212,841)	(1,855,513)	694,055	(1,225,521)
Income tax benefit	-	-	-	109,616
Net (loss) income	(212,841)	(1,855,513)	694,055	(1,115,905)
Less: net income (loss) attributable to noncontrolling interests	96,884	(245,929)	241,502	43,132
Net (loss) income attributable to Fund Eleven	(309,725)	(1,609,584)	452,553	(1,159,037)

Other comprehensive (loss) income:
Currency translation adjustments during the period	(89,122)	147,805	(101,581)	68,601
Currency translation adjustments reclassified to net loss	-	-	-	610,732
Total other comprehensive (loss) income	(89,122)	147,805	(101,581)	679,333
Comprehensive (loss) income	(301,963)	(1,707,708)	592,474	(436,572)
Less: comprehensive income (loss) attributable to noncontrolling
interests	96,884	(245,929)	241,502	43,132
Comprehensive (loss) income attributable to Fund Eleven	$(398,847)	$(1,461,779)	$350,972	$(479,704)

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(306,628)	$(1,593,489)	$448,027	$(1,147,448)
Manager	(3,097)	(16,095)	4,526	(11,589)
	$(309,725)	$(1,609,584)	$452,553	$(1,159,037)

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(0.85)	$(4.39)	$1.24	$(3.16)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests			Accumulated
				Other	Total
		Additional		Comprehensive	Members'	Noncontrolling	Total
		Members	Manager	Income	Equity	Interests	Equity
Balance, December 31, 2013	362,656	$55,045,259	$(2,671,951)	$279,991	$52,653,299	$4,470,860	$57,124,159

Net income	-	500,521	5,056	-	505,577	97,092	602,669
Currency translation adjustments	-	-	-	(1,831)	(1,831)	-	(1,831)
Distributions	-	-	-	-	-	(628,827)	(628,827)
Balance, March 31, 2014 (unaudited)	362,656	55,545,780	(2,666,895)	278,160	53,157,045	3,939,125	57,096,170

Net income	-	254,134	2,567	-	256,701	47,526	304,227
Currency translation adjustments	-	-	-	(10,628)	(10,628)	-	(10,628)
Distributions	-	(15,000,810)	(151,523)	-	(15,152,333)	(576,138)	(15,728,471)
Balance, June 30, 2014 (unaudited)	362,656	40,799,104	(2,815,851)	267,532	38,250,785	3,410,513	41,661,298

Net (loss) income	-	(306,628)	(3,097)	-	(309,725)	96,884	(212,841)
Currency translation adjustments	-	-	-	(89,122)	(89,122)	-	(89,122)
Distributions	-	-	-	-	-	(629,157)	(629,157)
Balance, September 30, 2014 (unaudited)	362,656	$40,492,476	$(2,818,948)	$178,410	$37,851,938	$2,878,240	$40,730,178

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$694,055	$(1,115,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(236,164)	(344,633)
Loss on litigation	823,059	-
Income from investment in joint ventures	(1,209,396)	(548,690)
Loss on sale of leased equipment	350,283	-
Depreciation	4,939,010	1,600,564
Impairment loss	302,335	-
Credit loss reserve	-	2,323,655
Remarketing expense	-	913,891
Loss (gain) on derivative financial instruments	61,756	(15,071)
Deferred tax benefit	-	1,415,947
Interest expense, other	25,462	(102,632)
Loss on disposition of assets of foreign investment	-	610,732
Changes in operating assets and liabilities:
Collection of finance leases	-	930,070
Other assets	60,690	53,663
Accrued expenses and other liabilities	(64,820)	186,484
Due from Manager and affiliates	(26,339)	(11,801)
Distributions from joint venture	93,697	-
Income tax receivable	1,525,563	(1,525,563)
Net cash provided by operating activities	7,339,191	4,370,711
Cash flows from investing activities:
Investment in notes receivable	-	(3,201,000)
Purchase of equipment	-	(17,085,838)
Principal received on notes receivable	10,235,890	4,386,746
Proceeds from sales of leased equipment	2,391,524	5,094,877
Principal received on mortgage note receivable	-	16,970,813
Investment in joint venture	(15,896)	(11,101,155)
Distributions received from joint venture in excess of profits	-	1,508
Net cash provided by (used in) investing activities	12,611,518	(4,934,049)
Cash flows from financing activities:
Distributions to members	(15,152,333)	-
Investment by noncontrolling interests	-	4,978,027
Distributions to noncontrolling interests	(1,834,122)	(1,136,545)
Net cash (used in) provided by financing activities	(16,986,455)	3,841,482
Effects of exchange rates on cash and cash equivalents	(136,480)	6,347
Net increase in cash and cash equivalents	2,827,774	3,284,491
Cash and cash equivalents, beginning of period	16,626,672	6,963,672
Cash and cash equivalents, end of period	$19,454,446	$10,248,163

Supplemental disclosure of cash flow information:
Equipment purchased with remarketing liability	$-	$181,890
Acquisition fee paid by noncontrolling interest	$-	$149,555

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

(unaudited)

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

(3)  Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2014	2013
Principal outstanding	$5,350,503	$15,517,421
Deferred fees	-	(167,192)
Net investment in notes receivable	5,350,503	15,350,229
Less: current portion of net investment in notes receivable	5,350,503	7,340,974
Net investment in notes receivable, less current portion	$-	$8,009,255

Subsequent to the arbitration panel’s ruling in February 2014 (see Note 12), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable.  Our Manager believes that ZIM is not entitled to offset its obligations under the notes receivable by the seller’s credits.  As a result, our Manager believes that ZIM is in default of its obligations and that it is unlikely that ZIM will make any past due or future repayments on the notes receivable, if at all, until we and ZIM resolve our dispute regarding the seller’s credits.  Accordingly, during the three months ended March 31, 2014, we placed the notes receivable on non-accrual status. As of September 30, 2014, the notes receivable related to ZIM totaled approximately $5,351,000.

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with a secured term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,301,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $125,000. The prepayment fee was recognized as additional finance income.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

On July 2, 2014, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) satisfied its obligation in connection with a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $6,122,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $599,000. The prepayment fees were recognized as additional finance income.

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2014	2013
Mining equipment	$15,414,295	$17,417,283
Less: accumulated depreciation	6,601,270	2,091,462
Leased equipment at cost, less accumulated depreciation	$8,813,025	$15,325,821

Depreciation expense was $1,567,584 and $804,020 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $4,939,010 and $1,600,564 for the nine months ended September 30, 2014 and 2013, respectively.

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

On June 30, 2014, we sold 100% of the limited liability company interests of ICON Murray V, LLC (“ICON Murray V”) to Hardwood Partners, LLC (“Hardwood”) for $1,621,200. As a result, we recorded a gain on sale of approximately $75,000.

(5)  Assets Held for Sale

On June 26, 2014, we sold a portion of the auto parts manufacturing equipment previously leased to Heuliez SA and Heuliez Investissements SNC (collectively, “Heuliez”) for approximately $102,000. No gain or loss was recorded as a result of this transaction. As a result of our Manager’s periodical review of the fair value of our assets held for sale, we recognized an impairment charge of approximately $274,000 based on negotiations with a third party for the sale of the remaining auto parts manufacturing equipment during the three months ended June 30, 2014.

Due to certain logistical restraints surrounding the sale of the remaining auto parts manufacturing equipment, our Manager determined during the three months ended September 30, 2014, that it was in our best interests to sell such equipment to Heuliez rather than the third party with whom we were in negotiations during the three months ended June 30, 2014. Accordingly, on September 26, 2014, we sold the remaining auto parts manufacturing equipment to Heuliez for approximately $668,000.  As a result of this transaction, we recorded a loss on sale of equipment of approximately $425,000.

Our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), owns real property that was classified as assets held for sale at September 30, 2014 and December 31, 2013. During the three months ended September 30, 2014, we recognized an impairment charge of approximately $28,000 based on the estimated fair value less cost to sell the real property.

(6)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. from Standard Chartered Bank.

The results of operations of the joint venture are summarized below:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$1,041,164	$895,272	$3,008,438	$1,335,011
Net income	$1,030,902	$887,864	$2,970,934	$1,321,616
Our share of net income	$430,993	$371,659	$1,241,256	$553,294

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

         The interest rate for general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

         On January 8, 2014, the Facility with CB&T was terminated.  There were no obligations outstanding as of the date of the termination.

(8)  Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three and nine months ended September 30, 2014, there was no income tax benefit or expense.  For the three months ended September 30, 2013, there was no income tax benefit or expense.  For the nine months ended September 30, 2013, the current income tax benefit was $1,525,563 and deferred income tax expense was $1,415,947. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for 2008 and subsequent periods.  We have not identified any material uncertain tax positions as of September 30, 2014.

As of December 31, 2013, we had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying its obligations in connection with the mortgage note receivable and finance lease during the three months ended March 31, 2013. In July 2014, we received the tax refund of approximately CAD $1,628,000 (USD $1,525,000). As of September 30, 2014 and December 31, 2013, we fully reserved our deferred tax asset of approximately $2,400,000 in relation to the unused net operating losses that we do not expect to be able to realize.

(9)  Transactions with Related Parties

We paid distributions to our Manager of $0 and $151,523 for the three and nine months ended September 30, 2014, respectively. We did not pay any distributions to our Manager for the three and nine months ended September 30, 2013. Our Manager’s interest in the net (loss) income attributable to us was $(3,097) and $4,526 for the three and nine months ended September 30, 2014, respectively. Our Manager’s interest in the net loss attributable to us was $16,095 and $11,589 for the three and nine months ended September 30, 2013, respectively.

Our Manager has waived the following fees in relation to services provided during the three and nine months ended September 30, 2014 and 2013:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Manager	Management fees	$194,820	$139,813	$497,434	$921,700
ICON Capital, LLC	Manager	Administrative expense
		reimbursements	142,719	110,432	416,702	435,514
ICON Capital, LLC	Manager	Acquisition fees	-	363,020	-	1,350,448
			$337,539	$613,265	$914,136	$2,707,662

At September 30, 2014, we had a receivable due from our Manager and its affiliates of $26,339 relating to legal expense reimbursements in connection with Global Crossing Telecommunications, Inc. At December 31, 2013, we had no related party receivable or payable.

(10)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which related to accumulated unrealized gains on currency translation adjustments, was $178,410 and $279,991 at September 30, 2014 and December 31, 2013, respectively.

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

As of December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement. On July 21, 2014, we exercised the warrants and received net cash proceeds of approximately $19,000, which resulted in a loss of approximately $58,000 and was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive (loss) income.

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

September 30, 2014

(unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. The following table summarizes the valuation of our material assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of September 30, 2014:

					Impairment Loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2014	Level 1	Level 2	Level 3	September 30, 2014
Asset held for sale (1)	$-	$-	$-	$1,044,959	$273,928
(1) Related to Heuliez, for which the impairment was recognized during the three months ended June 30, 2014.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loan based on recent transactions of this type. Principal outstanding on our fixed-rate notes receivable was discounted at a rate of 15% per year.

	September 30, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$5,350,503	$5,350,503

(12)  Commitments and Contingencies

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

         From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued approximately $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to approximately $5,523,000 during the three months ended September 30, 2014. Our Manager is in the process of assessing our recourse with respect to this matter.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

         During 2008, a joint venture owned 45% by us and 55% by Fund Twelve (“ICON EAR”) purchased and simultaneously leased back semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. In addition, ICON EAR II and ICON EAR (collectively, the “ICON EAR entities”) purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

         Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at September 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $220,000 and $290,000, respectively. At September 30, 2014 and December 31, 2013, the carrying value of our investment in the joint venture related to ICON EAR was approximately $102,000 and $134,000, respectively. At September 30, 2014 and December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $89,000 and $117,000, which is included in assets held for sale on the consolidated balance sheets.

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC (“ICON French Equipment”) to acquire certain assets from ICON French Equipment.  Subsequently, Krief breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court ruled in favor of ICON French Equipment. On October 3, 2014, ICON French Equipment reached a settlement agreement with Kreif to settle Kreif’s obligation for €520,000, payable by November 15, 2014.  Upon receipt of such amount, a gain on litigation will be recognized.

         We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $188,000 at September 30, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Notes Receivable

•         On June 6, 2014, NTS satisfied their obligations in connection with a secured term loan scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,301,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $125,000.  The prepayment fee was recognized as additional finance income.

•         On July 2, 2014, SAE satisfied its obligation in connection with a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $6,122,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $599,000. The prepayment fees were recognized as additional finance income.

Assets Held for Sale

•          On June 26, 2014, we sold a portion of the auto parts manufacturing equipment previously leased to Heuliez for approximately $102,000. No gain or loss was recorded as a result of this transaction. We recognized an impairment charge of approximately $274,000 based on negotiations with a third party for the sale of the remaining auto parts manufacturing equipment during the three months ended June 30, 2014. Due to certain logistical restraints surrounding the sale of the remaining auto parts manufacturing equipment, our Manager determined during the three months ended September 30, 2014, that it was in our best interests to sell such equipment to Heuliez rather than the third party with whom we were in negotiations during the three months ended June 30, 2014. Accordingly, on September 26, 2014, we sold the remaining auto parts manufacturing equipment to Heuliez for approximately $668,000.  As a result of this transaction, we recorded a loss on sale of equipment of approximately $425,000.

•         During the three months ended September 30, 2014, we recognized an impairment charge of approximately $28,000 based on the estimated fair value less cost to sell the real property owned by ICON EAR II.

 Foreign Income Taxes

•         In July 2014, we received an income tax refund of approximately CAD $1,628,000 (USD $1,525,000) related to Teal Jones.

Recent Accounting Pronouncements

          In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$5,350,503	100%	$6,740,685	44%
Seismic imaging equipment	-	-	5,386,064	35%
Telecommunications equipment	-	-	3,223,480	21%
	$5,350,503	100%	$15,350,229	100%

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

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
SAExploration, Inc.	Seismic imaging equipment	100%	25%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	-	46%
Heuliez S.A.	Auto parts manufacturing equipment	-	15%
NTS Communications, Inc.	Telecommunications equipment	-	14%
		100%	100%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$8,813,025	100%	$15,325,821	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Murray Energy Corporation	Mining equipment	100%	41%
Pliant Corporation	Plastic processing and printing equipment	-	59%
		100%	100%

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

Revenue and other income for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Finance income	$642,472	$809,322	$(166,850)
Rental income	1,906,537	1,253,515	653,022
Income from investment in joint ventures	399,024	367,608	31,416
Loss on sale of leased equipment	(425,092)	-	(425,092)
Total revenue and other income	$2,522,941	$2,430,445	$92,496

Total revenue and other income for the 2014 Quarter increased $92,496, or 3.8%, as compared to the 2013 Quarter. The increase in revenue was primarily due to entering into two new operating leases during the 2013 Quarter, partially offset by the loss on sale of leased equipment of approximately $425,000 in connection with Heuliez during the 2014 Quarter. The decrease in finance income was primarily a result of (i) the note receivable with ZIM being placed on non-accrual status during the 2014 Period (as defined below), (ii) the satisfaction of a secured term loan by NTS subsequent to the 2013 Quarter and (iii) the termination of our finance lease with Heuliez in 2013, and (iv) partially offset by finance income recognized from prepayment fees received due to SAE’s prepayment of its secured term loan during the 2014 Quarter.

         Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
General and administrative	$251,160	$213,923	$37,237
Depreciation	1,567,584	804,020	763,564
Impairment loss	28,407	-	28,407
Credit loss reserve	-	2,323,655	(2,323,655)
Loss on litigation	823,059	-	823,059
Interest	8,071	24,681	(16,610)
Remarketing expense	-	913,891	(913,891)
Loss on derivative financial instruments	57,501	5,788	51,713
Total expenses	$2,735,782	$4,285,958	$(1,550,176)

Total expenses for the 2014 Quarter decreased $1,550,176, or 36.2%, as compared to the 2013 Quarter. The decrease in total expenses was primarily due to a credit loss reserve of $2,323,655 recorded in connection with Heuliez during the 2013 Quarter. In addition, during the 2013 Quarter, we recognized a remarketing expense related to the sale of equipment previously under lease with Pliant Corporation (“Pliant”) with no comparable expense during the 2014 Quarter. The decrease was partially offset by a loss on litigation recorded during the 2014 Quarter as a result of the ZIM arbitration ruling and subsequent denial of the right to appeal (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and an increase in depreciation expense recognized on our purchased assets related to two new operating leases we entered into during the 2013 Quarter.

Income Tax Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the 2014 Quarter and 2013 Quarter as a result of our foreign subsidiaries ceasing operations.

Other Comprehensive (Loss) Income

Other comprehensive loss for the 2014 Quarter was $89,122, as compared to other comprehensive income of $147,805 for the 2013 Quarter. This change was due to unfavorable movements in foreign exchange rates for the 2014 Quarter as compared to favorable movements in foreign exchange rates for the 2013 Quarter related to Heuliez.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2014 Quarter and the 2013  Quarter was $309,725 and $1,609,584, respectively. Net loss attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2014 Quarter and the 2013  Quarter was $0.85 and $4.39, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
SAExploration, Inc.	Seismic imaging equipment	67%	19%
NTS Communications, Inc.	Telecommunications equipment	24%	5%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels(1)	8%	43%
Heuliez S.A.	Auto parts manufacturing equipment	1%	14%
Teal Jones	Lumber processing equipment	-	19%
		100%	100%

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

Operating Lease Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
Murray Energy Corporation	Mining equipment	100%	19%
Pliant Corporation	Plastic processing and printing equipment	-	81%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue and other income for the 2014 Period and the 2013 Period is summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Finance income	$1,591,778	$2,965,288	$(1,373,510)
Rental income	6,060,007	2,739,977	3,320,030
Income from investment in joint ventures	1,209,396	548,690	660,706
Loss on sale of leased equipment	(350,283)	-	(350,283)
Total revenue and other income	$8,510,898	$6,253,955	$2,256,943

Total revenue and other income for the 2014 Period increased $2,256,943, or 36.1%, as compared to the 2013 Period. The increase in revenue was primarily due to entering into two new operating leases and one new joint venture during the 2013 Period.  The decrease in finance income was a result of (i) the note receivable with ZIM being placed on non-accrual status during the 2014 Period, (ii) Teal Jones satisfying its obligations during the 2013 Period in connection with the mortgage note receivable and lease financing arrangement and (iii) partially offset by finance income recognized from prepayment fees received due to NTS’ and SAE’s prepayments of the secured term loans during the 2014 Period. The loss on sale of leased equipment recognized during the 2014 Period related to the sale of equipment in connection with Heuliez of approximately $425,000, offset by a gain of approximately $75,000 on sale of equipment previously on lease to Murray.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
General and administrative	$1,663,819	$1,827,068	$(163,249)
Depreciation	4,939,010	1,600,564	3,338,446
Impairment loss	302,335	-	302,335
Credit loss reserve	-	2,323,655	(2,323,655)
Loss on litigation	823,059	-	823,059
Interest	26,864	218,637	(191,773)
Remarketing expense	-	913,891	(913,891)
Loss (gain) on derivative financial instruments	61,756	(15,071)	76,827
Loss on disposition of assets of foreign investment	-	610,732	(610,732)
Total expenses	$7,816,843	$7,479,476	$337,367

Total expenses for the 2014 Period increased $337,367, or 4.5%, as compared to the 2013 Period. The increase in total expenses was primarily due to (i) an increase in depreciation expense recognized on our purchased assets related to two new operating leases we entered into during the 2013 Period, (ii) a loss on litigation recorded during the 2014 Period as a result of the ZIM arbitration ruling and subsequent denial of the right to appeal (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and (iii) an impairment charge recorded during the 2014 Period in connection with the equipment that was classified as held for sale prior to its sale during the 2014 Period. These increases were partially offset by decreases related to (i) a credit loss reserve recorded in connection with Heuliez in the 2013 Period, (ii) a remarketing expense related to the sale of equipment previously under lease with Pliant during the 2013 Period and (iii) a loss on disposition of assets of foreign investment in connection with the prepayment by Teal Jones during the 2013 Period.

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

Other Comprehensive (Loss) Income

Other comprehensive loss for the 2014 Period was $101,581, as compared to other comprehensive income of $679,333 for the 2013 Period. This change was primarily due to the release of the accumulation of currency translation adjustments during the 2013 Period in connection with the Teal Jones prepayment of the mortgage note receivable and lease financing arrangement.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Period and the 2013 Period was $452,553 and $(1,159,037), respectively. Net income (loss) attributable to us per weighted average additional Share outstanding for the 2014 Period and the 2013 Period was $1.24 and $(3.16), respectively.

Financial Condition

        This section discusses the major balance sheet variances at September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $15,637,675, from $62,665,014 at December 31, 2013 to $47,027,339 at September 30, 2014.   The decrease was primarily the result of distributions paid to our members and noncontrolling interests, partially offset by net income for the 2014 Period.

Current Assets

Current assets decreased $2,161,004, from $27,081,030 at December 31, 2013 to $24,920,026 at September 30, 2014. The decrease was primarily due to distributions paid to our members and noncontrolling interests, partially offset by proceeds received from  the repayment of certain notes receivable, proceeds received from the sale of leased equipment, the receipt of the income tax receivable and net income for the 2014 Period.

Total Liabilities

Liabilities increased $756,306, from $5,540,855 at December 31, 2013 to $6,297,161 at September 30, 2014.  The increase was primarily due to the increase in accrual related to the ZIM arbitration (See “Commitments and Contingencies and Off-Balance Sheet Transactions”).

Equity

Equity decreased $16,393,981, from $57,124,159 at December 31, 2013 to $40,730,178 at September 30, 2014.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, partially offset by our net income for the 2014 Period.

Liquidity and Capital Resources

Summary

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $19,454,446 and $16,626,672, respectively.  During the nine months ended September 30, 2014, our main sources of cash were from collections on operating leases and principal and interest received on our notes receivable.  Our main use of cash was distributions to our members and noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2014, the cash reserve was $1,825,993.

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

Cash Flows

Operating Activities

Cash provided by operating activities increased $2,968,480, from $4,370,711 in the 2013 Period to $7,339,191 in the 2014 Period.   This increase was primarily a result of increased rental receipts from two new operating leases we entered into during the 2013 Period and the receipt of a tax refund in connection with an income tax receivable recorded during the year ended December 31, 2013, partially offset by the termination of one operating lease, one mortgage note receivable and two finance leases during or subsequent to the 2013 Period.

Investing Activities

         Cash flows from investing activities increased $17,545,567, from a use of cash of $4,934,049 in the 2013 Period to a source of cash of $12,611,518 in the 2014 Period.  This increase was primarily due to less cash used to make investments in the 2014 Period, partially offset by proceeds received from the prepayment of the mortgage note receivable by Teal Jones during the 2013 Period.

 Financing Activities

Cash flows from financing activities decreased $20,827,937, from a source of cash of $3,841,482 in the 2013 Period to a use of cash of $16,986,455  in the 2014 Period. This decrease  was due to distributions paid to our members and noncontrolling interests.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively, and continued to pay distributions until the end of our operating period.  During the 2014 Period, we paid distributions to our Manager, additional members and noncontrolling interests of $151,523, $15,000,810 and $1,834,122, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of finance and other income from our investments.

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

        From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued approximately $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to approximately $5,523,000 during the three months ended September 30, 2014.  Our Manager is in the process of assessing our recourse with respect to this matter.

         During 2008, ICON EAR purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for approximately $15,730,000. In addition, ICON EAR II, purchased and simultaneously leased back semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

        Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by ICON EAR at September 30, 2014 and December 31, 2013 was real property with a carrying value of approximately $220,000 and $290,000, respectively. At September 30, 2014 and December 31, 2013, the carrying value of our investment in the joint venture related to ICON EAR was approximately $102,000 and $134,000, respectively. At September 30, 2014 and December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $89,000 and $117,000, which is included in assets held for sale on the consolidated balance sheets.

In 2011, Kreif entered into an agreement with ICON French Equipment to acquire certain assets from ICON French Equipment.  Subsequently, Krief breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court ruled in favor of ICON French Equipment. On October 3, 2014, ICON French Equipment

reached a settlement agreement with Kreif to settle Kreif’s obligation for €520,000, payable by November 15, 2014. Upon receipt of such amount, a gain on litigation will be recognized.

        We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $188,000 at September 30, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2014.

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

November 7, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Principal Financial and Accounting Officer