Form 10-K
period 2014-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2015-03-25
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

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
Yes ☐ No ☑

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

Number of outstanding shares of limited liability company interests of the registrant on March 20, 2015 is 362,656.

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

Our initial closing was on May 6, 2005, with the sale of 1,200 Shares representing $1,200,000 of capital contributions.  Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993. Through December 31, 2014, we repurchased 2,543 Shares, bringing the total number of outstanding Shares to 362,656. During the period from May 6, 2005 through December 31, 2007, we paid the following commissions and fees in connection with the offering of Shares: (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expenses to our Manager and (iii) $7,304,473 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., our dealer-manager in the offering and an affiliate of our Manager.

Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period may continue for more than one year if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

Our Business

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

(2)           Operating Period: After the close of the offering period on April 21, 2007, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. The operating period ended on April 30, 2014.

(3)           Liquidation Period: On May 1, 2014, we commenced our liquidation period. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period may continue for more than one year if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

At December 31, 2014 and 2013, we had total assets of $33,574,889 and $62,665,014, respectively.  For the year ended December 31, 2014, one lessee and one borrower accounted for approximately 94.9% of our total rental and finance income of $9,517,066.  We had net income attributable to us for the year ended December 31, 2014 of $703,275.  For the year ended December 31, 2013, two lessees and one borrower accounted for approximately 72.4% of our total rental and finance income of $8,449,570.  We had a net loss attributable to us for the year ended December 31, 2013 of $4,135,610.

At December 31, 2014, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Mining Equipment

•               A 67% ownership interest in mining equipment that is subject to lease with Murray Energy Corporation (“Murray”) and certain of its affiliates.  The lease expires in September 2015.

Notes Receivable

•               Two notes receivable with ZIM Integrated Shipping Services Ltd. (“ZIM”) that were due in full as of December 31, 2014.

•               A 39% ownership interest in a portion of a subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”), which matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2014 and 2013, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make our investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 15 to our consolidated financial statements.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares.  It is unlikely that any such market will develop.

Title of Class	Number of Members as of March 20, 2015
Manager (as a member)	1
Additional members	8,946

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted through May 2012. We did not pay any distributions during our extended operating period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to additional members totaling $28,004,466 and $0 for the years ended December 31, 2014 and 2013, respectively. Additionally, we paid our Manager distributions of $282,873 and $0 for the years ended December 31, 2014 and 2013, respectively.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $73.92 per Share as of December 31, 2014. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation. To estimate the amount that our members would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases and equipment held for lease as determined by the most recent third-party appraisals we have obtained for certain assets, as applicable; (ii) the fair market value of our equipment held for sale and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and other payables, and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $73.92 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•         as to the amount members may actually receive as we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

•         that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•         that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service (“IRS”) if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $73.92 per Share does not reflect the amount that a member would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our repurchase plan.

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

Our operating period ended on April 30, 2014 after having been extended for two years. During our operating period, additional investments were made with the cash generated from our investments to the extent that the cash was not needed for expenses, reserves and distributions to members. On May 1, 2014, we commenced our liquidation period. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period may continue for more than one year if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

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

Our Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2015 due to factors such as the rate of employment expansion, increased consumer spending and greater certainty with respect to U.S. budget policies. Although the recent decline in energy prices has reduced revenue of certain energy companies, at this time our Manager does not believe that such decline will have a material adverse effect on our results of operations and financial condition.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2014 and 2013:

Assets Held for Sale

During 2008, we invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned 45% by us and 55% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager. ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities.” All of the equipment was leased to Equipment Acquisition Resources, Inc. (“EAR”). As additional security for the leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. At December 31, 2013, the only remaining asset owned by ICON EAR II was real property with a carrying value of approximately $117,000, which was included in assets held for sale within our consolidated balance sheets.  During 2014, ICON EAR II recognized an impairment charge of approximately $28,000 based on the estimated fair value less cost to sell the real property. On December 24, 2014, ICON EAR II sold the real property for approximately $85,000. No material gain or loss was recorded as a result of this sale.

On April 8, 2013, Heuliez SA and Heuliez Investissements SNC (collectively, “Heuliez”) filed for “Redressement Judiciaire,” a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code.  During the quarter ended September 30, 2013, we were notified by the French bankruptcy court of the court’s intention to liquidate the companies.  Our Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of approximately €1,739,000 ($2,324,000) was required. On October 31, 2013, our finance lease with Heuliez was terminated.  Effective as of November 1, 2013, we leased our auto parts manufacturing equipment to a third party who purchased most of Heuliez’s other real estate and movable assets pursuant to the bankruptcy proceeding for an amount of €2,000 per month. At December 31, 2013, the auto parts manufacturing equipment in the amount of approximately $1,435,000 was included on the consolidated balance sheets as assets held for sale.

During the year ended December 31, 2014, we sold all the auto parts manufacturing equipment to Heuliez for approximately $770,000. As a result of the sale, we recorded a loss on sale of equipment of approximately $425,000. Prior to the sale, we recognized an impairment charge of approximately $274,000 based on the then estimated fair value less cost to sell the equipment. The loss was offset by a gain on disposition of assets of foreign investment as a result of reclassifying approximately $178,000 of accumulated gain on currency translation adjustments out of accumulated other comprehensive income (“AOCI”) into (gain) loss on disposition of assets of foreign investment within the consolidated statements of comprehensive income (loss).

Manufacturing Equipment

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

Lumber Processing Equipment

On March 8, 2013, the Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfied their obligations in connection with the mortgage note receivable and lease financing arrangement by making a prepayment of approximately $22,698,000. In connection with the prepayment, we recorded a net loss of approximately $611,000 related to reclassifying the accumulation of currency translation adjustments out of AOCI into (gain) loss on disposition of assets of foreign investment within the consolidated statements of comprehensive income (loss).

Mining Equipment

On August 5, 2013, we, through our wholly-owned subsidiary ICON Murray V, LLC (“ICON Murray V”), purchased mining equipment for approximately $1,979,000.  The equipment was subject to a 36-month lease with Murray and its affiliate that was scheduled to expire on August 31, 2016. On June 30, 2014, we sold 100% of the limited liability company interests of ICON Murray V to Hardwood Partners, LLC for approximately $1,621,000. As a result, we recorded a gain on sale of approximately $75,000.

On September 12, 2013, a joint venture owned by us, Fund Twelve and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray and certain of its affiliates, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

Notes Receivable

On November 28, 2012, we made a secured term loan in the amount of $5,400,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively “SAE”).  The loan bore interest at 13.5% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $41,000. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of approximately $6,122,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $599,000. The prepayment fees were recognized as additional finance income. On July 21, 2014, we exercised the warrants and received net cash proceeds of approximately $19,000, which resulted in a loss of approximately $58,000 that was recorded in loss (gain) on derivate financial instruments.

On February 12, 2013, we made a secured term loan in the amount of $3,300,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $6,000,000 facility.  On March 28, 2013, NTS borrowed $935,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility.  The loan bore interest at 12.75% per year and was scheduled to mature on July 1, 2017.  The loan was secured by a first priority security interest in all of the equipment and assets of NTS. On June 6, 2014, NTS satisfied their obligations in connection with the loan by making a prepayment of approximately $3,301,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $125,000.  The prepayment fee was recognized as additional finance income.

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered.  The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500.  The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021.  The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.  Our initial contribution to the joint venture was approximately $11,101,000.

As of December 31, 2014, we had two notes receivable with ZIM that were due in full. The loans bore interest at 15% per year and were scheduled to mature on September 30, 2014. The loans were placed on non-accrual status during 2014. While there was no credit loss reserve recorded for the loans during the years ended December 31, 2014 and 2013, we recorded a loss on litigation of $650,503 and $4,700,000, respectively, related to the seller’s credits and the arbitration ruling. Subsequent to December 31, 2014, we entered into a letter of mutual release with ZIM to release and discharge each other’s obligations related to the notes receivable and the seller’s credits (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Foreign Income Taxes

As of December 31, 2013, we had an income tax receivable of $1,525,563 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance lease during the year ended December 31, 2013. In July 2014, we received the income tax refund of approximately CAD $1,628,000 (USD $1,525,000).

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive income (loss). Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

When our Manager  deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

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

Results of Operations for the Years Ended December 31, 2014 (“2014”) and 2013 (“2013”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2014		2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$5,350,503	100%	$6,740,685	44%
Seismic imaging equipment	-	-	5,386,064	35%
Telecommunications equipment	-	-	3,223,480	21%
	$5,350,503	100%	$15,350,229	100%

(1) Subsequent to the sale of the Marine-container vessels in 2011, the remaining note receivable is unsecured. In addition, the note receivable was placed on non-accrual status during 2014.

The net carrying value of our financing transactions represents the balance of our net investment in notes receivable as of each reporting date.

During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014	2013
SAExploration Inc.	Seismic imaging equipment	69%	21%
NTS Communications, Inc.	Telecommunications equipment	25%	9%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	5%	43%
Heuliez S.A.	Auto parts manufacturing equipment	1%	12%
Teal Jones	Lumber processing equipment	-	15%
		100%	100%

Finance income from our net investment in notes receivable, net investment in finance leases and net investment in mortgage note receivable are included in finance income in our consolidated statements of comprehensive income (loss).

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our non-accrual loans related to ZIM was $5,350,503.  The loans, which were scheduled to mature on September 30, 2014, were placed on non-accrual status during the three months ended March 31, 2014. As of December 31, 2013, the net carrying value of the loans was $6,740,685. While there was no credit loss reserve recorded for the loans during the years ended December 31, 2014 and 2013, we recorded a loss on litigation of $650,503 and $4,700,000, respectively, related to the seller’s credits and the arbitration ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). Finance income recognized on the loans related to ZIM for 2014 and 2013 was $128,955 and $1,578,943, respectively. The decrease was due to the loans being placed on non-accrual status during 2014 and since then, no finance income was recognized.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2014		2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$7,469,796	100%	$15,325,821	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014	2013
Murray Energy Corporation	Mining equipment	100%	54%
Pliant Corporation	Plastic processing and printing equipment	-	46%
		100%	100%

Revenue and other income for 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Finance income	$1,550,521	$3,632,858	$(2,082,337)
Rental income	7,966,545	4,816,712	3,149,833
Income from investment in joint ventures	1,611,117	916,884	694,233
(Loss) gain on sale of assets, net	(354,089)	2,396,300	(2,750,389)
Total revenue and other income	$10,774,094	$11,762,754	$(988,660)

Total revenue for 2014 decreased $988,660, or 8.4%, as compared to 2013. We incurred a gain on sale of assets in 2013 due to the sale of equipment previously on lease to Pliant as compared to a loss on sale of assets in 2014 primarily due to the sale of equipment previously on lease to Heuliez. The decrease in finance income was primarily a result of (i) the note receivable with ZIM being placed on non-accrual status during 2014, (ii) Teal Jones satisfying its obligations during 2013 in connection with the mortgage note receivable and lease financing arrangement and (iii) the termination of our finance lease with Heuliez in 2013. The decrease in finance income was partially offset by finance income recognized from prepayment fees received due to NTS’s and SAE’s prepayments of their secured term loans during 2014. These decreases were partially offset by an increase in rental income primarily due to a new lease with Murray and certain of its affiliates in the latter part of 2013, partially offset by a decrease in rental income due to the expiration of our lease with Pliant and the sale of the related equipment in 2013. Income from investment in joint ventures increased due to a new joint venture in the latter part of 2013.

Expenses for 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013	Change
General and administrative	$2,240,217	$2,737,823	$(497,606)
Depreciation	6,506,594	3,286,277	3,220,317
Impairment loss	302,335	-	302,335
Credit loss reserve	-	2,323,655	(2,323,655)
Loss on litigation	650,503	4,700,000	(4,049,497)
Interest	35,303	226,785	(191,482)
Remarketing expense	-	913,891	(913,891)
Loss (gain) on derivative financial instruments	61,756	(9,824)	71,580
(Gain) loss on disposition of assets of foreign investment	(178,410)	610,732	(789,142)
Total expenses	$9,618,298	$14,789,339	$(5,171,041)

Total expenses for 2014 decreased $5,171,041, or 35.0%, as compared to 2013.  The decrease in total expenses was primarily due to (i) a loss on litigation recorded during 2013 as a result of the ZIM arbitration ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below), as compared to a lesser additional loss on litigation recorded during 2014 as a result of the denial of our appeal of the ZIM arbitration ruling, (ii) a credit loss reserve recorded in connection with Heuliez during 2013, (iii) a remarketing expense related to the sale of equipment previously on lease to Pliant during 2013, (iv) a loss on disposition of assets of foreign investment in connection with the prepayment by Teal Jones during 2013, as compared to a gain during 2014 due to the sale of equipment previously on lease to Heuliez and (v) a decrease in general and administrative expenses primarily due to state tax expenses incurred in 2013. These decreases were partially offset by (i) an increase in depreciation expense due to the equipment acquired and leased to Murray and certain of its affiliates in the latter part of 2013, partially offset by the sale of equipment previously on lease to Pliant during the latter part of 2013 and (ii) an impairment charge recorded in 2014 related to equipment that was classified as held for sale prior to its sale during 2014.

Income Tax (Expense) Benefit

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For 2014, income tax expense of $113,983 was due to withholding taxes related to Teal Jones distributions. For 2013, the current income tax benefit was $1,525,563 and the deferred income tax expense was $1,415,947. The income tax benefit was due to Teal Jones satisfying its obligations during 2013 in connection with the mortgage note receivable and lease financing arrangement.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $880,103, or 72.2%, from $1,218,641 in 2013 to $338,538 in 2014. The decrease was primarily due to the expiration of our lease with Pliant during 2013.

Other Comprehensive (Loss) Income

Other comprehensive loss for 2014 was $279,991, as compared to other comprehensive income of $702,967 for 2013. This change was primarily due to the (i) release of the accumulation of currency translation adjustments in connection with the Teal Jones prepayment on the mortgage note receivable and lease financing arrangement during 2013, (ii) sale of assets in connection with Heuliez during 2014 and (iii) unfavorable movements in foreign currency exchange rates for 2014 as compared to favorable movements in foreign currency exchange rates for 2013 related to Heuliez.

Net Income (Loss) Attributable to Fund Eleven

As a result of the foregoing factors, net income (loss) attributable to us for 2014 and 2013 was $703,275 and $(4,135,610), respectively.  Net income (loss) attributable to us per weighted average additional Share outstanding for 2014 and 2013 was $1.92 and $(11.29), respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $29,090,125, from $62,665,014 at December 31, 2013 to $33,574,889 at December 31, 2014. The decrease was primarily the result of distributions paid to our members and noncontrolling interests. During 2014, we generated cash primarily through receipts of principal and income on our investments, sales of our investments and the receipt of the income tax receivable. Together with existing cash on hand, we paid distributions to our members and noncontrolling interests totaling $30,750,618.

Current Assets

Current assets decreased $14,673,826, from $27,081,030 at December 31, 2013 to $12,407,204 at December 31, 2014.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, partially offset by (i) proceeds received from the repayment of certain notes receivable, (ii) proceeds received from the sale of held for sale assets and (iii) the receipt of the income tax receivable during 2014.

Total Liabilities

Total liabilities increased $898,671, from $5,540,855 at December 31, 2013 to $6,439,526 at December 31, 2014.  The increase was primarily due to the increase in accrual related to the ZIM arbitration (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below).  This increase was partially offset by a decrease in accrued expenses and other current liabilities due to the settlement of accrued sales and property taxes in connection with Global Crossing Telecommunications, Inc.

Equity

Equity decreased $29,988,796, from $57,124,159 at December 31, 2013 to $27,135,363 at December 31, 2014.  The decrease was primarily due to distributions paid to our members and noncontrolling interests, partially offset by our net income for 2014.

Liquidity and Capital Resources

Summary

At December 31, 2014 and 2013, we had cash and cash equivalents of $7,056,701 and $16,626,672, respectively.  During the year ended December 31, 2014, our main sources of cash were from (i) principal and interest received on our notes receivable, (ii) collections on our operating leases and (iii) proceeds from sales of leased equipment and held for sale assets.  Our main use of cash was distributions to our members and noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We had an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year.  In addition, we were obligated to pay a 0.5% fee on unused commitments under the Facility. On January 8, 2014, our Facility with CB&T was terminated. There were no obligations outstanding as of the date of the termination.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2014, the cash reserve was $1,825,993.

As we previously indicated to our members, we have experienced liquidity pressures in our portfolio as a result of the recent unprecedented economic environment, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns.  As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012.  We extended our operating period two years and did not pay any distributions during this extended operating period.  We commenced our liquidation period on May 1, 2014, which may continue for more than one year if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2014	2013
Net cash provided by (used in):

Operating activities	$8,716,290	$4,677,380
Investing activities	12,609,638	4,224,045
Financing activities	(30,750,618)	760,239
Effects of exchange rates on cash and cash equivalents	(145,281)	1,336
Net (decrease) increase in cash and cash equivalents	$(9,569,971)	$9,663,000

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $4,038,910, from $4,677,380 in 2013 to $8,716,290 in 2014.  This increase was primarily a result of increased rental receipts from two new operating leases we entered into during 2013 and the receipt of a tax refund in connection with an income tax receivable recorded during 2013, partially offset by the termination of one operating lease, one mortgage note receivable and two finance leases during or subsequent to 2013.

Investing Activities

Cash provided by investing activities increased $8,385,593, from $4,224,045 in 2013 to $12,609,638 in 2014.  This increase was primarily due to less cash used to make investments and the prepayment of two notes receivable during 2014, partially offset by proceeds received from the prepayment of the mortgage note receivable by Teal Jones during 2013 and proceeds received from sale of equipment previously on lease to Pliant during 2013.

Financing Activities

Cash flows from financing activities decreased $31,510,857, from a source of cash of $760,239 in 2013 to a use of cash of $30,750,618 in 2014.  This decrease was due to distributions paid to our members and noncontrolling interests and no new contributions from noncontrolling interests during 2014.

Financing and Borrowings

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $5,000,000, which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of future receivables under certain loans and lease agreements in which we had a beneficial interest.

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

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  We paid distributions to our additional members of $28,004,466 and $0 for the years ended December 31, 2014 and 2013, respectively. We paid distributions to our Manager of $282,873 and $0 for the years ended December 31, 2014 and 2013, respectively. Additionally, we paid distributions to our noncontrolling interests of $2,463,279 and $4,217,788 for the years ended December 31, 2014 and 2013, respectively. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental, finance and other income from our investments.

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to $5,350,503 during the year ended December 31, 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by the ICON EAR entities was real property with a carrying value of approximately $407,000, of which ICON EAR II’s portion was $117,000 and was included in assets held for sale within our consolidated balance sheets at December 31, 2013. On December 24, 2014, the ICON EAR entities sold the remaining real property for approximately $293,000, of which ICON EAR II’s portion was approximately $85,000. No significant gain or loss was recorded as a result of this sale.

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000.  In February 2013, we commenced an action against the guarantor, which is currently pending.

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC (“ICON French Equipment”) to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. As of December 31, 2014, no cash payment has been received.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $421,000 at December 31, 2014 and is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases and all of our notes receivable contain fixed interest rates. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.  If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 24, 2015

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,056,701	$16,626,672
Current portion of net investment in notes receivable	5,350,503	7,340,974
Assets held for sale	-	1,551,590
Income tax receivable	-	1,525,563
Other current assets	-	36,231
Total current assets	12,407,204	27,081,030
Non-current assets:
Net investment in notes receivable, less current portion	-	8,009,255
Leased equipment at cost (less accumulated depreciation
of $8,168,854 and $2,091,462, respectively)	7,469,796	15,325,821
Investment in joint ventures	13,697,889	12,162,693
Other non-current assets	-	86,215
Total non-current assets	21,167,685	35,583,984
Total assets	$33,574,889	$62,665,014
Liabilities and Equity
Current liabilities:
Due to Manager and affiliates, net	228,736	-
Accrued expenses and other liabilities	6,210,790	5,540,855
Total liabilities	6,439,526	5,540,855

Commitments and contingencies (Note 16)	-	-

Equity:
Members' equity:
Additional members	27,737,035	55,045,259
Manager	(2,947,791)	(2,671,951)
Accumulated other comprehensive income	-	279,991
Total members' equity	24,789,244	52,653,299
Noncontrolling interests	2,346,119	4,470,860
Total equity	27,135,363	57,124,159
Total liabilities and equity	$33,574,889	$62,665,014

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013
Revenue and other income:
Finance income	$1,550,521	$3,632,858
Rental income	7,966,545	4,816,712
Income from investment in joint ventures	1,611,117	916,884
(Loss) gain on sale of assets, net	(354,089)	2,396,300
Total revenue and other income	10,774,094	11,762,754
Expenses:
General and administrative	2,240,217	2,737,823
Depreciation	6,506,594	3,286,277
Impairment loss	302,335	-
Credit loss reserve	-	2,323,655
Loss on litigation	650,503	4,700,000
Interest	35,303	226,785
Remarketing expense	-	913,891
Loss (gain) on derivative financial instruments	61,756	(9,824)
(Gain) loss on disposition of assets of foreign investment	(178,410)	610,732
Total expenses	9,618,298	14,789,339
Income (loss) before income taxes	1,155,796	(3,026,585)
Income tax (expense) benefit	(113,983)	109,616
Net income (loss)	1,041,813	(2,916,969)
Less: net income attributable to noncontrolling interests	338,538	1,218,641
Net income (loss) attributable to Fund Eleven	703,275	(4,135,610)

Other comprehensive (loss) income:
Currency translation adjustments during the period	(101,581)	92,235
Currency translation adjustments reclassified to net income (loss)	(178,410)	610,732
Total other comprehensive (loss) income	(279,991)	702,967
Comprehensive income (loss)	761,822	(2,214,002)
Less: comprehensive income attributable to noncontrolling interests	338,538	1,218,641
Comprehensive income (loss) attributable to Fund Eleven	$423,284	$(3,432,643)

Net income (loss) attributable to Fund Eleven allocable to:
Additional members	$696,242	$(4,094,254)
Manager	7,033	(41,356)
	$703,275	$(4,135,610)
Weighted average number of additional shares of limited liability company
interests outstanding	362,656	362,656
Net income (loss) attributable to Fund Eleven per weighted average additional share of
limited liability company interests outstanding	$1.92	$(11.29)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2012	362,656	$59,139,513	$(2,630,595)	$(422,976)	$56,085,942	$2,342,425	$58,428,367

Net (loss) income	-	(4,094,254)	(41,356)	-	(4,135,610)	1,218,641	(2,916,969)
Disposition of assets of foreign	-	-	-	610,732	610,732	-	610,732
investment
Currency translation
adjustments	-	-	-	92,235	92,235	-	92,235
Investment by noncontrolling
interest	-	-	-	-	-	5,127,582	5,127,582
Distributions	-	-	-	-	-	(4,217,788)	(4,217,788)
Balance, December 31, 2013	362,656	55,045,259	(2,671,951)	279,991	52,653,299	4,470,860	57,124,159

Net income	-	696,242	7,033	-	703,275	338,538	1,041,813
Disposition of assets of foreign	-	-	-	(178,410)	(178,410)	-	(178,410)
investment
Currency translation
adjustments	-	-	-	(101,581)	(101,581)	-	(101,581)
Distributions	-	(28,004,466)	(282,873)	-	(28,287,339)	(2,463,279)	(30,750,618)
Balance, December 31, 2014	362,656	$27,737,035	$(2,947,791)	$-	$24,789,244	$2,346,119	$27,135,363

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,041,813	$(2,916,969)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(236,164)	(536,474)
Loss on litigation	650,503	4,700,000
Income from investment in joint ventures	(1,611,117)	(916,884)
Depreciation	6,506,594	3,286,277
Impairment loss	302,335	-
Credit loss reserve	-	2,323,655
Loss (gain) on sale of assets	354,089	(2,396,300)
Loss (gain) on derivative financial instruments	61,756	(9,824)
Other loss	8,802	-
Deferred tax benefit	-	1,415,947
Interest expense, other	33,893	78,867
(Gain) loss on disposition of assets of foreign investment	(178,410)	610,732
Changes in operating assets and liabilities:
Collection of finance leases	-	930,395
Other assets	60,690	35,258
Accrued expenses and other liabilities	(211,422)	(413,538)
Due to Manager and affiliates	313,668	11,801
Distributions from joint venture	93,697	-
Income tax receivable	1,525,563	(1,525,563)
Net cash provided by operating activities	8,716,290	4,677,380
Cash flow from investing activities:
Investment in notes receivable	-	(3,162,271)
Purchase of equipment	-	(17,085,838)
Principal received on notes receivable	10,235,890	6,510,778
Proceeds from sales of leased equipment	2,391,524	12,094,877
Principal received on mortgage note receivable	-	16,970,813
Investment in joint venture	(17,776)	(11,105,895)
Distributions received from joint venture in excess of profits	-	1,581
Net cash provided by investing activities	12,609,638	4,224,045
Cash flow from financing activities:
Distributions to members	(28,287,339)	-
Investment by noncontrolling interests	-	4,978,027
Distributions to noncontrolling interests	(2,463,279)	(4,217,788)
Net cash (used in) provided by financing activities	(30,750,618)	760,239
Effects of exchange rates on cash and cash equivalents	(145,281)	1,336
Net (decrease) increase in cash and cash equivalents	(9,569,971)	9,663,000
Cash and cash equivalents, beginning of year	16,626,672	6,963,672
Cash and cash equivalents, end of year	$7,056,701	$16,626,672

Supplemental disclosure of non-cash investing and financing activities:
Adjustment to remarketing liability	$224,355	$-
Receivable due from an affiliate on the sale of asset	$84,932	$-
Transfer of net investment in finance lease to assets held for sale	$-	$1,434,445
Equipment purchased with remarketing liability	$-	$181,890
Acquisition fee paid by noncontrolling interest	$-	$149,555

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

(1) Organization

ICON Leasing Fund Eleven, LLC (the “LLC”) was formed on December 2, 2004 as a Delaware limited liability company. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

 We engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective, we: (i) acquired a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) paid distributions, at our Manager’s discretion, to our members commencing with each member’s admission to the LLC; (iii) reinvested substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our members during the liquidation period.

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

We commenced business operations on our initial closing date, May 6, 2005, with the admission of investors holding 1,200 shares of limited liability company interests (“Shares”) representing $1,200,000 of capital contributions. Through April 21, 2007, the final closing date, we admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2014, we repurchased 2,543 Shares, bringing the total number of Shares outstanding to 362,656.

We invested most of the net proceeds from our offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from our investments to the extent that cash was not needed for expenses, reserves, and distributions to members. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or maturity of our investments and our receipt of rental, finance and other income from our investments.

Our operating period ended on April 30, 2014 after having been extended for two years. On May 1, 2014, we commenced our liquidation period. Our liquidation period may continue for more than one year if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

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

December 31, 2014

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

We report noncontrolling interests as a separate component of consolidated equity, and net income attributable to noncontrolling interests is included in net income (loss). The attribution of net income (loss) and comprehensive income (loss) between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of comprehensive income (loss).

Net income (loss) attributable to us per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 2 to 5 years, to the asset’s residual value.

Our Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

December 31, 2014

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of comprehensive income (loss) in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

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

December 31, 2014

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of comprehensive income (loss) using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets.  Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of comprehensive income (loss). Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Manager  monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and  has failed to make scheduled payments. Our Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

When our Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period, to our Manager of 3% of the purchase price of an investment made by us or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive income (loss). Costs related to leases or other financing transactions that are not consummated are expensed.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of loss (gain) on derivative financial instruments in our consolidated statements of comprehensive income (loss).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, deferred tax valuation allowances, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

(3) Net Investment in Notes Receivable

As of December 31, 2014 and 2013, we had net investment in notes receivable on non-accrual status of $5,350,503 and $0, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2014	2013
Principal outstanding	$5,350,503	$15,517,421
Deferred fees	-	(167,192)
Net investment in notes receivable	5,350,503	15,350,229
Less: current portion of net investment in notes receivable	5,350,503	7,340,974
Net investment in notes receivable, less current portion	$-	$8,009,255

On November 28, 2012, we made a secured term loan in the amount of $5,400,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”). The loan bore interest at 13.5% per year and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in all existing and thereafter

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings. In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $41,000. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of approximately $6,122,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $599,000. The prepayment fees were recognized as additional finance income.

On February 12, 2013, we made a secured term loan in the amount of $3,300,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $6,000,000 facility. On March 28, 2013, NTS borrowed $935,000 in connection with the loan and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility.  The loan bore interest at 12.75% per year and was scheduled to mature on July 1, 2017. The loan was secured by a first priority security interest in all of the equipment and assets of NTS. On June 6, 2014, NTS satisfied their obligations in connection with the loan by making a prepayment of approximately $3,301,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $125,000. The prepayment fee was recognized as additional finance income.

Subsequent to the arbitration panel’s ruling in February 2014 (see Note 16), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable. Our Manager believed that ZIM was not entitled to offset its obligations under the notes receivable by the seller’s credits. As a result, our Manager believed that ZIM was in default of its obligations and that it was unlikely that ZIM would make any past due or future repayments on the notes receivable, if at all, until we and ZIM resolved our dispute regarding the seller’s credits. Accordingly, we placed the notes receivable on non-accrual status and recorded a loss on litigation of $650,503 and $4,700,000 during the years ended December 31, 2014 and 2013, respectively, to fully reserve the notes receivable as a result of the ZIM arbitration ruling and subsequent denial of the right to appeal (see Note 16). On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge each other’s obligations related to the notes receivable and the seller’s credits.

(4) Net Investment in Finance Lease and Mortgage Note Receivable

On November 8, 2006, our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC (collectively, “ICON Teal Jones”), entered into a lease financing arrangement with the Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) by acquiring from Teal Jones substantially all of the equipment, plant and machinery used by Teal Jones in its lumber processing operations in Canada and the United States and leasing it back to Teal Jones.  The 84-month lease began on December 1, 2006 and granted Teal Jones the right to terminate the lease if certain lump sum payments were made to ICON Teal Jones. In connection with the lease financing arrangement for lumber processing equipment, Teal Cedar Products Ltd., an affiliate of the Teal Jones Group, delivered a secured promissory note to ICON Teal Jones. The note was secured by a mortgage on certain real property located in British Columbia, Canada owned by Teal Jones, where substantially all of the equipment was operated.  The note was in the amount of approximately $13,291,000, accrued interest at 20.629% per year and was scheduled to mature on December 1, 2013. On March 8, 2013, Teal Jones satisfied their obligations in connection with the lease financing arrangement and mortgage note receivable by making a prepayment of approximately $5,148,000 and $17,550,000, respectively. We recorded a net loss of approximately $611,000 related to the release of the accumulation of currency translation adjustments in (gain) loss on disposition of assets of foreign investment on the consolidated statements of comprehensive income (loss).

As a result of the prepayment, we no longer held any investments in finance lease or mortgage note receivable as of December 31, 2014 and 2013.

(5) Assets Held for Sale

We owned auto parts manufacturing equipment previously on lease to Heuliez SA (“HSA”) and Heuliez Investissements SNC (“SNC,” and together with HSA, “Heuliez”). On April 15, 2009, Groupe Henri Heuliez, the guarantor of the leases, and HSA filed for “Redressement Judiciaire,” a proceeding under French law similar to Chapter 11 reorganization under the U.S.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

Bankruptcy Code. SNC subsequently filed for Redressement Judiciaire on June 10, 2009. Since the time of the Redressement Judiciaire filings, two French government agencies agreed to provide SNC with financial support. On June 30, 2010, the administrator for the Redressement Judiciaire sold SNC to Baelen Gaillard (“Baelen”). Effective October 5, 2010, we and Baelen amended our lease with Heuliez to restructure the lease payment obligations and extend the base term of the lease schedules through December 31, 2014, at which time the lease was reclassified as a direct financing lease.

On April 8, 2013, Heuliez again filed for “Redressement Judiciaire.” During the quarter ended September 30, 2013, we were notified by the French bankruptcy court of the court’s intention to liquidate the companies.  Our Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of approximately €1,739,000 ($2,324,000) was required. On October 31, 2013, our finance lease with Heuliez was terminated.  Effective as of November 1, 2013, we leased our auto parts manufacturing equipment to a third party who purchased most of Heuliez’s other real estate and movable assets pursuant to the bankruptcy proceeding for an amount of €2,000 per month. At December 31, 2013, the auto parts manufacturing equipment in the amount of approximately $1,435,000 was included on our consolidated balance sheets as assets held for sale.

During the year ended December 31, 2014, we sold all the auto parts manufacturing equipment to Heuliez for approximately $770,000. As a result of the sale, we recorded a loss on sale of equipment of approximately $425,000. Prior to the sale, we recognized an impairment charge of approximately $274,000 based on the then estimated fair value less cost to sell the equipment. The loss was offset by a gain on disposition of assets of foreign investment as a result of reclassifying approximately $178,000 of accumulated gain on currency translation adjustments out of AOCI into (gain) loss on disposition of assets of foreign investment within the consolidated statements of comprehensive income (loss).

Our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), owned real property that was classified as assets held for sale at December 31, 2013. On December 24, 2014, we sold the real property for approximately $85,000. No material gain or loss was recorded as a result of this sale. Prior to the sale, we recognized an impairment charge of approximately $28,000 based on the then estimated fair value less cost to sell the real property.

(6) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2014	2013
Mining equipment	$15,638,650	$17,417,283
Less: accumulated depreciation	8,168,854	2,091,462
Leased equipment at cost, less accumulated depreciation	$7,469,796	$15,325,821

Depreciation expense was $6,506,594 and $3,286,277 for the years ended December 31, 2014 and 2013, respectively.

Manufacturing Equipment

We, through a joint venture owned 55% by us and 45% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager, owned and leased plastic processing and printing equipment to Pliant Corporation (“Pliant”) through September 30, 2013.  On October 7, 2013, following the expiration of the lease, we sold the plastic processing and printing equipment to Pliant for $7,000,000 and recognized a gain on sale of assets of approximately $2,400,000.  As a result of the sale, we increased our liability related to a remarketing agreement associated with the equipment to approximately $1,587,000 due to recording an additional remarketing expense of approximately $914,000 during the year ended December 31, 2013. Subsequent to the sale, the remarketing liability was satisfied.

Mining Equipment

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

On August 5, 2013, we, through our wholly owned subsidiary ICON Murray V, LLC (“ICON Murray V”), purchased mining equipment for approximately $1,979,000.  The equipment was subject to a 36-month lease with Murray Energy Corporation (“Murray”) and its affiliate that was scheduled to expire on August 31, 2016. On June 30, 2014, we sold 100% of the limited liability company interests of ICON Murray V to Hardwood Partners, LLC for approximately $1,621,000. As a result, we recorded a gain on sale of approximately $75,000.

On September 12, 2013, a joint venture owned by us, Fund Twelve and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray and certain of its affiliates, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture is owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen.

Aggregate annual minimum future rentals receivable from our non-cancelable lease over the next five years and thereafter consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$5,719,612
2016	-
2017	-
2018	-
2019	-
Thereafter	-
$5,719,612

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

ICON EAR, LLC

During 2008, we invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through ICON EAR II, and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned 45% by us and 55% by Fund Twelve. ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities.”  All of the equipment was leased to Equipment Acquisition Resources, Inc. (“EAR”). As additional security for the leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

December 31, 2014

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. The only remaining asset owned by ICON EAR at December 31, 2013 was real property with a carrying value of approximately $290,000, of which the carrying value of our investment in the joint venture was approximately $134,000. On December 24, 2014, ICON EAR sold the real property for approximately $208,000, of which our share was approximately $94,000. No material gain or loss was recorded as a result of this sale.

ICON MW, LLC

ICON MW, LLC (“ICON MW”), a joint venture owned 6.33% by us and 93.67% by Fund Twelve, owned machining and metal working equipment subject to lease with AMI Manchester, LLC, MW General, Inc. and MW Scott, Inc., as well as warrants to purchase shares of their parent company, MW Universal, Inc. (“MWU”).

On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, ICON MW sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000.  As a result, based on our 6.33% ownership interest in ICON MW, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000.  In February 2013, we commenced an action against the guarantor, which is currently pending.

ICON Mauritius II, LLC

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”).  The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500.  The subordinated credit facility bears interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021.  The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment,

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $11,101,000.

The results of operations of the joint venture are summarized below:

	Years Ended December 31,
	2014	2013
Revenue	$4,000,314	$2,238,465
Net income	$3,954,250	$2,204,672
Our share of net income	$1,652,320	$923,079

(8) Revolving Line of Credit, Recourse

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

(9) Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada.  Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.

The components of income before income taxes were:

	Years ended December 31,
	2014	2013
Non-taxable(1)	$1,396,128	$(2,778,373)
Taxable(1)	(240,332)	(248,212)
Income before income taxes	$1,155,796	$(3,026,585)

(1) The distinction between the taxable and non-taxable activities was determined based on the locations of the taxing authorities.

The components of the income tax (expense) benefit are as follows:

	Years ended December 31,
	2014	2013
Current:
Foreign national and provincial (expense) benefit	$(113,983)	$1,525,563
Deferred:
Foreign national and provincial provision	-	(1,415,947)
Income tax (expense) benefit	$(113,983)	$109,616

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

As of December 31, 2013, we had an income tax receivable of $1,525,563 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying its obligations in connection with the mortgage note receivable and finance lease during the year ended December 31, 2013. In July 2014, we received the tax refund of approximately CAD $1,628,000 (USD $1,525,000). As of December 31, 2014, income tax expense of $113,983 was due to withholding taxes related to Teal Jones distributions.

As of December 31, 2014 and 2013, we recorded a valuation allowance against our deferred tax asset of approximately CAD $2,609,000 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more-likely-than not that ICON Teal Jones will not realize this deferred tax asset.

The significant components of deferred taxes consisted of the following:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward, net of current portion	$2,243,566	$2,431,434
Total deferred tax assets before valuation allowance	2,243,566	2,431,434
Valuation allowance	(2,243,566)	(2,431,434)
Total deferred tax assets	$-	$-

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual members rather than the LLC. However, our Canadian subsidiaries are taxed as corporations under the laws of Canada. The statutory foreign tax rate was 26.0% and 25.8% for 2014 and 2013, respectively. Under the laws of Canada, our subsidiaries are subject to income tax examination for 2008 and subsequent years.

(10) Transactions with Related Parties

In accordance with the terms of our LLC Agreement, we pay or paid our Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures and (ii) acquisition fees, through the end of the operating period (but not during our extended operating period), of 3% of the purchase price of our investments.  In addition, our Manager was reimbursed for administrative expenses incurred in connection with our operations.  Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

Administrative expense reimbursements are costs incurred by our Manager or its affiliates on our behalf that are necessary to our operations.  These costs include our Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Manager.

There were no fees or administrative expense reimbursements incurred by us to our Manager or its affiliates for the years ended December 31, 2014 and 2013, respectively.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

At December 31, 2014, we had a net payable due to our Manager and its affiliates of approximately $229,000 that primarily related to professional fees paid on our behalf. At December 31, 2013, we had no related party receivable or payable.

We paid distributions to our Manager of $282,873 and $0 for the years ended December 31, 2014 and 2013, respectively. Additionally, our Manager’s interest in the net income (loss) attributable to us was $7,033 and $(41,356) for the years ended December 31, 2014 and 2013, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during years ended December 31, 2014 and 2013:

Entity	Capacity	Description	2014	2013
ICON Capital, LLC	Manager	Management fees	$430,352	$1,133,841
ICON Capital, LLC	Manager	Administrative expense reimbursements	547,635	648,953
ICON Capital, LLC	Manager	Acquisition fees	-	1,350,448
			$977,987	$3,133,242

(11) Derivative Financial Instruments

As of December 31, 2014, we held no derivatives. As of December 31, 2013, we held warrants, a non-designated derivative, for purposes other than hedging. All changes in the fair value of the warrants are recorded directly in earnings, which was included in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss). On July 21, 2014, we exercised the warrants and received net cash proceeds of approximately $19,000, which resulted in a loss of approximately $58,000 and was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss).

As of December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2013:

	Asset Derivatives
	December 31, 2013
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Warrants	Other non-current assets	$80,699

(12) Accumulated Other Comprehensive Income (Loss)

As of December 31, 2014 and 2013, we had AOCI of $0 and $279,991, respectively. AOCI as of December 31, 2013 related to accumulated unrealized gain on currency translation adjustments. During the years ended December 31, 2014 and 2013, we reclassified approximately $178,410 and $(610,732), respectively, of accumulated gain (loss) on currency translation adjustments out of AOCI and into gain (loss) on disposition of assets of foreign investment within the consolidated statements of comprehensive income (loss).

(13) Fair Value Measurements

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

As of December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement. On July 21, 2014, we exercised the warrants and received net cash proceeds of approximately $19,000, which resulted in a loss of approximately $58,000 and was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss).

The fair value of the warrants was recorded in other non-current assets within the consolidated balance sheets.  The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of comprehensive income (loss).

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements.  Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. The valuation of our financial assets, such as direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the asset is presented as of December 31, 2014 and 2013:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Asset held for sale (1)	$-	$-	$-	$1,044,959	$273,928

(1) Related to Heuliez, for which the impairment loss was recorded during the three months ended June 30, 2014.

					Total Credit Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Net investment in finance lease (1)	$-	$-	$-	$1,363,571	$2,323,655

(1) The equipment on lease was related to Heuliez and was reclassified to assets held for sale as of December 31, 2013.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

Our asset held for sale was valued using the negotiated sales price. The sales price was a quoted price in an inactive market, which was supported by little or no market data and therefore classified within Level 3.

Our collateral dependent finance lease was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. We utilized a market approach based on an independent third-party appraisal for fair value measurements of the collateral underlying the finance lease adjusted by our Manager to reflect the age and location of such collateral.

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. Principal outstanding on the fixed-rate notes receivable was discounted at a rate of 15% as of December 31, 2014.

	December 31, 2014
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable *	$5,350,503	$5,350,503

* On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable of $5,350,503 that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

(14) Concentrations of Risk

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

Market risk reflects the change in the value of debt instruments due to changes in interest rate spreads or other market factors.  We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history, and other relevant information.

For the year ended December 31, 2014, we had one lessee and one borrower that accounted for approximately 94.9% of our total rental and finance income.  For the year ended December 31, 2013, we had two lessees and one borrower that accounted for approximately 72.4% of our total rental and finance income.  No other lessees or borrowers accounted for more than 10% of rental and finance income.

At December 31, 2014, we had one lessee and one borrower that accounted for approximately 38.2% of total assets.

At December 31, 2013, we had one lessee and one borrower that accounted for approximately 32.3% of total assets.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

(15) Geographic Information

Geographic information for revenue and other income, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Total
Revenue and other income:
Rental income	$7,966,545	$-	$-	$7,966,545
Finance income	$1,405,124	$16,442	$128,955	$1,550,521
(Loss) income from investment in joint ventures	$(41,398)	$-	$1,652,515	$1,611,117

	At December 31, 2014
	North
	America	Europe	Asia	Total
Long-lived assets:
Leased equipment at cost, net	$7,469,796	$-	$-	$7,469,796
Investment in joint ventures	$92,320	$-	$13,605,569	$13,697,889
Net investment in notes receivable	$-	$-	$5,350,503	$5,350,503

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Total
Revenue and other income:
Rental income	$4,816,712	$-	$-	$4,816,712
Finance income	$1,605,930	$447,985	$1,578,943	$3,632,858
(Loss) income from investment in joint ventures	$(6,195)	$-	$923,079	$916,884

	At December 31, 2013
	North
	America	Europe	Asia	Total
Long-lived assets:
Leased equipment at cost, net	$15,325,821	$-	$-	$15,325,821
Investment in joint ventures	$133,718	$-	$12,028,975	$12,162,693
Net investment in notes receivable	$8,609,544	$-	$6,740,685	$15,350,229
Assets held for sale, net	$117,145	$1,434,445	$-	$1,551,590

(16) Commitments and Contingencies

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believes any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to $5,350,503 during the year ended December 31, 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Our Manager believes these claims are frivolous and intends to vigorously defend this action. At this time, we are unable to predict the outcome of this action or loss therefrom, if any.

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014.  The only remaining asset owned by the ICON EAR entities was real property with a carrying value of approximately $407,000, of which ICON EAR II’s portion was $117,000 and was included in assets held for sale within our consolidated balance sheets at December 31, 2013. On December 24, 2014, the ICON EAR entities sold the remaining real property for approximately $293,000, of which ICON EAR II’s portion was approximately $85,000. No significant gain or loss was recorded as a result of this sale.

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC (“ICON French Equipment”) to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. As of December 31, 2014, no cash payment has been received.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligations related to this agreement was approximately $421,000 at December 31, 2014, and is included in accrued expenses and other liabilities on the consolidated balance sheets.

(17) Income Tax Reconciliation (unaudited)

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2014

At December 31, 2014 and 2013, the members’ equity included in the consolidated financial statements totaled $24,789,244 and $52,653,299, respectively.  The members’ capital for federal income tax purposes at December 31, 2014 and 2013 totaled $1,587,488 and $74,102,500, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and the differences in (loss) gain on sale of investments, depreciation and amortization, income from investment in joint ventures, credit loss reserve and loss on litigation between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to the net income (loss) attributable to us for federal income tax purposes for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Net income (loss) attributable to Fund Eleven per consolidated financial statements	$703,275	$(4,135,610)

Depreciation and amortization	(653,742)	(6,392,624)
Finance income	61,756	171,608
Rental income	1,074,689	342,585
Income from investment in joint ventures	3,009,482	2,359,233
(Loss) gain on sale of investments	(5,891,764)	6,100,518
Impairment loss	273,928	-
Credit loss reserve	-	2,323,655
Loss on litigation	650,503	4,700,000
Other	64,088	(78,295)

Net (loss) income attributable to Fund Eleven for federal income tax purposes	$(707,785)	$5,391,070

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Additions			Other Charges	Balance at
	Beginning	Costs and	Charged to			Additions	End
Description	of Year	Expenses	Asset	Deductions		(Deductions)	of Year

Deducted from asset accounts:

Year ended December 31, 2014
Credit loss reserve	$-	$-	$-	$-		$-	$-
Valuation allowance for deferred tax assets	$2,431,434	$-	$-	$-		$(187,868)(a)	$2,243,566

Year ended December 31, 2013
Credit loss reserve	$-	$2,323,655	$-	$(2,323,655)	(c)	$-	$-
Valuation allowance for deferred tax assets	$2,624,103	$-	$-	$-		$(192,669)(b)	$2,431,434

(a) Foreign currency exchange adjustment.
(b) Foreign currency exchange adjustment and additional foreign taxable income.
(c) Reclassification of finance lease to assets held for sale.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Manager believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our disposing of investments, our Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing equipment that are off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel
Harry Giovani	40	Managing Director and Chief Credit Officer

On January 9, 2015, Craig A. Jackson resigned as Managing Director and member of the investment committee of our Manager. Following his resignation, the investment committee consists of Michael A. Reisner, Mark Gatto and Harry Giovani.

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Christine H. Yap, Managing Director and Principal Financial and Accounting Officer, joined ICON in May 2013 as a Senior Director of Accounting and Finance and was promoted to Principal Financial and Accounting Officer in September 2014. Ms. Yap was previously a Vice President and Fund Controller at W.P. Carey Inc. from October 2011 to December 2012. Prior to W.P. Carey, from June 1997 to October 2011, Ms. Yap was employed by PricewaterhouseCoopers LLP, rising to the level of Director. Ms. Yap received a B.S. in Accounting from Meredith College and an M.S. in Accounting from the University of Rhode Island and is a certified public accountant.

Blake E. Estes, Senior Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations group. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit commodity derivatives. Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from The University of Texas at Austin.

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

Item 11. Executive Compensation

We have no directors or officers. We did not pay any costs or expenses to our Manager or its affiliates during the years ended December 31, 2014 and 2013.

Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.  We paid distributions to our Manager of $282,873 and $0 for the years ended December 31, 2014 and 2013, respectively.  Additionally, our Manager’s interest in the net income (loss) attributable to us was $7,033 and $(41,356) for the years ended December 31, 2014 and 2013, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 20, 2015, no directors or officers of our Manager own any of our equity securities.

(c)     Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 7 and 10 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees	$355,869	$334,300
Tax fees	196,314	127,594
	$552,183	$461,894

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

March 24, 2015

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

March 24, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)