Form 10-Q
period 2015-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2015-05-08
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on May 5, 2015 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,676,955	$7,056,701
Current portion of net investment in notes receivable	-	5,350,503
Other current assets	240,936	-
Total current assets	7,917,891	12,407,204
Non-current assets:
Leased equipment at cost (less accumulated depreciation of
$9,811,223 and $8,168,854, respectively)	5,827,427	7,469,796
Investment in joint ventures	14,077,454	13,697,889
Total non-current assets	19,904,881	21,167,685
Total assets	$27,822,772	$33,574,889

Liabilities and Equity
Current liabilities:
Due to Manager and affiliates, net	-	228,736
Accrued expenses and other liabilities	1,269,191	6,210,790
Total liabilities	1,269,191	6,439,526

Commitments and contingencies (Note 9)

Equity:
Members’ equity:
Additional members	27,845,800	27,737,035
Manager	(2,946,692)	(2,947,791)
Total members' equity	24,899,108	24,789,244
Noncontrolling interests	1,654,473	2,346,119
Total equity	26,553,581	27,135,363
Total liabilities and equity	$27,822,772	$33,574,889

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended
	March 31,
	2015	2014
Revenue and other income:
Finance income	$-	$473,370
Rental income	1,907,669	2,076,735
Income from investment in joint ventures	477,926	411,641
Total revenue and other income	2,385,595	2,961,746
Expenses:
General and administrative	687,039	668,927
Depreciation	1,642,369	1,685,713
Interest	8,811	8,507
Gain on derivative financial instruments	-	(4,070)
Total expenses	2,338,219	2,359,077
Net income	47,376	602,669
Less: net (loss) income attributable to noncontrolling interests	(62,488)	97,092
Net income attributable to Fund Eleven	109,864	505,577

Other comprehensive income (loss):
Currency translation adjustments during the period	-	(1,831)
Total other comprehensive income (loss)	-	(1,831)
Comprehensive income	47,376	600,838
Less: comprehensive (loss) income attributable to noncontrolling interests	(62,488)	97,092
Comprehensive income attributable to Fund Eleven	$109,864	$503,746

Net income attributable to Fund Eleven allocable to:
Additional members	$108,765	$500,521
Manager	1,099	5,056
	$109,864	$505,577
Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656
Net income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$0.30	$1.38

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests
				Total
		Additional		Members'	Noncontrolling	Total
		Members	Manager	Equity	Interests	Equity
Balance, December 31, 2014	362,656	$27,737,035	$(2,947,791)	$24,789,244	$2,346,119	$27,135,363

Net income (loss)	-	108,765	1,099	109,864	(62,488)	47,376
Distributions	-	-	-	-	(629,158)	(629,158)
Balance, March 31, 2015 (unaudited)	362,656	$27,845,800	$(2,946,692)	$24,899,108	$1,654,473	$26,553,581

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$47,376	$602,669
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	-	(48,752)
Income from investment in joint ventures	(477,926)	(411,641)
Depreciation	1,642,369	1,685,713
Gain on derivative financial instruments	-	(4,070)
Interest expense, other	8,811	8,389
Changes in operating assets and liabilities:
Other assets	(240,936)	(110,600)
Accrued expenses and other liabilities	400,093	421,162
Due to Manager and affiliates, net	(228,736)	-
Distributions from joint venture	98,361	-
Net cash provided by operating activities	1,249,412	2,142,870
Cash flows from investing activities:
Principal received on notes receivable	-	1,486,183
Net cash provided by investing activities	-	1,486,183
Cash flows from financing activities:
Distributions to noncontrolling interests	(629,158)	(628,827)
Net cash used in financing activities	(629,158)	(628,827)
Effects of exchange rates on cash and cash equivalents	-	104
Net increase in cash and cash equivalents	620,254	3,000,330
Cash and cash equivalents, beginning of period	7,056,701	16,626,672
Cash and cash equivalents, end of period	$7,676,955	$19,627,002

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$5,350,503	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

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

         Our manager is ICON Capital, LLC, a Delaware limited liability company (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, the equipment leases and other financing transactions that we entered into pursuant to the terms of our amended and restated limited liability company agreement (the “LLC Agreement”).

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the interim period are not necessarily indicative of the results for the full year.

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

March 31, 2015

(unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(3)  Net Investment in Notes Receivable

As of March 31, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $0 and $5,350,503, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2015	2014
Principal outstanding	$-	$5,350,503
Net investment in notes receivable	-	5,350,503
Less: current portion of net investment in notes receivable	-	5,350,503
Net investment in notes receivable, less current portion	$-	$-

Subsequent to the arbitration panel’s ruling in February 2014 (see Note 9), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable. Our Manager believed that ZIM was not entitled to offset its obligations under the notes receivable by the seller’s credits.  As a result, our Manager believed that ZIM was in default of its obligations and that it was unlikely that ZIM would make any past due or future repayments on the notes receivable, if at all, until we and ZIM resolved our dispute regarding the seller’s credits. Accordingly, we placed the notes receivable on non-accrual status as of December 31, 2014. While there was no credit loss reserve recorded for the notes receivable, we provided for an accrued obligation on the seller’s credits in the same amount as of December 31, 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge each other’s obligations related to the notes receivable and the seller’s credits.

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2015	2014
Mining equipment	$15,638,650	$15,638,650
Less: accumulated depreciation	9,811,223	8,168,854
Leased equipment at cost, less accumulated depreciation	$5,827,427	$7,469,796

Depreciation expense was $1,642,369 and $1,685,713 for the three months ended March 31, 2015 and 2014, respectively.

(5)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 40% by ICON ECI Fund Fifteen, L.P., each an entity also managed by our Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank at $28,462,500.

As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. Our Manager believes that all contractual interest and principal payments are still collectible and therefore, a credit loss reserve was not required as of March 31, 2015. To the extent the manufacturing facility does not resume operations in the near future, a credit loss reserve may be required.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The results of operations of the joint venture are summarized below:

	Three Months Ended March 31,
	2015	2014
Revenue	$1,152,580	$995,689
Net income	$1,142,854	$987,346
Our share of net income	$471,885	$411,708

(6)  Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  There was no income tax expense or benefit for the three months ended March 31, 2015 and 2014. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for 2008 and subsequent periods.  We have not identified any material uncertain tax positions as of March 31, 2015.

As of December 31, 2013, we had an income tax receivable of $1,525,563 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying its obligations in connection with the mortgage note receivable and finance lease during the three months ended March 31, 2013. In July 2014, we received the tax refund of approximately CAD $1,628,000 (USD $1,525,000). As of March 31, 2015 and December 31, 2014, we recorded a valuation allowance against our deferred tax asset of approximately CAD $2,609,000 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

(7)  Transactions with Related Parties

We did not pay any distributions to our Manager for the three months ended March 31, 2015 and 2014. Our Manager’s interest in the net income attributable to us was $1,099 and $5,056 for the three months ended March 31, 2015 and 2014, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Manager	Management fees	$63,869	$157,434
ICON Capital, LLC	Manager	Administrative expense reimbursements	110,878	142,211
			$174,747	$299,645

At March 31, 2015, we had no related party receivable or payable. At December 31, 2014, we had a net payable due to our Manager and affiliates of approximately $229,000 that primarily related to professional fees paid on our behalf.

(8)  Fair Value Measurements

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

As of March 31, 2015 and December 31, 2014, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

Fair value information with respect to our assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

(9)  Commitments and Contingencies

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believed any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued approximately $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to $5,350,503 during the year ended December 31, 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, a joint venture owned 45% by us and 55% by Fund Twelve (“ICON EAR”) purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. In addition, our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”) purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR and ICON EAR II (collectively, the “ICON EAR entities”) seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC (“ICON French Equipment”) to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. We received our first payment of approximately €74,000 on April 1, 2015.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $430,000 at March 31, 2015, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations.  This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2014:

Notes Receivable

•          On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable of $5,350,503 that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transaction

The following tables set forth the type of asset securing the financing transaction in our portfolio:

	March 31, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$-	-	$5,350,503	100%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable was unsecured. In addition, the note receivable was placed on non-accrual status during 2014. In January 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM's obligation on our notes receivable that was due in full as of December 31, 2014.

The net carrying value of our financing transaction represents the balance of our net investment in notes receivable as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
SAExploration, Inc.	Seismic imaging equipment	-	41%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels	-	34%
NTS Communications, Inc.	Telecommunications equipment	-	23%
		-	98%

Finance income from our net investment in notes receivable and net investment in finance leases is included in finance income in our consolidated statements of comprehensive income.

Non-performing Assets within Financing Transaction

As of March 31, 2015 and December 31, 2014, the net carrying value of our non-accrual loans related to ZIM was $0 and $5,350,503, respectively. The loans, which were scheduled to mature on September 30, 2014, were placed on non-accrual status during the 2014 Quarter. While there was no credit loss reserve recorded for the loans during the year ended December 31, 2014, we recorded a loss on litigation of $5,350,503 related to the seller’s credits as a result of the arbitration ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). Finance income recognized on the loans related to ZIM for March 31, 2015 and 2014 was $0 and $159,393, respectively. The decrease was due to the loans being placed on non-accrual status during the 2014 Quarter and since then, no finance income was recognized. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

Operating Lease Transaction

The following tables set forth the type of equipment subject to the operating lease in our portfolio:

	March 31, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$5,827,427	100%	$7,469,796	100%

The net carrying value of our operating lease transaction represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Murray Energy Corporation	Mining equipment	100%	100%

Revenue and other income for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Finance income	$-	$473,370	$(473,370)
Rental income	1,907,669	2,076,735	(169,066)
Income from investment in joint ventures	477,926	411,641	66,285
Total revenue and other income	$2,385,595	$2,961,746	$(576,151)

Total revenue and other income for the 2015 Quarter decreased $576,151, or 19.5%, as compared to the 2014 Quarter. The decrease in finance income was primarily a result of the note receivable with ZIM being placed on non-accrual status during the 2014 Quarter and prepayments of secured term loans by NTS Communications, Inc., SAExploration, Inc. and certain of their affiliates subsequent to the 2014 Quarter. The decrease in rental income was a result of the sale of our interest in an operating lease with Murray Energy Corporation and its affiliate (collectively, “Murray”) subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
General and administrative	$687,039	$668,927	$18,112
Depreciation	1,642,369	1,685,713	(43,344)
Interest	8,811	8,507	304
Gain on derivative financial instruments	-	(4,070)	4,070
Total expenses	$2,338,219	$2,359,077	$(20,858)

Total expenses for the 2015 Quarter decreased $20,858, or 0.9%, as compared to the 2014 Quarter. The decrease was due to a decrease in depreciation expense as a result of the sale of our interest in an operating lease with Murray subsequent to the 2014 Quarter.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the 2015 Quarter and the 2014 Quarter was $0 and $(1,831), respectively. This change was due to the release of the accumulation of currency translation adjustments in connection with the sale of equipment previously on lease to Heuliez S.A. subsequent to the 2014 Quarter.

Net Income Attributable to Fund Eleven

As a result of the foregoing factors, net income attributable to us for the 2015 Quarter and the 2014  Quarter was $109,864 and $505,577, respectively. Net income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2015 Quarter and the 2014  Quarter was $0.30 and $1.38, respectively.

Financial Condition

        This section discusses the major balance sheet variances at March 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $5,752,117, from $33,574,889 at December 31, 2014 to $27,822,772 at March 31, 2015.   The decrease was primarily the result of our release and discharge during the 2015 Quarter of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Current Assets

Current assets decreased $4,489,313, from $12,407,204 at December 31, 2014 to $7,917,891 at March 31, 2015. The decrease was primarily the result of our release and discharge during the 2015 Quarter of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Total Liabilities

Total liabilities decreased $5,170,335, from $6,439,526 at December 31, 2014 to $1,269,191 at March 31, 2015.  The decrease was primarily the result of ZIM’s release and discharge during the 2015 Quarter of our accrued obligation on the seller’s credits (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Equity

Equity decreased $581,782, from $27,135,363 at December 31, 2014 to $26,553,581 at March 31, 2015.  The decrease was due to distributions paid to our noncontrolling interests, offset by our net income during the 2015 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $7,676,955 and $7,056,701, respectively.  During the three months ended March 31, 2015, our main source of cash was from collections on our operating lease.  Our main use of cash was distributions to our noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future through our expected results of operations, as well as cash received from our investments at maturity.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2015, the cash reserve was $1,825,993.

As we previously indicated to our members, we experienced liquidity pressures in our portfolio after the U.S. economy entered into a recession in December 2007, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns. As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012. We extended our operating period two years and did not pay any distributions during this extended operating period.  We commenced our liquidation period on May 1, 2014, which may continue for more than one year if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $893,458, from $2,142,870 in the 2014 Quarter to $1,249,412 in the 2015 Quarter. This decrease was primarily a result of a decrease in rental receipts due to the sale of our interest in an operating lease and the prepayment of two notes receivable subsequent to the 2014 Quarter.

Investing Activities

         Cash provided by investing activities decreased $1,486,183, from $1,486,183 in the 2014 Quarter to $0 in the 2015 Quarter. This decrease was primarily due to the prepayment of two notes receivable subsequent to the 2014 Quarter.

Financing Activities

         Cash used in financing activities increased $331, from $628,827 in the 2014 Quarter to $629,158  in the 2015 Quarter.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2015 Quarter, we paid distributions to our Manager, additional members and noncontrolling interests of $0, $0 and $629,158, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental and other income from our investments.

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

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Manager believed any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Manager agreed to a three party arbitration panel to hear such claims. On April 19, 2012,

ZIM filed arbitration claim submissions. On June 26, 2012, our Manager filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued approximately $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to $5,350,503 during the year ended December 31, 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleges were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

In 2011, Kreif entered into an agreement with ICON French Equipment to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. We received our first payment of approximately €74,000 on April 1, 2015.

        We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $430,000 at March 31, 2015, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us. See “Commitments and Contingencies and Off-Balance Sheet Transactions” above for a complete discussion of the EAR matter. Notwithstanding our Manager’s belief that the EAR trustee’s claims against us are unsupported by the facts, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations. We are not aware of any other material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Shares during the three months ended March 31, 2015.

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

May 7, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)