Form 10-Q
period 2015-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2015-08-12
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on August 7, 2015 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,983,584	$7,056,701
Current portion of net investment in notes receivable	-	5,350,503
Other current assets	288,223	-
Total current assets	7,271,807	12,407,204
Non-current assets:
Leased equipment at cost (less accumulated depreciation of
$11,453,592 and $8,168,854, respectively)	4,185,058	7,469,796
Investment in joint ventures	7,666,828	13,697,889
Total non-current assets	11,851,886	21,167,685
Total assets	$19,123,693	$33,574,889

Liabilities and Equity
Current liabilities:
Due to Manager and affiliates, net	-	228,736
Accrued expenses and other liabilities	611,581	6,210,790
Total liabilities	611,581	6,439,526

Commitments and contingencies (Note 9)

Equity:
Members’ equity:
Additional members	20,303,203	27,737,035
Manager	(3,022,880)	(2,947,791)
Total members' equity	17,280,323	24,789,244
Noncontrolling interests	1,231,789	2,346,119
Total equity	18,512,112	27,135,363
Total liabilities and equity	$19,123,693	$33,574,889

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue and other income:
Finance income	$-	$475,936	$-	$949,306
Rental income	1,908,281	2,076,735	3,815,950	4,153,470
(Loss) income from investment in joint ventures	(6,421,563)	398,731	(5,943,637)	810,372
Gain on litigation	82,298	-	82,298	-
Gain on sale of leased equipment	-	74,809	-	74,809
Total revenue and other (loss) income	(4,430,984)	3,026,211	(2,045,389)	5,987,957
Expenses:
General and administrative	319,625	743,732	1,006,664	1,412,659
Depreciation	1,642,369	1,685,713	3,284,738	3,371,426
Impairment loss	-	273,928	-	273,928
Interest	9,205	10,286	18,016	18,793
Loss on derivative financial instruments	-	8,325	-	4,255
Total expenses	1,971,199	2,721,984	4,309,418	5,081,061
Net (loss) income	(6,402,183)	304,227	(6,354,807)	906,896
Less: net income attributable to noncontrolling interests	206,473	47,526	143,985	144,618
Net (loss) income attributable to Fund Eleven	(6,608,656)	256,701	(6,498,792)	762,278

Other comprehensive loss:
Currency translation adjustments during the period	-	(10,628)	-	(12,459)
Total other comprehensive loss	-	(10,628)	-	(12,459)
Comprehensive (loss) income	(6,402,183)	293,599	(6,354,807)	894,437
Less: comprehensive income attributable to noncontrolling
interests	206,473	47,526	143,985	144,618
Comprehensive (loss) income attributable to Fund Eleven	$(6,608,656)	$246,073	$(6,498,792)	$749,819

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(6,542,569)	$254,134	$(6,433,804)	$754,655
Manager	(66,087)	2,567	(64,988)	7,623
	$(6,608,656)	$256,701	$(6,498,792)	$762,278

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(18.04)	$0.70	$(17.74)	$2.08

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests
				Total
		Additional		Members'	Noncontrolling	Total
		Members	Manager	Equity	Interests	Equity
Balance, December 31, 2014	362,656	$27,737,035	$(2,947,791)	$24,789,244	$2,346,119	$27,135,363

Net income (loss)	-	108,765	1,099	109,864	(62,488)	47,376
Distributions	-	-	-	-	(629,158)	(629,158)
Balance, March 31, 2015 (unaudited)	362,656	27,845,800	(2,946,692)	24,899,108	1,654,473	26,553,581

Net (loss) income	-	(6,542,569)	(66,087)	(6,608,656)	206,473	(6,402,183)
Distributions	-	(1,000,028)	(10,101)	(1,010,129)	(629,157)	(1,639,286)
Balance, June 30, 2015 (unaudited)	362,656	$20,303,203	$(3,022,880)	$17,280,323	$1,231,789	$18,512,112

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,354,807)	$906,896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	-	(160,400)
Loss (income) from investment in joint ventures	5,943,637	(810,372)
Gain on sale of leased equipment	-	(74,809)
Depreciation	3,284,738	3,371,426
Impairment loss	-	273,928
Loss on derivative financial instruments	-	4,255
Interest expense, other	18,016	16,614
Changes in operating assets and liabilities:
Other assets	(288,223)	12,114
Accrued expenses and other liabilities	(266,722)	(47,844)
Due to Manager and affiliates, net	(228,736)	-
Distributions from joint venture	98,361	-
Net cash provided by operating activities	2,206,264	3,491,808
Cash flows from investing activities:
Principal received on notes receivable	-	4,717,183
Proceeds from sales of leased equipment	-	1,723,341
Investment in joint venture	(10,937)	(13,510)
Net cash (used in) provided by investing activities	(10,937)	6,427,014
Cash flows from financing activities:
Distributions to members	(1,010,129)	(15,152,333)
Distributions to noncontrolling interests	(1,258,315)	(1,204,965)
Net cash used in financing activities	(2,268,444)	(16,357,298)
Effects of exchange rates on cash and cash equivalents	-	957
Net decrease in cash and cash equivalents	(73,117)	(6,437,519)
Cash and cash equivalents, beginning of period	7,056,701	16,626,672
Cash and cash equivalents, end of period	$6,983,584	$10,189,153

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$5,350,503	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

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

         Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period, which has continued for more than one year. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

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

June 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In July 2015, FASB officially deferred implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

(3)  Net Investment in Notes Receivable

As of June 30, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $0 and $5,350,503, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

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

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2015	2014
Mining equipment	$15,638,650	$15,638,650
Less: accumulated depreciation	11,453,592	8,168,854
Leased equipment at cost, less accumulated depreciation	$4,185,058	$7,469,796

Depreciation expense was $1,642,369 and $1,685,713 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $3,284,738 and $3,371,426 for the six months ended June 30, 2015 and 2014, respectively.

(5)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Manager has determined that there is doubt regarding the ultimate collectability of the facility. Our Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, the joint venture may convert a portion of the facility to equity and/or restructure the facility. Based upon this proposal, our Manager believes that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Manager believes is the most likely outcome based on ongoing negotiations. Our share of the credit loss for the three months ended June 30, 2015 was $6,421,994. An additional credit loss may be recorded by the joint venture in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in this joint venture and concluded that it is not impaired. During the three months ended June 30, 2015, the joint venture placed the loan on non-accrual status and no finance income was recognized.  As of June 30, 2015 and December 31, 2014, our investment in the joint venture was $7,666,828 and $13,605,567, respectively.

The results of operations of the above joint venture are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$971,586	$1,152,580	$1,967,275
Net (loss) income	$(17,343,365)	$952,687	$(16,200,511)	$1,940,033
Our share of net (loss) income	$(6,421,563)	$398,750	$(5,949,678)	$810,458

(6)  Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three and six months ended June 30, 2015 and 2014, there was no income tax benefit or expense.  Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for 2008 and subsequent periods.  We have not identified any material uncertain tax positions as of June 30, 2015.

As of December 31, 2013, we had an income tax receivable of approximately $1,526,000 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying its obligations in connection with the mortgage note receivable and finance lease during the three months ended March 31, 2013. In July 2014, we received the tax refund of approximately CAD $1,628,000 (USD $1,525,000). As of June 30, 2015 and December 31, 2014, we recorded a valuation allowance against our deferred tax asset of approximately CAD $2,609,000 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

(7)  Transactions with Related Parties

We paid distributions to our Manager of $10,101 for the three and six months ended June 30, 2015. We paid distributions to our Manager of $151,523 for the three and six months ended June 30, 2014. Our Manager’s interest in the net loss attributable to us was $66,087 and $64,988 for the three and six months ended June 30, 2015, respectively. Our Manager’s interest in the net income attributable to us was $2,567 and $7,623 for the three and six months ended June 30, 2014, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the three and six months ended June 30, 2015 and 2014:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Manager	Management fees	$63,869	$145,180	$127,738	$302,614
ICON Capital, LLC	Manager	Administrative expense
		reimbursements	83,489	131,772	194,367	273,983
			$147,358	$276,952	$322,105	$576,597

At June 30, 2015, we had a related party receivable of approximately $5,000, which is included in other current assets on our consolidated balance sheets. At December 31, 2014, we had a net payable due to our Manager and affiliates of approximately $229,000 that primarily related to professional fees paid on our behalf.

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

As of June 30, 2015 and December 31, 2014, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

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

During 2008, a joint venture owned 45% by us and 55% by Fund Twelve (“ICON EAR”) purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for approximately $15,730,000. In

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

addition, our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”) purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR and ICON EAR II (collectively, the “ICON EAR entities”) seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC, our wholly owned subsidiary (“ICON French Equipment”), to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. We received our first payment of approximately €74,000 (USD $82,298) on April 1, 2015.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $439,000 at June 30, 2015, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

         Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period, which has continued for more than one year. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

•          On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable of $5,350,503 that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

•          On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by Fund Fifteen, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered at $28,462,500. As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Manager has determined that there is doubt regarding the ultimate collectability of the facility. Our Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, the joint venture may convert a portion of the facility to equity and/or restructure the facility. Based upon this proposal, our Manager believes that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Manager believes is the most likely outcome based on ongoing negotiations. Our share of the credit loss for the three months ended June 30, 2015 was $6,763,737. An additional credit loss may be recorded by the joint venture in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in this joint venture and concluded that it is not impaired. During the three months ended June 30, 2015, the joint venture placed the loan on non-accrual status and no finance income was recognized.  As of June 30, 2015 and December 31, 2014, our investment in the joint venture was $7,666,828 and $13,605,567, respectively.

Recent Accounting Pronouncements

          In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2018, including interim periods within that reporting period, following approval by FASB to defer the effective date by one year. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transaction

The following tables set forth the type of asset securing the financing transaction in our portfolio:

	June 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$-	-	$5,350,503	100%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable was unsecured. In addition, the note receivable was placed on non-accrual status during the three months ended March 31, 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM's obligation on our notes receivable as well as our accrued obligation on the seller's credits in the same amount.

The net carrying value of our financing transaction represents the balance of our net investment in notes receivable as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
NTS Communications, Inc.	Telecommunications equipment	-	58%
SAExploration, Inc.	Seismic imaging equipment	-	41%
		-	99%

Finance income from our net investment in notes receivable is included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transaction

As of December 31, 2014, the net carrying value of our non-accrual loans related to ZIM was $5,350,503. The loans, which were scheduled to mature on September 30, 2014, were placed on non-accrual status during the three months ended March 31, 2014. While there was no credit loss reserve recorded for the loans during the year ended December 31, 2014, we recorded a loss on litigation of $5,350,503 related to the seller’s credits as a result of the arbitration ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). No finance income was recognized since the loans were placed on non-accrual status during the three months ended March 31, 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

Operating Lease Transaction

The following tables set forth the type of equipment subject to the operating lease in our portfolio:

	June 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$4,185,058	100%	$7,469,796	100%

The net carrying value of our operating lease transaction represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Murray Energy Corporation	Mining equipment	100%	100%

Revenue and other income for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Finance income	$-	$475,936	$(475,936)
Rental income	1,908,281	2,076,735	(168,454)
(Loss) income from investment in joint ventures	(6,421,563)	398,731	(6,820,294)
Gain on litigation	82,298	-	82,298
Gain on sale of leased equipment	-	74,809	(74,809)
Total revenue and other (loss) income	$(4,430,984)	$3,026,211	$(7,457,195)

Total revenue and other (loss) income for the 2015 Quarter decreased $7,457,195, or 246.4%, as compared to the 2014 Quarter. The decrease in income from investment in joint ventures was primarily a result of the credit loss recorded during the 2015 Quarter by our joint venture related to JAC (See “Recent Significant Transactions” above). The decrease in finance income was primarily a result of prepayments of secured term loans by NTS Communications, Inc. (“NTS”), SAExploration, Inc. (“SAE”) and certain of their affiliates during or subsequent to the 2014 Quarter. The decrease in rental income was a result of the sale of our interest in an operating lease with Murray Energy Corporation and its affiliate (collectively, “Murray”) during the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
General and administrative	$319,625	$743,732	$(424,107)
Depreciation	1,642,369	1,685,713	(43,344)
Impairment loss	-	273,928	(273,928)
Interest	9,205	10,286	(1,081)
Loss on derivative financial instruments	-	8,325	(8,325)
Total expenses	$1,971,199	$2,721,984	$(750,785)

Total expenses for the 2015 Quarter decreased $750,785, or 27.6%, as compared to the 2014 Quarter. The decrease was primarily due to a decrease in (i) general and administrative expenses as a result of higher taxes related to our financing transactions with Murray and Teal Jones during the 2014 Quarter and (ii) an impairment loss recognized during the 2014 Quarter related to equipment previously on lease to Heuliez S.A. and Heuliez Investissements SNC (collectively, “Heuliez”) with no impairment loss recognized in the 2015 Quarter.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the 2015 Quarter and the 2014 Quarter was $0 and $(10,628), respectively. This change was due to the release of the accumulation of currency translation adjustments in connection with the sale of equipment previously on lease to Heuliez subsequent to the 2014 Quarter.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014  Quarter was $(6,608,656) and $256,701, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2015 Quarter and the 2014  Quarter was $(18.04) and $0.70, respectively.

Results of Operations for the Six Months Ended June 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
NTS Communications, Inc.	Telecommunications equipment	-	41%
SAExploration, Inc.	Seismic imaging equipment	-	41%
ZIM Integrated Shipping Services Ltd.	Marine - container vessels(1)	-	17%
		-	99%

(1) Subsequent to the sale of the Marine - container vessels in 2011, the remaining note receivable is unsecured.  In addition, the note receivable was placed on non-accrual status during the three months ended March 31, 2014.  On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM's obligation on our notes receivable as well as our accrued obligation on the seller's credits in the same amount.

Finance income from our net investment in notes receivable is included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transaction

As of December 31, 2014, the net carrying value of our non-accrual loans related to ZIM was $5,350,503. The loans, which were scheduled to mature on September 30, 2014, were placed on non-accrual status during the three months ended March 31, 2014. While there was no credit loss reserve recorded for the loans during the year ended December 31, 2014, we recorded a loss on litigation of $5,350,503 related to the seller’s credits as a result of the arbitration ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). No finance income was recognized since the loans were placed on non-accrual status during the three months ended March 31, 2014. Finance income recognized on the loans related to ZIM for the 2014 Period was $159,393. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

Operating Lease Transactions

During the 2015 Period and the 2014 Period, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
Murray Energy Corporation	Mining equipment	100%	100%

Revenue and other income for the 2015 Period and the 2014 Period is summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Finance income	$-	$949,306	$(949,306)
Rental income	3,815,950	4,153,470	(337,520)
(Loss) income from investment in joint ventures	(5,943,637)	810,372	(6,754,009)
Gain on litigation	82,298	-	82,298
Gain on sale of leased equipment	-	74,809	(74,809)
Total revenue and other (loss) income	$(2,045,389)	$5,987,957	$(8,033,346)

Total revenue and other (loss) income for the 2015 Period decreased $8,033,346, or 134.2%, as compared to the 2014 Period. The decrease in income from investment in joint ventures was primarily a result of the credit loss recorded during the 2015 Period by our joint venture related to JAC (See “Recent Significant Transactions” above). The decrease in finance income was primarily a result of the note receivable with ZIM being placed on non-accrual status during the 2014 Period and prepayments of secured term loans by NTS, SAE and certain of their affiliates during or subsequent to the 2014 Period. The decrease in rental income was a result of the sale of our interest in an operating lease with Murray during the 2014 Period. These decreases were offset by a gain on litigation related to Heuliez.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
General and administrative	$1,006,664	$1,412,659	$(405,995)
Depreciation	3,284,738	3,371,426	(86,688)
Impairment loss	-	273,928	(273,928)
Interest	18,016	18,793	(777)
Loss on derivative financial instruments	-	4,255	(4,255)
Total expenses	$4,309,418	$5,081,061	$(771,643)

Total expenses for the 2015 Period decreased $771,643, or 15.2%, as compared to the 2014 Period. The decrease was primarily due to a decrease in (i) general and administrative expenses as a result of higher legal expenses incurred related to ZIM during the 2014 Period and (ii) an impairment loss recognized during the 2014 Period related to equipment previously on lease to Heuliez with no impairment loss recognized in the 2015 Period.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the 2015 Period and the 2014 Period was $0 and $(12,459), respectively. This change was due to the release of the accumulation of currency translation adjustments in connection with the sale of equipment previously on lease to Heuliez subsequent to the 2014 Period.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(6,498,792) and $762,278, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2015 Period and the 2014 Period was $(17.74) and $2.08, respectively.

Financial Condition

        This section discusses the major balance sheet variances at June 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $14,451,196, from $33,574,889 at December 31, 2014 to $19,123,693 at June 30, 2015.   The decrease was primarily the result of (i) our share of the net loss from our joint venture related to JAC, (ii) our release and discharge during the 2015 Period of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and (iii) depreciation related to the equipment previously on lease to Murray.

Current Assets

Current assets decreased $5,135,397, from $12,407,204 at December 31, 2014 to $7,271,807 at June 30, 2015. The decrease was primarily the result of our release and discharge during the 2015 Period of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Total Liabilities

Total liabilities decreased $5,827,945, from $6,439,526 at December 31, 2014 to $611,581 at June 30, 2015.  The decrease was primarily the result of ZIM’s release and discharge during the 2015 Period of our accrued obligation on the seller’s credits (See “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Equity

Equity decreased $8,623,251, from $27,135,363 at December 31, 2014 to $18,512,112 at June 30, 2015.  The decrease was primarily due to our net loss during the 2015 Period and distributions paid to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $6,983,584 and $7,056,701, respectively.  During the six months ended June 30, 2015, our main source of cash was from collections on our operating lease.  Our main use of cash was distributions to our members and noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2015, the cash reserve was $1,825,993.

As we previously indicated to our members, we experienced liquidity pressures in our portfolio after the U.S. economy entered into a recession in December 2007, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns. As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012. We extended our operating period two years and did not pay any distributions during this extended operating period. We commenced our liquidation period on May 1, 2014, which has continued for more than one year. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,285,544, from $3,491,808 in the 2014 Period to $2,206,264 in the 2015 Period. This decrease was primarily a result of a decrease in rental receipts due to the sale of our interest in an operating lease and the prepayment of two notes receivable during or subsequent to the 2014 Period.

Investing Activities

         Cash flows from investing activities decreased $6,437,951, from a source of cash of $6,427,014 in the 2014 Period to a use of cash of $10,937 in the 2015 Period. This decrease was primarily due to the prepayment of two notes receivable and the sale of leased equipment during or subsequent to the 2014 Period.

Financing Activities

         Cash used in financing activities decreased $14,088,854, from $16,357,298 in the 2014 Period to $2,268,444  in the 2015 Period.  This decrease was due to lower distributions paid to our members during the 2015 Period as compared to the 2014 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2015 Period, we paid distributions to our Manager, additional members and noncontrolling interests of $10,101, $1,000,028 and $1,258,315, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental and other income from our investments.

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

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for approximately $15,730,000. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of approximately $6,348,000.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

In 2011, Kreif entered into an agreement with ICON French Equipment to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. We received our first payment of approximately €74,000 (USD $82,298) on April 1, 2015.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligations related to this agreement was approximately $439,000 at June 30, 2015, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2015.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Leasing Fund Eleven, LLC

(Registrant)

By: ICON Capital, LLC

      (Manager of the Registrant)

August 11, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)