Form 10-Q
period 2015-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2015-11-10
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on November 6, 2015 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,120,509	$7,056,701
Current portion of net investment in notes receivable	-	5,350,503
Other current assets	352,017	-
Total current assets	8,472,526	12,407,204
Non-current assets:
Leased equipment at cost (less accumulated depreciation of
$13,095,960 and $8,168,854, respectively)	2,542,690	7,469,796
Investment in joint ventures	4,187,901	13,697,889
Total non-current assets	6,730,591	21,167,685
Total assets	$15,203,117	$33,574,889

Liabilities and Equity
Current liabilities:
Due to Manager and affiliates, net	-	228,736
Accrued expenses and other liabilities	873,774	6,210,790
Total liabilities	873,774	6,439,526

Commitments and contingencies (Note 9)

Equity:
Members’ equity:
Additional members	16,714,115	27,737,035
Manager	(3,059,133)	(2,947,791)
Total members' equity	13,654,982	24,789,244
Noncontrolling interests	674,361	2,346,119
Total equity	14,329,343	27,135,363
Total liabilities and equity	$15,203,117	$33,574,889

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue and other income:
Finance income	$-	$642,472	$-	$1,591,778
Rental income	1,908,273	1,906,537	5,724,223	6,060,007
(Loss) income from investment in joint ventures	(3,482,207)	399,024	(9,425,844)	1,209,396
Gain on litigation	-	-	82,298	-
Loss on sale of leased equipment	-	(425,092)	-	(350,283)
Total revenue and other (loss) income	(1,573,934)	2,522,941	(3,619,323)	8,510,898
Expenses:
General and administrative	327,845	251,160	1,334,509	1,663,819
Depreciation	1,642,368	1,567,584	4,927,106	4,939,010
Impairment loss	-	28,407	-	302,335
Loss on litigation	-	823,059	-	823,059
Interest	9,465	8,071	27,481	26,864
Loss on derivative financial instruments	-	57,501	-	61,756
Total expenses	1,979,678	2,735,782	6,289,096	7,816,843
Net (loss) income	(3,553,612)	(212,841)	(9,908,419)	694,055
Less: net income attributable to noncontrolling interests	71,729	96,884	215,714	241,502
Net (loss) income attributable to Fund Eleven	(3,625,341)	(309,725)	(10,124,133)	452,553

Other comprehensive loss:
Currency translation adjustments during the period	-	(89,122)	-	(101,581)
Total other comprehensive loss	-	(89,122)	-	(101,581)
Comprehensive (loss) income	(3,553,612)	(301,963)	(9,908,419)	592,474
Less: comprehensive income attributable to noncontrolling
interests	71,729	96,884	215,714	241,502
Comprehensive (loss) income attributable to Fund Eleven	$(3,625,341)	$(398,847)	$(10,124,133)	$350,972

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(3,589,088)	$(306,628)	$(10,022,892)	$448,027
Manager	(36,253)	(3,097)	(101,241)	4,526
	$(3,625,341)	$(309,725)	$(10,124,133)	$452,553

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(9.90)	$(0.85)	$(27.64)	$1.24

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests
				Total
		Additional		Members'	Noncontrolling	Total
		Members	Manager	Equity	Interests	Equity
Balance, December 31, 2014	362,656	$27,737,035	$(2,947,791)	$24,789,244	$2,346,119	$27,135,363

Net income (loss)	-	108,765	1,099	109,864	(62,488)	47,376
Distributions	-	-	-	-	(629,158)	(629,158)
Balance, March 31, 2015 (unaudited)	362,656	27,845,800	(2,946,692)	24,899,108	1,654,473	26,553,581

Net (loss) income	-	(6,542,569)	(66,087)	(6,608,656)	206,473	(6,402,183)
Distributions	-	(1,000,028)	(10,101)	(1,010,129)	(629,157)	(1,639,286)
Balance, June 30, 2015 (unaudited)	362,656	20,303,203	(3,022,880)	17,280,323	1,231,789	18,512,112

Net (loss) income	-	(3,589,088)	(36,253)	(3,625,341)	71,729	(3,553,612)
Distributions	-	-	-	-	(629,157)	(629,157)
Balance, September 30, 2015 (unaudited)	362,656	$16,714,115	$(3,059,133)	$13,654,982	$674,361	$14,329,343

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(9,908,419)	$694,055
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	-	(236,164)
Loss on litigation	-	823,059
Loss (income) from investment in joint ventures	9,425,844	(1,209,396)
Loss on sale of leased equipment	-	350,283
Depreciation	4,927,106	4,939,010
Impairment loss	-	302,335
Loss on derivative financial instruments	-	61,756
Interest expense, other	27,481	25,462
Changes in operating assets and liabilities:
Other assets	(352,017)	60,690
Accrued expenses and other liabilities	(13,994)	(64,820)
Due to/from Manager and affiliates, net	(228,736)	(26,339)
Distributions from joint venture	98,361	93,697
Income tax receivable	-	1,525,563
Net cash provided by operating activities	3,975,626	7,339,191
Cash flows from investing activities:
Principal received on notes receivable	-	10,235,890
Proceeds from sales of leased equipment	-	2,391,524
Investment in joint venture	(14,217)	(15,896)
Net cash (used in) provided by investing activities	(14,217)	12,611,518
Cash flows from financing activities:
Distributions to members	(1,010,129)	(15,152,333)
Distributions to noncontrolling interests	(1,887,472)	(1,834,122)
Net cash used in financing activities	(2,897,601)	(16,986,455)
Effects of exchange rates on cash and cash equivalents	-	(136,480)
Net increase in cash and cash equivalents	1,063,808	2,827,774
Cash and cash equivalents, beginning of period	7,056,701	16,626,672
Cash and cash equivalents, end of period	$8,120,509	$19,454,446

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$5,350,503	$-

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

(unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

(3)  Net Investment in Notes Receivable

As of September 30, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $0 and $5,350,503, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

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

(4)  Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2015	2014
Mining equipment	$15,638,650	$15,638,650
Less: accumulated depreciation	13,095,960	8,168,854
Leased equipment at cost, less accumulated depreciation	$2,542,690	$7,469,796

Depreciation expense was $1,642,368 and $1,567,584 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $4,927,106 and $4,939,010 for the nine months ended September 30, 2015 and 2014, respectively.

(5)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the facility agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $6,421,388. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility.  Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Manager believes that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC as of September 30, 2015.  During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Manager believes is the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,482,207. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. As of September 30, 2015 and December 31, 2014, the total net investment in note receivable held by the joint venture was $10,971,802 and $36,090,871, respectively, and our investment in the joint venture was $4,187,901 and $13,605,567, respectively.

The results of operations of the above joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$1,041,164	$1,152,580	$3,008,438
Net (loss) income	$(8,928,735)	$1,030,902	$(25,129,246)	$2,970,934
Our share of net (loss) income	$(3,482,207)	$430,993	$(9,431,884)	$1,241,256

(6)  Foreign Income Taxes

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados.  For the three and nine months ended September 30, 2015 and 2014, there was no income tax benefit or expense.  Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for 2008 and subsequent periods.  We have not identified any material uncertain tax positions as of September 30, 2015.

As of December 31, 2013, we had an income tax receivable of $1,525,563 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying its obligations in connection with the mortgage note receivable and finance lease during the three months ended March 31, 2013. In July 2014, we received the tax refund of CAD $1,627,520 (USD $1,525,563). As of September 30, 2015 and December 31, 2014, we recorded a full valuation allowance against our deferred tax asset of CAD $2,609,101 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

(7)  Transactions with Related Parties

We paid distributions to our Manager of $0 and $10,101 for the three and nine months ended September 30, 2015, respectively. We paid distributions to our Manager of $0 and $151,523 for the three and nine months ended September 30, 2014, respectively. Our Manager’s interest in the net loss attributable to us was $36,253 and $101,241 for the three and nine months ended September 30, 2015, respectively. Our Manager’s interest in the net (loss) income attributable to us was $(3,097) and $4,526 for the three and nine months ended September 30, 2014, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Manager	Management fees	$63,869	$194,820	$191,607	$497,434
ICON Capital, LLC	Manager	Administrative expense
		reimbursements	89,459	142,719	283,826	416,702
			$153,328	$337,539	$475,433	$914,136

At September 30, 2015, we had no related party balances. At December 31, 2014, we had a net payable due to our Manager and affiliates of $228,736 that primarily related to professional fees paid on our behalf.

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

As of September 30, 2015 and December 31, 2014, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

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

September 30, 2015

(unaudited)

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

During 2008, a joint venture owned 45% by us and 55% by Fund Twelve (“ICON EAR”) purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. In addition, our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR and ICON EAR II (collectively, the “ICON EAR entities”) seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC, our wholly owned subsidiary (“ICON French Equipment”), to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. We received our first payment of €74,248 (USD $82,298) on April 1, 2015.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The obligation related to this agreement was $448,710 at September 30, 2015, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

(10)  Subsequent Event

Our lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray repurchased the equipment pursuant to the terms of the lease for $2,991,400. Pursuant to a remarketing agreement with a third party, we are required to pay an aggregate remarketing fee of $766,466. No gain or loss was recognized as a result of the sale.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations.  This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

•          On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by Fund Fifteen purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered at $28,462,500. As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the facility agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $6,421,388. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized. During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Manager believes that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC as of September 30, 2015.  During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Manager believes is the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,482,207. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. As of September 30, 2015 and December 31, 2014, the total net investment in note receivable held by the joint venture was $10,971,802 and $36,090,871, respectively, and our investment in the joint venture was $4,187,901 and $13,605,567, respectively.

Subsequent Event

•         Our lease with Murray was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray repurchased the equipment pursuant to the terms of the lease for $2,991,400. Pursuant to a remarketing agreement with a third party, we are required to pay an aggregate remarketing fee of $766,466. No gain or loss was recognized as a result of the sale.

Recent Accounting Pronouncements

          In May 2014 and August 2015, FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, respectively, which will become effective for us on January 1, 2018. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transaction

The following tables set forth the type of asset securing the financing transaction in our portfolio:

	September 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$-	-	$5,350,503	100%

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

During the 2015 Quarter, we did not recognize any finance income. During the 2014 Quarter, one customer generated all of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
SAExploration, Inc.	Seismic imaging equipment	-	100%

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

Operating Lease Transaction

The following tables set forth the type of equipment subject to the operating lease in our portfolio:

	September 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$2,542,690	100%	$7,469,796	100%

The net carrying value of our operating lease transaction represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, one customer generated all of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Murray Energy Corporation	Mining equipment	100%	100%

Revenue and other income for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Finance income	$-	$642,472	$(642,472)
Rental income	1,908,273	1,906,537	1,736
(Loss) income from investment in joint ventures	(3,482,207)	399,024	(3,881,231)
Loss on sale of leased equipment	-	(425,092)	425,092
Total revenue and other (loss) income	$(1,573,934)	$2,522,941	$(4,096,875)

Total revenue and other (loss) income for the 2015 Quarter decreased $4,096,875, or 162.4%, as compared to the 2014 Quarter. The decrease in income from investment in joint ventures was primarily a result of the credit loss recorded during the 2015 Quarter by our joint venture related to JAC (See “Recent Significant Transactions” above). The decrease in finance income was primarily a result of the prepayment of a secured term loan by SAExploration, Inc. and certain of its affiliates (collectively, “SAE”) during the 2014 Quarter. These decreases were partially offset by a loss on sale of leased equipment in the 2014 Quarter in connection with Heuliez S.A. and Heuliez Investissements SNC (collectively, “Heuliez”), with no comparable loss recorded in the 2015 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
General and administrative	$327,845	$251,160	$76,685
Depreciation	1,642,368	1,567,584	74,784
Impairment loss	-	28,407	(28,407)
Loss on litigation	-	823,059	(823,059)
Interest	9,465	8,071	1,394
Loss on derivative financial instruments	-	57,501	(57,501)
Total expenses	$1,979,678	$2,735,782	$(756,104)

Total expenses for the 2015 Quarter decreased $756,104, or 27.6%, as compared to the 2014 Quarter. The decrease was due to (i) a loss on litigation recorded during the 2014 Quarter as a result of the ZIM arbitration ruling and subsequent denial of the right to appeal (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below), (ii) a loss on derivative financial instruments due to our exercise of warrants related to SAE during the 2014 Quarter and (iii) an impairment loss recognized during the 2014 Quarter related to equipment previously on lease to Heuliez with no impairment loss recognized in the 2015 Quarter. These decreases were partially offset by an increase in general and administrative expenses as a result of higher legal fees incurred during the 2015 Quarter related to EAR (see “Commitments and Contingences and Off-Balance Sheet Transactions” below) and an increase in depreciation due to an adjustment made to the residual value of the equipment previously on lease to Murray in 2014.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the 2015 Quarter and the 2014 Quarter was $0 and $(89,122), respectively. This change was due to the release of the accumulation of currency translation adjustments in connection with the sale of equipment previously on lease to Heuliez subsequent to the 2014 Quarter.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2015 Quarter and the 2014  Quarter was $3,625,341 and $309,725, respectively. Net loss attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2015 Quarter and the 2014  Quarter was $9.90 and $0.85, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

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

Financing Transactions

During the 2015 Period, we did not recognize any finance income. During the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
SAExploration, Inc.	Seismic imaging equipment	-	67%
NTS Communications, Inc.	Telecommunications equipment	-	24%
		-	91%

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

Operating Lease Transactions

During the 2015 Period and the 2014 Period, one customer generated all of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
Murray Energy Corporation	Mining equipment	100%	100%

Revenue and other income for the 2015 Period and the 2014 Period is summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Finance income	$-	$1,591,778	$(1,591,778)
Rental income	5,724,223	6,060,007	(335,784)
(Loss) income from investment in joint ventures	(9,425,844)	1,209,396	(10,635,240)
Gain on litigation	82,298	-	82,298
Loss on sale of leased equipment	-	(350,283)	350,283
Total revenue and other (loss) income	$(3,619,323)	$8,510,898	$(12,130,221)

Total revenue and other (loss) income for the 2015 Period decreased $12,130,221, or 142.5%, as compared to the 2014 Period. The decrease in income from investment in joint ventures was primarily a result of the credit loss recorded during the 2015 Period by our joint venture related to JAC (see “Recent Significant Transactions” above). The decrease in finance income was primarily a result of (i) prepayments of secured term loans by NTS Communications, Inc. and certain of its affiliates and SAE during the 2014 Period and (ii) the note receivable with ZIM being placed on non-accrual status during the 2014 Period. The decrease in rental income was a result of the sale of our interest in an operating lease with Murray during the 2014 Period. These decreases were partially offset by a loss on sale of leased equipment in connection with Heuliez during the 2014 Period with no comparable loss recorded in the 2015 Period and a gain on litigation related to Heuliez during the 2015 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
General and administrative	$1,334,509	$1,663,819	$(329,310)
Depreciation	4,927,106	4,939,010	(11,904)
Impairment loss	-	302,335	(302,335)
Loss on litigation	-	823,059	(823,059)
Interest	27,481	26,864	617
Loss on derivative financial instruments	-	61,756	(61,756)
Total expenses	$6,289,096	$7,816,843	$(1,527,747)

Total expenses for the 2015 Period decreased $1,527,747, or 19.5%, as compared to the 2014 Period. The decrease was primarily due to (i) a loss on litigation recorded during the 2014 Period related to ZIM (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below), (ii) a decrease in general and administrative expenses as a result of higher legal expenses incurred related to ZIM during the 2014 Period and (iii) an impairment loss recognized during the 2014 Period related to equipment previously on lease to Heuliez with no impairment loss recognized in the 2015 Period.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the 2015 Period and the 2014 Period was $0 and $(101,581), respectively. This change was due to the release of the accumulation of currency translation adjustments in connection with the sale of equipment previously on lease to Heuliez subsequent to the 2014 Period.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(10,124,133) and $452,553, respectively. Net (loss) income attributable to us per weighted average additional Share outstanding for the 2015 Period and the 2014 Period was $(27.64) and $1.24, respectively.

Financial Condition

        This section discusses the major balance sheet variances at September 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $18,371,772, from $33,574,889 at December 31, 2014 to $15,203,117 at September 30, 2015.   The decrease was primarily the result of (i) our share of the net loss from our joint venture related to JAC, (ii) our release and discharge during the 2015 Period of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and (iii) depreciation related to the equipment previously on lease to Murray.

Current Assets

Current assets decreased $3,934,678, from $12,407,204 at December 31, 2014 to $8,472,526 at September 30, 2015. The decrease was primarily the result of our release and discharge during the 2015 Period of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below), partially offset by an increase in cash primarily due to less distributions paid to our members during the 2015 Period.

Total Liabilities

Total liabilities decreased $5,565,752, from $6,439,526 at December 31, 2014 to $873,774 at September 30, 2015.  The decrease was primarily the result of ZIM’s release and discharge during the 2015 Period of our accrued obligation on the seller’s credits (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below).

Equity

Equity decreased $12,806,020, from $27,135,363 at December 31, 2014 to $14,329,343 at September 30, 2015.  The decrease was primarily due to our net loss during the 2015 Period and distributions paid to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $8,120,509 and $7,056,701, respectively.  During the nine months ended September 30, 2015, our main source of cash was from collections on our operating lease.  Our main use of cash was distributions to our members and noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of September 30, 2015, the cash reserve was $1,825,993.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,363,565, from $7,339,191 in the 2014 Period to $3,975,626 in the 2015 Period. This decrease was primarily a result of (i) the collection of an income tax receivable related to Teal Jones, (ii) a decrease in rental receipts due to the sale of our interest in an operating lease and (iii) the prepayment of two notes receivable, each during the 2014 Period.

Investing Activities

         Cash flows from investing activities decreased $12,625,735, from a source of cash of $12,611,518 in the 2014 Period to a use of cash of $14,217 in the 2015 Period. This decrease was primarily due to the prepayment of two notes receivable and the sale of leased equipment during the 2014 Period.

Financing Activities

         Cash used in financing activities decreased $14,088,854, from $16,986,455 in the 2014 Period to $2,897,601  in the 2015 Period.  This decrease was due to lower distributions paid to our members during the 2015 Period as compared to the 2014 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2015 Period, we paid distributions to our Manager, additional members and noncontrolling interests of $10,101, $1,000,028 and $1,887,472, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments and our receipt of rental and other income from our investments.

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

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed.  Our Manager still believes these claims are unsupported by the facts, but given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager would engage in prudent settlement discussions to resolve this matter expeditiously. At this time, we are unable to predict the outcome of this action or loss therefrom, if any; however, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations.

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

In 2011, Kreif entered into an agreement with ICON French Equipment to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. We received our first payment of €74,248 (USD $82,298) on April 1, 2015.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The obligation related to this agreement was $448,710 at September 30, 2015, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2015.

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

November 9, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)