Form 10-K
period 2015-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2016-03-28
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Number of outstanding shares of limited liability company interests of the registrant on March 21, 2016 is 362,656.

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

Our initial closing was on May 6, 2005 with the sale of 1,200 Shares, representing $1,200,000 of capital contributions. Through the end of our offering period on April 21, 2007, we sold 365,199 Shares, representing $365,198,690 of capital contributions. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds, or $1,825,993. Through December 31, 2015, we repurchased 2,543 Shares, bringing the total number of outstanding Shares to 362,656. During the period from May 6, 2005 through December 31, 2007, we paid the following commissions and fees in connection with the offering of Shares: (i) $29,210,870 of sales commissions to third parties, (ii) $6,978,355 of organizational and offering expenses to our Manager and (iii) $7,304,473 of dealer-manager fees to CĪON Securities, LLC, formerly known as ICON Securities LLC, our dealer-manager in the offering and an affiliate of our Manager.

Our operating period ended on April 30, 2014 after having been extended for two years. On May 1, 2014, we commenced our liquidation period, which has continued for more than one year. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

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

We divide the life of the LLC into three distinct phases:

(1)           Offering Period: The period during which we offered and sold Shares to investors. We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2)           Operating Period: After the close of the offering period on April 21, 2007, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. The operating period ended on April 30, 2014.

(3)           Liquidation Period: On May 1, 2014, we commenced our liquidation period, which has continued for more than one year. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

At December 31, 2015 and 2014, we had total assets of $5,885,335 and $33,574,889, respectively.  For the year ended December 31, 2015, one lessee accounted for all of our total rental income of $6,360,041.  We had a net loss attributable to us for the year ended December 31, 2015 of $12,424,431.  For the year ended December 31, 2014, one lessee and one borrower accounted for 94.9% of our total rental and finance income of $9,517,066.  We had net income attributable to us for the year ended December 31, 2014 of $703,275.

At December 31, 2015, our portfolio consisted of a 39% ownership interest in a joint venture that purchased a portion of a subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”), which matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2015 and 2014, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 12 to our consolidated financial statements.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies and Off-Balance Sheet Transactions” located elsewhere in this Annual Report on Form 10-K for a complete discussion of the Equipment Acquisition Resources, Inc. (“EAR”) matter. Notwithstanding our Manager’s belief that the EAR trustee’s claims against us are unsupported by the facts, an adverse ruling or settlement may have a material impact on our consolidated financial position or results of operations. We are not aware of any other material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Title of Class	Number of Members as of March 21, 2016
Manager (as a member)	1
Additional members	8,983

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through May 2012. We did not pay any distributions during our extended operating period. During our liquidation period, we have paid and may continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our asset and/or the maturity of our investment, and our receipt of finance and other income from our investment. We paid distributions to additional members totaling $6,999,866 and $28,004,466 for the years ended December 31, 2015 and 2014, respectively. Additionally, we paid our Manager distributions of $70,705 and $282,873 for the years ended December 31, 2015 and 2014, respectively.

Our Shares are not publicly traded and there is no established public trading market for our Shares. Given that it is unlikely that any such market will develop, our Shares are generally considered illiquid. Even if an additional member is able to sell our Shares, the price received may be less than our estimated value (“Value”) per Share indicated below.

Our estimated Value per Share as of December 31, 2015 (the “Valuation Date”) has been determined to be $12.70 per Share. The estimated Value per Share is based upon the estimated fair market value of our assets and liabilities as of the Valuation Date, divided by the total number of our Shares outstanding as of the Valuation Date. Since our only remaining investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.*  The information used to generate the estimated Value per Share, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This estimated Value per Share is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Shares in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The estimated Value per Share was calculated by our Manager partly based on the fair market value provided by Hilco Enterprise Valuation Services, LLC (“Hilco”), a third-party independent valuation and consulting firm engaged by our Manager to provide material assistance related to the valuation of our only remaining investment, as further described below. The engagement of Hilco was approved by our Manager. Hilco is one of the world’s largest and most diversified business asset appraisers and valuation advisors, providing valuation opinions across virtually every business asset category.

Process and Methodology

Our Manager established the estimated Value per Share as of the Valuation Date partly based on the fair market value of our only remaining investment provided by Hilco. In arriving at its fair market value, Hilco utilized valuation methodologies that both our Manager and Hilco believe are standard and acceptable in the equipment financing industry for the types of assets held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The valuation was also performed in accordance with the provisions of the guidelines established by the Uniform Standards of Professional Appraisal Practice. The fair market value provided by Hilco is in accordance with Accounting Standards Codification 820.

A summary of the methodology used by Hilco, as well as the assumptions and limitations of their work for us and of our determination of estimated Value, are presented below.

* Our only remaining investment described in this Item 5 is not consolidated and presented on our consolidated balance sheet as of December 31, 2015, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2015.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate Value using the concept of the time value of money. All projected future cash flows accruing to the asset were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Valuation of Note Receivable

The estimated fair market value of our note receivable at the Valuation Date was derived by applying the DCF method to the projected cash flows accruing to the asset using a discount rate reflecting the risks associated with such asset and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the asset. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rate used was 12.3%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair market values of Other Net Assets as of the Valuation Date were estimated to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets are our shares of deferred financing costs and deferred revenue, which our Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our estimated Value per Share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. Our estimated Value per Share may also not represent the price that our Shares would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional member would realize in a private sale of our Shares.

The estimated Value per Share calculated by our Manager is based on economic, market and other conditions and the information available to us and Hilco as of the Valuation Date. The estimated Value per Share is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicle in which the asset is held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Shares. The estimated Value per Share may also change as a result of changes in the circumstances of the risks associated with the investment.

There is no assurance that the methodologies used to calculate the estimated Value per Share would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Manager is ultimately and solely responsible for the establishment of our estimated Value per Share. In arriving at its determination of the estimated Value per Share, our Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair market value recommended by Hilco.

We currently expect that our next estimated Value per Share will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2016. We intend to publish an updated estimated Value per Share annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions.  Please refer to “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

Our operating period ended on April 30, 2014 after having been extended for two years. During our operating period, additional investments were made with the cash generated from our investments to the extent that the cash was not needed for expenses, reserves and distributions to members. On May 1, 2014, we commenced our liquidation period, which has continued for more than one year. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

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

Our Manager believes the global economic recovery is likely to slow down in 2016, primarily due to a weakness in foreign growth and a reduction of global demand.  As of December 31, 2015, our only remaining investment, which we hold through a joint venture, consisted of a 39% ownership interest in a note receivable secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex located in Singapore. A general economic slow-down in China and India leading to lower demand from such countries, as well as the price decline of energy and other commodities, has had, among other things, a negative impact on this investment, which has resulted in the joint venture recording credit losses (see “Significant Transactions” below). These factors may continue to have an impact on the performance of this investment.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2015 and 2014:

Assets Held for Sale

During 2008, we invested approximately $13,427,000 in semiconductor manufacturing equipment, partly through our wholly-owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), and partly through a joint venture, ICON EAR, LLC (“ICON EAR”), owned 45% by us and 55% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager. ICON EAR II and ICON EAR are collectively referred to as the “ICON EAR entities.” All of the equipment was leased to EAR. As additional security for the leases, the ICON EAR entities received mortgages on certain parcels of real property located in Jackson Hole, Wyoming.

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

Subsequent to the filing of the bankruptcy petition, EAR disclaimed any right to its equipment and such equipment became the subject of an Illinois State Court proceeding. The equipment was subsequently sold as part of the Illinois State Court proceeding. On March 6, 2012, one of the creditors in the Illinois State Court proceeding won a summary judgment motion filed against the ICON EAR entities, thereby dismissing the ICON EAR entities’ claims to the proceeds resulting from the sale of the EAR equipment. The ICON EAR entities appealed this decision.  On September 16, 2013, the lower court’s ruling was affirmed by the Illinois Appellate Court.  On October 21, 2013, the ICON EAR entities filed a Petition for Leave to Appeal with the Supreme Court of Illinois appealing the decision of the Illinois Appellate Court, which petition was denied on January 29, 2014. During the year ended December 31, 2014, ICON EAR II sold its only remaining asset consisting of the real property for $84,932. No material gain or loss was recorded as a result of this sale. Prior to the sale, ICON EAR II recognized an impairment charge of $28,407 based on the then estimated fair value less cost to sell the real property.

On April 8, 2013, Heuliez SA and Heuliez Investissements SNC (collectively, “Heuliez”) filed for “Redressement Judiciaire,” a proceeding under French law similar to Chapter 11 reorganization under the U.S. Bankruptcy Code.  During the quarter ended September 30, 2013, we were notified by the French bankruptcy court of the court’s intention to liquidate the companies.  Our Manager estimated the amount to be recovered in the liquidation proceedings based on a third-party appraisal and determined that a credit loss reserve in the amount of €1,738,846 (USD $2,323,655) was required. On October 31, 2013, our finance lease with Heuliez was terminated. Effective as of November 1, 2013, we leased our auto parts manufacturing equipment to a third party who purchased most of Heuliez’s other real estate and movable assets pursuant to the bankruptcy proceeding for an amount of €2,000 per month. The auto parts manufacturing equipment in the amount of $1,434,445 was reclassified to assets held for sale as of December 31, 2013.

During the year ended December 31, 2014, we sold all the auto parts manufacturing equipment to Heuliez for $770,908. As a result of the sale, we recorded a loss on sale of equipment of $425,092. Prior to the sale, we recognized an impairment charge of $273,928 based on the then estimated fair value less cost to sell the equipment. The loss was offset by a gain on disposition of assets of foreign investment as a result of reclassifying $178,410 of accumulated gain on currency translation adjustments out of accumulated other comprehensive income (“AOCI”) into gain on disposition of assets of foreign investment within the consolidated statements of comprehensive (loss) income.

Mining Equipment

On August 5, 2013, we, through our wholly-owned subsidiary ICON Murray V, LLC (“ICON Murray V”), purchased mining equipment for $1,979,268.  The equipment was subject to a 36-month lease with Murray Energy Corporation (“Murray”) and its affiliate that was scheduled to expire on August 31, 2016. On June 30, 2014, we sold 100% of the limited liability company interests of ICON Murray V to Hardwood Partners, LLC for $1,621,200. As a result, we recorded a gain on sale of $74,809.

On September 12, 2013, a joint venture owned by us, Fund Twelve and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Manager, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray and certain of its affiliates. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture was owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

Notes Receivable

On November 28, 2012, we made a secured term loan in the amount of $5,400,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of an $80,000,000 term loan facility. The loan bore interest at 13.5% per year and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings. In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.0675% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of $40,915. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of $6,122,031, comprised of all outstanding principal, accrued interest and prepayment fees of $599,185. The prepayment fees were recognized as additional finance income. On July 21, 2014, we exercised the warrants and received net cash proceeds of $18,943, which resulted in a loss of $57,501 that was recorded in loss on derivative financial instruments.

On February 12, 2013, we made a secured term loan in the amount of $3,300,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $6,000,000 facility. On March 28, 2013, NTS borrowed $935,000 and on June 27, 2013, NTS drew down the remaining $2,365,000 from the facility. The loan bore interest at 12.75% per year and was scheduled to mature on July 1, 2017. The loan was secured by a first priority security interest in all equipment and assets of NTS. On June 6, 2014, NTS satisfied their obligations in connection with the loan by making a prepayment of $3,301,481, comprised of all outstanding principal, accrued interest and a prepayment fee of $125,400. The prepayment fee was recognized as additional finance income.

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $11,100,376.

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

During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $6,421,388. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Manager believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Manager believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,482,207. In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the expected tolling arrangement. Our Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Manager believes that the joint venture’s ultimate collectability of the facility may result in less of a recovery from its prior estimate. As a result, our Manager determined to record an additional credit loss of $5,365,776, which our Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,092,652. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. For the years ended December 31, 2015 and 2014, the joint venture recognized finance income of $1,152,580 and $4,000,314, respectively, prior to the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the net investment in note receivable held by the joint venture was $5,365,776 and $35,363,995, respectively, and our investment in the joint venture was $2,098,529 and $13,605,567, respectively.

As of December 31, 2014, we had two notes receivable with ZIM Integrated Shipping Services Ltd. (“ZIM”) totaling $5,350,503 that were due in full. The loans bore interest at 15% per year and matured on September 30, 2014. The loans were placed on non-accrual status during 2014. While there was no credit loss reserve recorded for the loans, we recorded a loss on litigation of $650,503 during the year ended December 31, 2014 to increase our accrued obligation on the seller’s credits to $5,350,503 in light of the denial of the right to appeal the arbitration panel’s ruling on August 7, 2014 (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

Foreign Income Taxes

As of December 31, 2013, we had an income tax receivable of $1,525,563 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) satisfying their obligations in connection with the mortgage note receivable and finance lease during the year ended December 31, 2013. In July 2014, we received the income tax refund of CAD $1,627,520 (USD $1,525,563).

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on a classified balance sheet. The adoption of ASU 2015-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. ASU 2015-17 may be adopted prospectively or retrospectively and early adoption is permitted.  The adoption of ASU 2015-17 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

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

Valuation allowance on deferred tax assets or liabilities

Some of our wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations for the Years Ended December 31, 2015 (“2015”) and 2014 (“2014”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2015		2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - container vessels(1)	$-	-	$5,350,503	100%

(1) Subsequent to the sale of the Marine-container vessels in 2011, the remaining notes receivable were unsecured. In addition, the notes receivable were placed on non-accrual status during 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM's obligation on our notes receivable as well as our accrued obligation on the seller's credits in the same amount.

The net carrying value of our financing transactions represents the balance of our net investment in notes receivable as of each reporting date.

During 2015, we did not recognize any finance income. During 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
SAExploration Inc.	Seismic imaging equipment	-	69%
NTS Communications, Inc.	Telecommunications equipment	-	25%
		-	94%

Interest income from our net investment in notes receivable is included in finance income in our consolidated statements of comprehensive (loss) income.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our non-accrual loans related to ZIM was $5,350,503. The loans, which matured on September 30, 2014, were placed on non-accrual status during the three months ended March 31, 2014. While there was no credit loss reserve recorded for the loans, we recorded a total accrued obligation of $5,350,503 related to the seller’s credits in light of the denial of the right to appeal the arbitration panel’s ruling (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). No finance income was recognized in 2015. Finance income recognized on the loans in 2014 prior to being placed on non-accrual status was $128,955. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

Operating Lease Transaction

The following tables set forth the type of equipment subject to the operating lease in our portfolio:

	December 31,
	2015		2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Mining equipment	$-	-	$7,469,796	100%

The net carrying value of our operating lease transaction represents the balance of our leased equipment at cost as of each reporting date.

During 2015 and 2014, one customer generated all of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015	2014
Murray Energy Corporation	Mining equipment	100%	100%

Revenue and other income for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$-	$1,550,521	$(1,550,521)
Rental income	6,360,041	7,966,545	(1,606,504)
(Loss) income from investment in joint ventures	(11,518,496)	1,611,117	(13,129,613)
Gain (loss) on sale of assets, net	448,710	(354,089)	802,799
Gain on litigation	82,298	-	82,298
Total revenue and other (loss) income	$(4,627,447)	$10,774,094	$(15,401,541)

Total revenue and other (loss) income for 2015 decreased $15,401,541, or 142.9%, as compared to 2014. The decrease was primarily due to (i) the loss from investment in joint ventures in 2015 as compared to income in 2014 due to the credit loss recorded during 2015 by our joint venture related to JAC (see “Significant Transactions” above), (ii) a decrease in rental income primarily due to the expiration of our lease with Murray during 2015 and (iii) a decrease in finance income primarily due to prepayments of secured term loans by SAE and NTS during 2014. The decrease was partially offset by a gain recognized on the sale of assets previously on lease to Murray during 2015 as compared to a loss recognized on the sale of assets previously on lease to Heuliez during 2014.

Expenses for 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014	Change
General and administrative	$2,345,789	$2,240,217	$105,572
Depreciation	4,927,106	6,506,594	(1,579,488)
Impairment loss	-	302,335	(302,335)
Loss on litigation	-	650,503	(650,503)
Interest	27,481	35,303	(7,822)
Loss on derivative financial instruments	-	61,756	(61,756)
Gain on disposition of assets of foreign investment	-	(178,410)	178,410
Total expenses	$7,300,376	$9,618,298	$(2,317,922)

Total expenses for 2015 decreased $2,317,922, or 24.1%, as compared to 2014.  The decrease in total expenses was primarily due to (i) a decrease in depreciation expense as a result of the sale of assets previously on lease to Murray during 2015, (ii) a loss on litigation recorded during 2014 as a result of the ZIM arbitration ruling and subsequent denial of the right to appeal (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and (iii) an impairment loss recognized during 2014 related to equipment previously on lease to Heuliez with no comparable impairment loss recognized during 2015. These decreases were partially offset by the gain on disposition of assets of foreign investment in 2014 due to the sale of equipment previously on lease to Heuliez, with no comparable gain in 2015.

Income Tax Expense

Certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. For 2015, income tax expense of $15,793 was primarily due to state withholding income taxes on income related to Murray, partially offset by a favorable foreign exchange fluctuation on our foreign withholding tax payable. For 2014, income tax expense of $113,983 was due to withholding taxes related to Teal Jones distributions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $142,277, from $338,538 in 2014 to $480,815 in 2015. The increase was primarily due to the gain on sale of equipment previously on lease to Murray during 2015.

Other Comprehensive Loss

Other comprehensive loss for 2015 and 2014 was $0 and $279,991, respectively. This change was primarily due to the release of the accumulation of currency translation adjustments in connection with the sale of equipment previously on lease to Heuliez during 2014 and unfavorable movements in foreign currency exchange rates related to Heuliez in 2014.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for 2015 and 2014 was $(12,424,431) and $703,275, respectively.  Net (loss) income attributable to us per weighted average additional Share outstanding for 2015 and 2014 was $(33.92) and $1.92, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $27,689,554, from $33,574,889 at December 31, 2014 to $5,885,335 at December 31, 2015. The decrease was primarily the result of (i) the use of existing cash and cash generated from our investments to pay distributions to our members and noncontrolling interests, (ii) our share of the net loss from our joint venture related to JAC, (iii) our release and discharge during 2015 of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and (iv) depreciation recognized in 2015 related to the equipment previously on lease to Murray.

Current Assets

Current assets decreased $8,620,398, from $12,407,204 at December 31, 2014 to $3,786,806 at December 31, 2015. The decrease was primarily due to our release and discharge during 2015 of ZIM’s obligation on the notes receivable that was due in full as of December 31, 2014 (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and a decrease in cash to pay distributions and operating expenses during 2015.

Total Liabilities

Total liabilities decreased $5,858,400, from $6,439,526 at December 31, 2014 to $581,126 at December 31, 2015. The decrease was primarily a result of ZIM’s release and discharge during 2015 of our accrued obligation on the seller’s credits (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below) and satisfying the remarketing liability associated with the equipment previously on lease to Murray in 2015.

Equity

Equity decreased $21,831,154, from $27,135,363 at December 31, 2014 to $5,304,209 at December 31, 2015. The decrease was due to our net loss during 2015 and distributions paid to our members and noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2015 and 2014, we had cash and cash equivalents of $3,459,766 and $7,056,701, respectively. During the year ended December 31, 2015, our main source of cash was from collections on our operating lease and proceeds from the sale of leased equipment. Our main use of cash was distributions to our members and noncontrolling interests. During our liquidation period, which commenced on May 1, 2014, we expect our main sources of cash will be from the collection of income and proceeds from the sale of assets held directly by us or indirectly by our joint ventures and our main use of cash will be for distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We anticipate being able to meet our liquidity requirements into the foreseeable future using cash on hand as of December 31, 2015. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds.  As of December 31, 2015, the cash reserve was $1,825,993.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2015	2014
Net cash provided by (used in):

Operating activities	$3,316,700	$8,716,290
Investing activities	2,973,903	12,609,638
Financing activities	(9,887,538)	(30,750,618)
Effects of exchange rates on cash and cash equivalents	-	(145,281)
Net decrease in cash and cash equivalents	$(3,596,935)	$(9,569,971)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities decreased $5,399,590, from $8,716,290 in 2014 to $3,316,700 in 2015. This decrease was primarily a result of (i) the collection of an income tax receivable related to Teal Jones in 2014, (ii) a decrease in rental receipts due to the expiration of an operating lease in 2015 and the sale of our interest in an operating lease in 2014, (iii) a decrease in finance income receipts due to the prepayment of two notes receivable in 2014 and (iv) the timing of payments of our liabilities.

Investing Activities

Cash provided by investing activities decreased $9,635,735, from $12,609,638 in 2014 to $2,973,903 in 2015. This decrease was primarily due to the prepayment of two notes receivable in 2014, partially offset by higher proceeds received from the sale of leased equipment during 2015 as compared to 2014.

Financing Activities

Cash used in financing activities decreased $20,863,080, from $30,750,618 in 2014 to $9,887,538 in 2015. This decrease was due to lower distributions paid to our members during 2015 as compared to 2014.

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

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively. We paid distributions to our additional members of $6,999,866 and $28,004,466 for the years ended December 31, 2015 and 2014, respectively. We paid distributions to our Manager of $70,705 and $282,873 for the years ended December 31, 2015 and 2014, respectively. Additionally, we paid distributions to our noncontrolling interests of $2,816,967 and $2,463,279 for the years ended December 31, 2015 and 2014, respectively. Distributions paid during the liquidation period will vary, depending on the timing of the sale of our asset and/or the maturity of our investment and our receipt of finance and other income from our investment.

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

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages is scheduled for May 2016.

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

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

As of December 31, 2015, we have one investment in a note receivable held through a joint venture that contains a fixed interest rate. If interest rates increase or decrease, our note receivable held through this joint venture would not be affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Leasing Fund Eleven, LLC

We have audited the accompanying consolidated balance sheets of ICON Leasing Fund Eleven, LLC (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, changes in equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven, LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 25, 2016

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$3,459,766	$7,056,701
Current portion of net investment in notes receivable	-	5,350,503
Other current assets	327,040	-
Total current assets	3,786,806	12,407,204
Non-current assets:
Leased equipment at cost (less accumulated depreciation
of $0 and $8,168,854, respectively)	-	7,469,796
Investment in joint ventures	2,098,529	13,697,889
Total non-current assets	2,098,529	21,167,685
Total assets	$5,885,335	$33,574,889
Liabilities and Equity
Current liabilities:
Due to Manager and affiliates, net	-	228,736
Accrued expenses and other liabilities	581,126	6,210,790
Total liabilities	581,126	6,439,526

Commitments and contingencies (Note 13)	-	-

Equity:
Members' equity:
Additional members	8,436,982	27,737,035
Manager	(3,142,740)	(2,947,791)
Total members' equity	5,294,242	24,789,244
Noncontrolling interests	9,967	2,346,119
Total equity	5,304,209	27,135,363
Total liabilities and equity	$5,885,335	$33,574,889

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2015	2014
Revenue and other income:
Finance income	$-	$1,550,521
Rental income	6,360,041	7,966,545
(Loss) income from investment in joint ventures	(11,518,496)	1,611,117
Gain (loss) on sale of assets, net	448,710	(354,089)
Gain on litigation	82,298	-
Total revenue and other (loss) income	(4,627,447)	10,774,094
Expenses:
General and administrative	2,345,789	2,240,217
Depreciation	4,927,106	6,506,594
Impairment loss	-	302,335
Loss on litigation	-	650,503
Interest	27,481	35,303
Loss on derivative financial instruments	-	61,756
Gain on disposition of assets of foreign investment	-	(178,410)
Total expenses	7,300,376	9,618,298
(Loss) income before income taxes	(11,927,823)	1,155,796
Income tax expense	(15,793)	(113,983)
Net (loss) income	(11,943,616)	1,041,813
Less: net income attributable to noncontrolling interests	480,815	338,538
Net (loss) income attributable to Fund Eleven	(12,424,431)	703,275

Other comprehensive loss:
Currency translation adjustments during the period	-	(101,581)
Currency translation adjustments reclassified to net loss	-	(178,410)
Total other comprehensive loss	-	(279,991)
Comprehensive (loss) income	(11,943,616)	761,822
Less: comprehensive income attributable to noncontrolling interests	480,815	338,538
Comprehensive (loss) income attributable to Fund Eleven	$(12,424,431)	$423,284

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(12,300,187)	$696,242
Manager	(124,244)	7,033
	$(12,424,431)	$703,275
Weighted average number of additional shares of limited liability company
interests outstanding	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average additional share of
limited liability company interests outstanding	$(33.92)	$1.92

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares
	of Limited Liability			Accumulated Other	Total
	Company	Additional		Comprehensive	Members'	Noncontrolling	Total
	Interests	Members	Manager	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2013	362,656	$55,045,259	$(2,671,951)	$279,991	$52,653,299	$4,470,860	$57,124,159

Net income	-	696,242	7,033	-	703,275	338,538	1,041,813
Disposition of assets of foreign	-	-	-	(178,410)	(178,410)	-	(178,410)
investment
Currency translation
adjustments	-	-	-	(101,581)	(101,581)	-	(101,581)
Distributions	-	(28,004,466)	(282,873)	-	(28,287,339)	(2,463,279)	(30,750,618)
Balance, December 31, 2014	362,656	27,737,035	(2,947,791)	-	24,789,244	2,346,119	27,135,363

Net (loss) income	-	(12,300,187)	(124,244)	-	(12,424,431)	480,815	(11,943,616)
Distributions	-	(6,999,866)	(70,705)	-	(7,070,571)	(2,816,967)	(9,887,538)
Balance, December 31, 2015	362,656	$8,436,982	$(3,142,740)	$-	$5,294,242	$9,967	$5,304,209

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(11,943,616)	$1,041,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	-	(236,164)
Loss on litigation	-	650,503
Loss (income) from investment in joint ventures	11,518,496	(1,611,117)
Depreciation	4,927,106	6,506,594
Impairment loss	-	302,335
(Gain) loss on sale of assets, net	(448,710)	354,089
Loss on derivative financial instruments	-	61,756
Other loss	-	8,802
Interest expense, other	27,481	33,893
Gain on disposition of assets of foreign investment	-	(178,410)
Changes in operating assets and liabilities:
Other assets	(327,040)	60,690
Accrued expenses and other liabilities	(306,642)	(211,422)
Due to Manager and affiliates, net	(228,736)	313,668
Distributions from joint venture	98,361	93,697
Income tax receivable	-	1,525,563
Net cash provided by operating activities	3,316,700	8,716,290
Cash flow from investing activities:
Principal received on notes receivable	-	10,235,890
Proceeds from sales of leased equipment	2,991,400	2,391,524
Investment in joint venture	(17,497)	(17,776)
Net cash provided by investing activities	2,973,903	12,609,638
Cash flow from financing activities:
Distributions to members	(7,070,571)	(28,287,339)
Distributions to noncontrolling interests	(2,816,967)	(2,463,279)
Net cash used in financing activities	(9,887,538)	(30,750,618)
Effects of exchange rates on cash and cash equivalents	-	(145,281)
Net decrease in cash and cash equivalents	(3,596,935)	(9,569,971)
Cash and cash equivalents, beginning of year	7,056,701	16,626,672
Cash and cash equivalents, end of year	$3,459,766	$7,056,701

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$5,350,503	$-
Adjustment to remarketing liability	$-	$224,355
Receivable due from an affiliate on the sale of asset	$-	$84,932

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

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

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective, we: (i) acquired a diversified portfolio by making investments in leases, notes receivable and other financing transactions; (ii) paid distributions, at our Manager’s (as defined below) discretion, to our members commencing the month after each member’s admission to the LLC; (iii) reinvested substantially all undistributed cash from operations and cash from sales of equipment and other financing transactions during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our members during the liquidation period.

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

We commenced business operations on our initial closing date, May 6, 2005, with the admission of investors holding 1,200 shares of limited liability company interests (“Shares”) representing $1,200,000 of capital contributions. Through April 21, 2007, the final closing date, we admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions.  Through December 31, 2015, we repurchased 2,543 Shares, bringing the total number of Shares outstanding to 362,656.

We invested most of the net proceeds from our offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from our investments to the extent that cash was not needed for expenses, reserves, and distributions to members. During our liquidation period, we have paid and may continue to pay distributions in accordance with the terms of our LLC Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our asset and/or maturity of our investment and our receipt of finance and other income from our investment.

Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period, which has continued for more than one year. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members due to, among other things, current market conditions.

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

December 31, 2015

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

We report noncontrolling interests as a separate component of consolidated equity, and net income attributable to noncontrolling interests is included in net (loss) income. The attribution of net (loss) income and comprehensive (loss) income between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of comprehensive (loss) income.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value.

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

December 31, 2015

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

December 31, 2015

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

Some of our wholly-owned foreign subsidiaries are taxed as corporations in their local tax jurisdictions. For these entities, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

December 31, 2015

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

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Manager of 3% of the purchase price of an investment made by us or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of comprehensive (loss) income. Costs related to leases or other financing transactions that are not consummated are expensed.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of loss (gain) on derivative financial instruments in our consolidated statements of comprehensive (loss) income.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed. Revenues, expenses and cash flow items are translated at the average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in our consolidated balance sheets.

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

December 31, 2015

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on a classified balance sheet. The adoption of ASU 2015-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. ASU 2015-17 may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

(3) Net Investment in Notes Receivable

As of December 31, 2015 and 2014, we had net investment in notes receivable on non-accrual status of $0 and $5,350,503, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

Subsequent to the arbitration panel’s ruling in February 2014 (see Note 13), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable. Our Manager believed that ZIM was not entitled to offset its obligations under the notes receivable by the seller’s credits. As a result, our Manager believed that ZIM was in default of its obligations and that it was unlikely that ZIM would make any past due or future repayments on the notes receivable, if at all, until we and ZIM resolved our dispute regarding the seller’s credits. Accordingly, we placed the notes receivable on non-accrual status during the three months ended March 31, 2014. While there was no credit loss reserve recorded for the notes receivable, we recorded a loss on litigation of $650,503 during the year ended December 31, 2014 to increase our accrued obligation on the seller’s credits to $5,350,503 in light of the denial of the right to appeal the arbitration panel’s ruling on August 7, 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge each other’s obligations related to the notes receivable and the seller’s credits.

(4) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2015	2014
Mining equipment	$-	$15,638,650
Less: accumulated depreciation	-	8,168,854
Leased equipment at cost, less accumulated depreciation	$-	$7,469,796

Depreciation expense was $4,927,106 and $6,506,594 for the years ended December 31, 2015 and 2014, respectively.

Mining Equipment

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Manager, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation (“Murray”) and certain of its affiliates. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture was owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

(5) Investment in Joint Ventures

We and certain of our affiliates, entities also managed by our Manager, formed one joint venture, discussed below, for the purpose of acquiring and managing various assets. We and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  We each have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The joint venture described below is minority owned and accounted for under the equity method.

ICON Mauritius II, LLC

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021.  The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $11,100,376.

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

During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $6,421,388. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility.  Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Manager believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Manager believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,482,207. In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the expected tolling arrangement. Our Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Manager believes that the joint venture’s ultimate collectability of the facility may result in less of a recovery from its prior estimate. As a result, our Manager determined to record an additional credit loss of $5,365,776, which our Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,092,652. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. For the years ended December 31, 2015 and 2014, the joint venture recognized finance income of $1,152,580 and $4,000,314, respectively, prior to the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in notes receivable held by the joint venture was $5,365,776

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

and $35,363,995, respectively, and our total investment in the joint venture was $2,098,529 and $13,605,567, respectively.

The results of operations of the joint venture are summarized below:

	Years Ended December 31,
	2015	2014
Revenue	$1,152,580	$4,000,314
Net (loss) income	$(30,495,021)	$3,954,250
Our share of net (loss) income	$(11,524,537)	$1,652,320

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

(7) Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual members rather than us. However, certain of our direct and indirect wholly-owned subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned subsidiaries are taxed as corporations in Barbados. The statutory Canadian tax rate was 26.0% for 2015 and 2014. Under the laws of Canada, our subsidiaries are subject to income tax examination for the 2011 tax year and subsequent tax years.  For the year ended December 31, 2015, income tax expense of $15,793 was primarily related to state withholding taxes on income related to Murray. For the year ended December 31, 2014, income tax expense of $113,983 was due to withholding taxes related to Teal Jones Group and Teal Jones Lumber Services, Inc. (collectively, “Teal Jones”) distributions.

The components of (loss) income before income taxes were:

	Years ended December 31,
	2015	2014
Non-taxable(1)	$(11,841,139)	$1,396,128
Taxable(1)	(86,684)	(240,332)
(Loss) income before income taxes	$(11,927,823)	$1,155,796

(1) The distinction between the taxable and non-taxable activities was determined based on the location of the taxing authorities.

The components of income tax expense were as follows:

	Years ended December 31,
	2015	2014
Current:
Foreign national and provincial benefit (expense)	$34,387	$(113,983)
Domestic state withholding tax expense	(50,180)	-
Income tax expense	$(15,793)	$(113,983)

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

As of December 31, 2013, we had an income tax receivable of $1,525,563 relating to expected income tax refunds primarily due to carrying back to previous tax years the loss realized for income tax purposes upon Teal Jones satisfying their obligations in connection with the mortgage note receivable and finance lease during the year ended December 31, 2013. In July 2014, we received the income tax refund of CAD $1,627,520 (USD $1,525,563).

As of December 31, 2015 and 2014, we recorded a full valuation allowance against our deferred tax asset of CAD $2,606,811 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

The significant components of deferred taxes consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward, net of current portion	$1,879,250	$2,243,566
Total deferred tax assets before valuation allowance	1,879,250	2,243,566
Valuation allowance	(1,879,250)	(2,243,566)
Total deferred tax assets	$-	$-

We have not identified any material uncertain tax positions as of December 31, 2015.

(8) Transactions with Related Parties

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

We paid distributions to our Manager of $70,705 and $282,873 for the years ended December 31, 2015 and 2014, respectively. Additionally, our Manager’s interest in the net (loss) income attributable to us was $(124,244) and $7,033 for the years ended December 31, 2015 and 2014, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the years ended December 31, 2015 and 2014:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Manager	Management fees	$212,897	$430,352
ICON Capital, LLC	Manager	Administrative expense reimbursements	408,093	547,635
			$620,990	$977,987

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015, we had no related party balances. At December 31, 2014, we had a net payable due to our Manager and affiliates of $228,736 that primarily related to professional fees paid on our behalf.

(9) Other Comprehensive Loss

During the year ended December 31, 2014, we sold all auto parts manufacturing equipment held by our foreign subsidiaries to Heuliez SA and Heuliez Investissements SNC (collectively, “Heuliez”) for $770,908. As a result of the sale, we recognized a gain due to reclassifying $178,410 of accumulated gain on currency translation adjustments out of AOCI into gain on disposition of assets on foreign investment within the consolidated statements of comprehensive (loss) income.

(10) Fair Value Measurements

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

As of December 31, 2015, we had no assets or liabilities that were required to be measured at fair value on a recurring or nonrecurring basis. As of December 31, 2014, we had no assets or liabilities that were required to be measured at fair value on a recurring basis.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements.  Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. The following table summarizes the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the asset is presented as of December 31, 2014:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			For the Year Ended
	December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Asset held for sale (1)	$-	$-	$-	$1,044,959	$273,928

(1) Related to equipment previously on lease to Heuliez. The equipment was reclassified to asset held for sale as of December 31, 2013 and sold during the year ended December 31, 2014.

Our asset held for sale was valued using the agreed upon sales price. The sales price was a quoted price in an inactive market, which was supported by little or no market data and therefore classified within Level 3.

Fair value information with respect to certain of our assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(11) Concentrations of Risk

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

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2015, we had one lessee that accounted for all of our total rental income.  For the year ended December 31, 2014, we had one lessee and one borrower that accounted for 94.9% of our total rental and finance income.  No other lessees or borrowers accounted for more than 10% of rental and finance income.

At December 31, 2015, no lessees or borrowers accounted for more than 10% of total assets. As of December 31, 2015, our only remaining investment, which we hold through a joint venture, consisted of a 39% ownership interest in a note receivable.

At December 31, 2014, we had one lessee and one borrower that accounted for 38.2% of total assets.

(12) Geographic Information

Geographic information for revenue and other income, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2015
	North
	America	Asia	Total
Revenue:
Rental income	$6,360,041	$-	$6,360,041
Loss from investment in joint ventures	$-	$(11,518,496)	$(11,518,496)

	At December 31, 2015
	North
	America	Asia	Total
Long-lived assets:
Investment in joint ventures	$-	$2,098,529	$2,098,529

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Total
Revenue:
Rental income	$7,966,545	$-	$-	$7,966,545
Finance income	$1,405,124	$16,442	$128,955	$1,550,521
(Loss) income from investment in joint ventures	$(41,398)	$-	$1,652,515	$1,611,117

	At December 31, 2014
	North
	America	Europe	Asia	Total
Long-lived assets:
Leased equipment at cost, net	$7,469,796	$-	$-	$7,469,796
Investment in joint ventures	$92,320	$-	$13,605,569	$13,697,889
Net investment in notes receivable	$-	$-	$5,350,503	$5,350,503

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

(13) Commitments and Contingencies

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

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2015

aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages is scheduled for May 2016.

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

(14) Income Tax Reconciliation (unaudited)

At December 31, 2015 and 2014, the members’ equity included in the consolidated financial statements totaled $5,294,242 and $24,789,244, respectively. The members’ capital for federal income tax purposes at December 31, 2015 and 2014 totaled $(4,730,679) and $1,587,488, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax purposes, and the differences in gain (loss) on sale of investments, depreciation and amortization, state income tax and loss from investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to net income (loss) attributable to us for federal income tax purposes for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net (loss) income attributable to Fund Eleven per consolidated financial statements	$(12,424,431)	$703,275

Depreciation and amortization	(16,916)	(653,742)
Finance income	-	61,756
Rental income	-	1,074,689
Loss from investment in joint ventures	12,856,836	3,009,482
Gain (loss) on sale of investments	102,120	(5,891,764)
Impairment loss	-	273,928
State income tax	(327,035)	-
Loss on litigation	-	650,503
Other	561,959	64,088
Net income (loss) attributable to Fund Eleven for federal income tax purposes	$752,533	$(707,785)

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Additions		Other Charges		Balance at
	Beginning	Costs and	Charged to		Additions		End
Description	of Year	Expenses	Asset	Deductions	(Deductions)		of Year

Deducted from asset accounts:

Year ended December 31, 2015
Valuation allowance for deferred tax assets	$2,243,566	$-	$-	$-	$(364,316)	(a)	$1,879,250

Year ended December 31, 2014
Valuation allowance for deferred tax assets	$2,431,434	$-	$-	$-	$(187,868)	(a)	$2,243,566

(a) Foreign currency exchange adjustment.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Manager believes that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer
Harry Giovani	41	Managing Director and Chief Credit Officer

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

Item 11. Executive Compensation

We have no directors or officers. We did not pay any costs or expenses to our Manager or its affiliates during the years ended December 31, 2015 and 2014.

Our Manager also has a 1% interest in our profits, losses, distributions and liquidation proceeds.  We paid distributions to our Manager of $70,705 and $282,873 for the years ended December 31, 2015 and 2014, respectively.  Additionally, our Manager’s interest in the net (loss) income attributable to us was $(124,244) and $7,033 for the years ended December 31, 2015 and 2014, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 21, 2016, no directors or officers of our Manager own any of our equity securities.

(c)     Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 5 and 8 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2015 and 2014:

	2015	2014
Audit fees	$268,985	$355,869
Tax fees	201,739	196,314
	$470,724	$552,183

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

March 25, 2016

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

March 25, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)