Form 10-Q
period 2016-03-31
ICON LEASING FUND ELEVEN, LLC
filed 2016-05-19
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on May 13, 2016 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,140,267	$3,459,766
Other current assets	159,659	327,040
Total current assets	3,299,926	3,786,806
Non-current assets:
Investment in joint ventures	2,098,529	2,098,529
Total non-current assets	2,098,529	2,098,529
Total assets	$5,398,455	$5,885,335

Liabilities and Equity
Current liabilities:
Due to Manager and affiliates, net	2,574	-
Accrued litigation expense	1,891,000	-
Accrued expenses and other liabilities	543,925	581,126
Total liabilities	2,437,499	581,126

Commitments and contingencies (Note 7)

Equity:
Members’ equity:
Additional members	6,123,802	8,436,982
Manager	(3,166,105)	(3,142,740)
Total members' equity	2,957,697	5,294,242
Noncontrolling interests	3,259	9,967
Total equity	2,960,956	5,304,209
Total liabilities and equity	$5,398,455	$5,885,335

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)
	Three Months Ended
	March 31,
	2016	2015
Revenue and other income:
Rental income	$-	$1,907,669
Income from investment in joint ventures	-	477,926
Total revenue and other income	-	2,385,595
Expenses:
General and administrative	438,063	687,039
Depreciation	-	1,642,369
Interest	-	8,811
Litigation expense	1,891,000	-
Total expenses	2,329,063	2,338,219
Net (loss) income	(2,329,063)	47,376
Less: net income (loss) attributable to noncontrolling interests	7,482	(62,488)
Net (loss) income attributable to Fund Eleven	(2,336,545)	109,864

Net (loss) income attributable to Fund Eleven allocable to:
Additional members	$(2,313,180)	$108,765
Manager	(23,365)	1,099
	$(2,336,545)	$109,864
Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656
Net (loss) income attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(6.38)	$0.30

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests
				Total
		Additional		Members'	Noncontrolling	Total
		Members	Manager	Equity	Interests	Equity
Balance, December 31, 2015	362,656	$8,436,982	$(3,142,740)	$5,294,242	$9,967	$5,304,209

Net (loss) income	-	(2,313,180)	(23,365)	(2,336,545)	7,482	(2,329,063)
Distributions	-	-	-	-	(14,190)	(14,190)
Balance, March 31, 2016 (unaudited)	362,656	$6,123,802	$(3,166,105)	$2,957,697	$3,259	$2,960,956

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(2,329,063)	$47,376
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from investment in joint ventures	-	(477,926)
Depreciation	-	1,642,369
Interest expense, other	-	8,811
Changes in operating assets and liabilities:
Other assets	167,381	(240,936)
Accrued expenses and other liabilities	1,853,799	400,093
Due to Manager and affiliates, net	2,574	(228,736)
Distributions from joint venture	-	98,361
Net cash (used in) provided by operating activities	(305,309)	1,249,412
Cash flows from financing activities:
Distributions to noncontrolling interests	(14,190)	(629,158)
Net cash used in financing activities	(14,190)	(629,158)
Net (decrease) increase in cash and cash equivalents	(319,499)	620,254
Cash and cash equivalents, beginning of period	3,459,766	7,056,701
Cash and cash equivalents, end of period	$3,140,267	$7,676,955

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$-	$5,350,503

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

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

         Our manager is ICON Capital, LLC, a Delaware limited liability company (the “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, the equipment leases and other financing transactions that we entered into, pursuant to the terms of our amended and restated limited liability company agreement (the “LLC Agreement”).

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of our Manager, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The results for the interim period are not necessarily indicative of the results for the full year.

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

Other Recent Accounting Pronouncements

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

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending after December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

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

(3)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 40% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $11,100,376.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015.

As a result of these factors, during the three months ended June 30, 2015, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Manager has reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries.  During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Manager’s quarterly collectability analyses, of which our share was $11,996,247. To the extent there was an indication that (i) the underlying investment in JAC owned by the joint venture may be impaired or (ii) our investment in the joint venture may be impaired, our Manager assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.

In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipates that a one-year tolling

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the expected tolling arrangement. As of March 31, 2016, our Manager updated its quarterly assessment of the joint venture’s ultimate collectability of the facility and determined that there was no new additional material information that would warrant a change to the recoverable amount determined as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. For the three months ended March 31, 2016 and 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of March 31, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $5,365,776, and our total investment in the joint venture was $2,098,529.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$1,152,580
Net income	$-	$1,142,584
Our share of net income	$-	$471,885

(4) Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual members rather than us. However, certain of our direct and indirect wholly-owned Canadian subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned Barbados subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the three months ended March 31, 2016 and 2015. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for the 2011 tax year and subsequent tax years.

As of March 31, 2016 and December 31, 2015, we recorded a full valuation allowance against our deferred tax asset of CAD 2,606,811 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

(5)  Transactions with Related Parties

We did not pay any distributions to our Manager for the three months ended March 31, 2016 and 2015. Our Manager’s interest in the net (loss) income attributable to us was $(23,365) and $1,099 for the three months ended March 31, 2016 and 2015, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Manager	Management fees	$-	$63,869
ICON Capital, LLC	Manager	Administrative expense reimbursements	77,539	110,878
			$77,539	$174,747

At March 31, 2016 and December 31, 2015, we had a net payable due to our Manager and affiliates of $2,574 and $0, respectively.

(6)  Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

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

As of March 31, 2016 and December 31, 2015, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

Fair value information with respect to certain of our assets and liabilities is not separately provided since the carrying value of such financial assets and liabilities approximates fair value due to their short-term maturities.

(7)  Commitments and Contingencies

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

During 2011, we received notices from ZIM Integrated Shipping Services Ltd. (“ZIM”) claiming it was allegedly owed various amounts for unpaid seller’s credits related to four container vessels. Our Manager believed any obligation to repay the seller’s credits was extinguished when ZIM defaulted on its obligations under the bareboat charters associated with the vessels. Our Manager agreed to a three party arbitration panel to hear such claims and in 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling and a subsequent denial of our right to appeal such ruling, we recorded an aggregate accrued obligation on the seller’s credits of $5,350,503. As of December 31, 2014, we had a net investment in notes receivable related to ZIM totaling $5,350,503, which was accounted for on a non-accrual basis, and an accrued obligation on the seller’s credits to ZIM in the same amount.  On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 45% by us and 55% by Fund Twelve, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. In addition, our wholly owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR and ICON EAR II (collectively, the “ICON EAR entities”) seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to the execution of definitive documentation and bankruptcy court approval. The contemplated settlement will release all claims against the ICON EAR entities, Fund Twelve and us for an estimated aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the estimated litigation settlement expense of $1,891,000 during the three months ended March 31, 2016.

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and,

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages is scheduled for July 2016.

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC, our wholly owned subsidiary (“ICON French Equipment”), to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. To date, we have received one payment of €74,248 (USD $82,298) on April 1, 2015.

Item 2.   Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations.  This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Recent Significant Transactions

We did not engage in any significant transactions since December 31, 2015.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016.  The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

Other Recent Accounting Pronouncements

          In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending after December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will become effective for us on January 1, 2017. The adoption of ASU 2015-17 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

During the 2016 Quarter and the 2015 Quarter, we did not recognize any finance income.

Non-performing Assets within Financing Transaction

As of December 31, 2014, we had a net investment in notes receivable related to ZIM totaling $5,350,503, which was accounted for on a non-accrual basis, and an accrued obligation on the seller’s credits to ZIM in the same amount.  On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below).  For the 2015 Quarter, no finance income was recognized as a result of the notes receivable being accounted for on a non-accrual basis.

Operating Lease Transaction

As of March 31, 2016 and December 31, 2015, we did not own any equipment subject to operating leases in our portfolio. During the 2016 Quarter, we did not recognize any rental income. During the 2015 Quarter, one customer generated all of our rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Murray Energy Corporation	Mining equipment	-	100%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Rental income	$-	$1,907,669	$(1,907,669)
Income from investment in joint ventures	-	477,926	(477,926)
Total revenue and other income	$-	$2,385,595	$(2,385,595)

Total revenue and other income for the 2016 Quarter decreased $2,385,595, or 100.0%, as compared to the 2015 Quarter. The decrease in rental income was a result of the expiration of our lease with Murray Energy Corporation and certain of its affiliates

(collectively, “Murray”) subsequent to the 2015 Quarter. The decrease in income from investment in joint ventures was a result of no income being recognized during the 2016 Quarter on the note receivable held by our joint venture related to JAC after being considered impaired during the second quarter of 2015.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
General and administrative	$438,063	$687,039	$(248,976)
Depreciation	-	1,642,369	(1,642,369)
Interest	-	8,811	(8,811)
Litigation expense	1,891,000	-	1,891,000
Total expenses	$2,329,063	$2,338,219	$(9,156)

Total expenses for the 2016 Quarter decreased $9,156, or 0.4%, as compared to the 2015 Quarter. The decrease was primarily due to decreases in (i) depreciation expense as a result of the sale of equipment previously on lease to Murray in October 2015 and (ii) general and administrative expenses primarily due to no withholding taxes recorded in the 2016 Quarter related to Murray and favorable movements in foreign currency exchange rates related to our Canadian subsidiary. The decrease was offset by the recording of our share of an estimated settlement payment related to the ICON EAR entities during the 2016 Quarter.

Net (Loss) Income Attributable to Fund Eleven

As a result of the foregoing factors, net (loss) income attributable to us for the 2016 Quarter and the 2015  Quarter was $(2,336,545) and $109,864, respectively. Net (loss) income attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2016 Quarter and the 2015  Quarter was $(6.38) and $0.30, respectively.

Financial Condition

        This section discusses the major balance sheet variances at March 31, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $486,880, from $5,885,335 at December 31, 2015 to $5,398,455 at March 31, 2016.   The decrease was primarily the result of a decrease in other current assets due to the receipt of a withholding tax refund and the use of cash to pay certain liabilities and operating expenses during the 2016 Quarter.

Current Assets

Current assets decreased $486,880, from $3,786,806 at December 31, 2015 to $3,299,926 at March 31, 2016. The decrease was primarily the result of a decrease in other current assets due to the receipt of a withholding tax refund and the use of cash to pay certain liabilities and operating expenses during the 2016 Quarter.

Total Liabilities

Total liabilities increased $1,856,373, from $581,126 at December 31, 2015 to $2,437,499 at March 31, 2016.  The increase was primarily the result of an accrual of our share of an estimated settlement payment related to the ICON EAR entities during the 2016 Quarter.

Equity

Equity decreased $2,343,253, from $5,304,209 at December 31, 2015 to $2,960,956 at March 31, 2016.  The decrease was primarily due to our net loss during the 2016 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $3,140,267 and $3,459,766, respectively. During the three months ended March 31, 2016, our main use of cash was to pay certain liabilities and operating expenses. During our remaining liquidation period, we expect our main source of cash will be from distributions from our joint venture and our main use of cash will be to pay operating expenses and distributions to our members and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent proceeds from the sale of our remaining investment exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our remaining investment.

We anticipate being able to meet our liquidity requirements into the foreseeable future using cash on hand as of March 31, 2016. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of March 31, 2016, the cash reserve was $1,825,993.

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

Cash Flows

Operating Activities

Cash flows from operating activities decreased $1,554,721, from a source of cash of $1,249,412 in the 2015 Quarter to a use of cash of $305,309 in the 2016 Quarter. This decrease was primarily due to a decrease in rental receipts due to the expiration of an operating lease subsequent to the 2015 Quarter.

Financing Activities

         Cash used in financing activities decreased $614,968, from $629,158 in the 2015 Quarter to $14,190  in the 2016 Quarter. This decrease was due to a decrease in distributions paid to our noncontrolling interests during the 2016 Quarter as compared to the 2015 Quarter.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2016 Quarter, we paid distributions to our Manager, additional members and noncontrolling interests of $0, $0 and $14,190, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale or the maturity of our remaining investment.

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

During 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits related to four container vessels. Our Manager believed any obligation to repay the seller’s credits was extinguished when ZIM defaulted on its obligations under the bareboat charters associated with the vessels. Our Manager agreed to a three party arbitration panel to hear such claims and in 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling and a subsequent denial of our right to appeal such ruling, we recorded an aggregate accrued obligation on the seller’s credits of $5,350,503. As of December 31, 2014, we had a net investment in notes receivable related to ZIM totaling $5,350,503, which was accounted for on a non-accrual basis, and an accrued obligation on the seller’s credits to ZIM in the same amount.  On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to the execution of definitive documentation and bankruptcy court approval. The contemplated settlement will release all claims against the ICON EAR entities, Fund Twelve and us for an estimated aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the estimated litigation settlement expense of $1,891,000 during the three months ended March 31, 2016.

On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages is scheduled for July 2016.

In 2011, Kreif entered into an agreement with ICON French Equipment to acquire certain assets from ICON French Equipment.  Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif.  In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years.  Gain on litigation will be recognized to the extent cash is received. To date, we have received one payment of €74,248 (USD $82,298) on April 1, 2015.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended March 31, 2016.

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

May 19, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)