Form 10-Q
period 2016-06-30
ICON LEASING FUND ELEVEN, LLC
filed 2016-08-09
CIK 1312910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on August 5, 2016 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,602,374	$3,459,766
Other current assets	159,659	327,040
Total current assets	2,762,033	3,786,806
Non-current assets:
Investment in joint ventures	-	2,098,529
Total non-current assets	-	2,098,529
Total assets	$2,762,033	$5,885,335

Liabilities and Equity
Current liabilities:
Accrued litigation expense	1,891,000	-
Accrued expenses and other liabilities	400,695	581,126
Total liabilities	2,291,695	581,126

Commitments and contingencies (Note 7)

Equity:
Members’ equity:
Additional members	3,659,085	8,436,982
Manager	(3,191,001)	(3,142,740)
Total members' equity	468,084	5,294,242
Noncontrolling interests	2,254	9,967
Total equity	470,338	5,304,209
Total liabilities and equity	$2,762,033	$5,885,335

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue and other income (loss):
Rental income	$-	$1,908,281	$-	$3,815,950
Loss from investment in joint ventures	(2,105,898)	(6,421,563)	(2,105,898)	(5,943,637)
Gain on litigation	-	82,298	-	82,298
Total revenue and other income (loss)	(2,105,898)	(4,430,984)	(2,105,898)	(2,045,389)
Expenses:
General and administrative	384,720	319,625	822,783	1,006,664
Depreciation	-	1,642,369	-	3,284,738
Litigation expense	-	-	1,891,000	-
Interest	-	9,205	-	18,016
Total expenses	384,720	1,971,199	2,713,783	4,309,418
Net loss	(2,490,618)	(6,402,183)	(4,819,681)	(6,354,807)
Less: net (loss) income attributable to noncontrolling interests	(1,005)	206,473	6,477	143,985
Net loss attributable to Fund Eleven	(2,489,613)	(6,608,656)	(4,826,158)	(6,498,792)

Net loss attributable to Fund Eleven allocable to:
Additional members	$(2,464,717)	$(6,542,569)	$(4,777,897)	$(6,433,804)
Manager	(24,896)	(66,087)	(48,261)	(64,988)
	$(2,489,613)	$(6,608,656)	$(4,826,158)	$(6,498,792)

Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net loss attributable to Fund Eleven per weighted average
additional share of limited liability company interests outstanding	$(6.80)	$(18.04)	$(13.17)	$(17.74)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests
				Total
		Additional		Members'	Noncontrolling	Total
		Members	Manager	Equity	Interests	Equity
Balance, December 31, 2015	362,656	$8,436,982	$(3,142,740)	$5,294,242	$9,967	$5,304,209

Net (loss) income	-	(2,313,180)	(23,365)	(2,336,545)	7,482	(2,329,063)
Distributions	-	-	-	-	(14,190)	(14,190)
Balance, March 31, 2016 (unaudited)	362,656	6,123,802	(3,166,105)	2,957,697	3,259	2,960,956

Net loss	-	(2,464,717)	(24,896)	(2,489,613)	(1,005)	(2,490,618)
Balance, June 30, 2016 (unaudited)	362,656	$3,659,085	$(3,191,001)	$468,084	$2,254	$470,338

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,819,681)	$(6,354,807)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from investment in joint ventures	2,105,898	5,943,637
Depreciation	-	3,284,738
Interest expense, other	-	18,016
Changes in operating assets and liabilities:
Other assets	167,381	(288,223)
Accrued expenses and other liabilities	1,710,569	(266,722)
Due to Manager and affiliates, net	-	(228,736)
Distributions from joint venture	-	98,361
Net cash (used in) provided by operating activities	(835,833)	2,206,264
Cash flows from investing activities:
Investment in joint venture	(7,369)	(10,937)
Net cash used in investing activities	(7,369)	(10,937)
Cash flows from financing activities:
Distributions to members	-	(1,010,129)
Distributions to noncontrolling interests	(14,190)	(1,258,315)
Net cash used in financing activities	(14,190)	(2,268,444)
Net decrease in cash and cash equivalents	(857,392)	(73,117)
Cash and cash equivalents, beginning of period	3,459,766	7,056,701
Cash and cash equivalents, end of period	$2,602,374	$6,983,584

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$-	$5,350,503

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

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

         Our operating period ended on April 30, 2014 after having been extended for two years.  On May 1, 2014, we commenced our liquidation period. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members taking into account, among other things, current market conditions.

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

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

June 30, 2016

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

As a result of these factors, during the three months ended June 30, 2015, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. During the three months ended June 30, 2015, the joint venture recorded a credit loss of $17,342,915, of which our share was $6,421,994. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Manager has reassessed the collectability of the facility

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Manager’s quarterly collectability analyses, of which our share was $11,996,247. Our Manager also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.

In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,092,652. The joint venture did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of June 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,098,529, respectively.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$1,152,580
Net loss	$(5,399,196)	$(17,343,365)	$(5,399,196)	$(16,200,511)
Our share of net loss	$(2,105,898)	$(6,421,563)	$(2,105,898)	$(5,949,678)

(4) Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual members rather than us. However, certain of our direct and indirect wholly-owned Canadian subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned Barbados subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the three and six months ended June 30, 2016 and 2015. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for the 2011 tax year and subsequent tax years.

As of June 30, 2016 and December 31, 2015, we recorded a full valuation allowance against our deferred tax asset of CAD 2,606,811 (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

(5)  Transactions with Related Parties

We did not pay any distributions to our Manager for the three and six months ended June 30, 2016. We paid distributions to our Manager of $10,101 for the three and six months ended June 30, 2015. Our Manager’s interest in the net loss attributable to us was $24,896 and $48,261 for the three and six months ended June 30, 2016, respectively. Our Manager’s interest in the net loss attributable to us was $66,087 and $64,988 for the three and six months ended June 30, 2015, respectively.

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Manager	Management fees	$-	$63,869	$-	$127,738
ICON Capital, LLC	Manager	Administrative expense
		reimbursements	65,864	83,489	143,403	194,367
			$65,864	$147,358	$143,403	$322,105

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

As of June 30, 2016 and December 31, 2015, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

Fair value information with respect to certain of our assets and liabilities is not separately provided since the carrying value of such financial assets and liabilities approximates fair value due to their short-term maturities.

(7)  Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

During 2008, ICON EAR, LLC (“ICON EAR”), a joint venture owned 45% by us and 55% by Fund Twelve, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. In addition, our wholly owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500. On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR and ICON EAR II (collectively, the “ICON EAR entities”) seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against the ICON EAR entities, Fund Twelve and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,891,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of

ICON Leasing Fund Eleven, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages was held in July 2016. The deadline for written closing submissions by the parties is August 29, 2016.

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

          Our operating period ended on April 30, 2014 after having been extended for two years. On May 1, 2014, we commenced our liquidation period. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our members taking into account, among other things, current market conditions.

Recent Significant Transaction

Notes Receivable

In connection with our investment in joint venture related to JAC, in January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of

$5,365,776 for the three months ended June 30, 2016, of which our share was $2,092,652. The joint venture did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of June 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,098,529, respectively.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016.  The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Operating Lease Transaction

As of June 30, 2016 and December 31, 2015, we did not own any equipment subject to operating leases in our portfolio. During the 2016 Quarter, we did not recognize any rental income. During the 2015 Quarter, one customer generated all of our rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Murray Energy Corporation	Mining equipment	-	100%

Revenue and other income (loss) for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Rental income	$-	$1,908,281	$(1,908,281)
Loss from investment in joint ventures	(2,105,898)	(6,421,563)	4,315,665
Gain on litigation	-	82,298	(82,298)
Total revenue and other income (loss)	$(2,105,898)	$(4,430,984)	$2,325,086

Total revenue and other income (loss) changed by $2,325,086, or 52.5%, from a loss of $4,430,984 in the 2015 Quarter to a loss of $2,105,898 in the 2016 Quarter. The change was primarily due to a lower credit loss recorded during the 2016 Quarter as compared to the 2015 Quarter by our joint venture related to JAC (see “Recent Significant Transaction” above) and a decrease in rental income as a result of the expiration of our lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) subsequent to the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
General and administrative	$384,720	$319,625	$65,095
Depreciation	-	1,642,369	(1,642,369)
Interest	-	9,205	(9,205)
Total expenses	$384,720	$1,971,199	$(1,586,479)

Total expenses for the 2016 Quarter decreased $1,586,479, or 80.5%, as compared to the 2015 Quarter. The decrease was primarily due to a decrease in depreciation expense as a result of the sale of equipment previously on lease to Murray in October 2015.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $207,478, from a net income of $206,473 in the 2015 Quarter to a net loss of $1,005 in the 2016 Quarter. The decrease was primarily a result of the expiration of our lease with Murray subsequent to the 2015 Quarter.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2016 Quarter and the 2015  Quarter was $2,489,613 and $6,608,656, respectively. Net loss attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2016 Quarter and the 2015  Quarter was $6.80 and $18.04, respectively.

Results of Operations for the Six Months Ended June 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2016 Period and the 2015 Period, we did not recognize any finance income.

Non-performing Assets within Financing Transaction

As of December 31, 2014, we had a net investment in notes receivable related to ZIM Integrated Shipping Services Ltd. (“ZIM”) totaling $5,350,503, which was accounted for on a non-accrual basis, and an accrued obligation on the seller’s credits to ZIM in the same amount. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable as well as our accrued obligation on the seller’s credits in the same amount (see “Commitments and Contingencies and Off-Balance Sheet Transactions” below). For the 2015 Period, no finance income was recognized as a result of the notes receivable being accounted for on a non-accrual basis.

Operating Lease Transaction

During the 2016 Period, we did not recognize any rental income. During the 2015 Period, one customer generated all of our rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
Murray Energy Corporation	Mining equipment	-	100%

Revenue and other income (loss) for the 2016 Period and the 2015 Period is summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Rental income	$-	$3,815,950	$(3,815,950)
Loss from investment in joint ventures	(2,105,898)	(5,943,637)	3,837,739
Gain on litigation	-	82,298	(82,298)
Total revenue and other income (loss)	$(2,105,898)	$(2,045,389)	$(60,509)

Total revenue and other income (loss) changed by $60,509, or 3.0%, from a loss of $2,045,389 in the 2015 Period to a loss of $2,105,898 in the 2016 Period. The change was primarily due to a lower credit loss recorded during the 2016 Period as compared to the 2015 Period by our joint venture related to JAC (see “Recent Significant Transaction” above) and a decrease in rental income as a result of the expiration of our lease with Murray subsequent to the 2015 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
General and administrative	$822,783	$1,006,664	$(183,881)
Depreciation	-	3,284,738	(3,284,738)
Litigation expense	1,891,000	-	1,891,000
Interest	-	18,016	(18,016)
Total expenses	$2,713,783	$4,309,418	$(1,595,635)

Total expenses for the 2016 Period decreased $1,595,635, or 37.0%, as compared to the 2015 Period. The decrease was primarily due to decreases in (i) depreciation expense as a result of the sale of equipment previously on lease to Murray in October 2015 and (ii) general and administrative expenses primarily due to lower legal costs incurred and no withholding taxes related to Murray recorded during the 2016 Period. These decreases were partially offset by the recording of our share of the litigation settlement payment related to the ICON EAR entities during the 2016 Period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $137,508, from $143,985 in the 2015 Period to $6,477 in the 2016 Period. The decrease was primarily a result of the expiration of our lease with Murray subsequent to the 2015 Period.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2016 Period and the 2015 Period was $4,826,158 and $6,498,792, respectively. Net loss attributable to us per weighted average additional Share outstanding for the 2016 Period and the 2015 Period was $13.17 and $17.74, respectively.

Financial Condition

        This section discusses the major balance sheet variances at June 30, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $3,123,302, from $5,885,335 at December 31, 2015 to $2,762,033 at June 30, 2016.  The decrease was primarily the result of writing down our investment in joint venture related to JAC to zero as a result of the credit loss recorded by the joint venture, and the use of cash to pay certain liabilities and operating expenses during the 2016 Period.

Current Assets

Current assets decreased $1,024,773, from $3,786,806 at December 31, 2015 to $2,762,033 at June 30, 2016. The decrease was primarily the result of a decrease in other current assets due to the receipt of a withholding tax refund and the use of cash to pay certain liabilities and operating expenses during the 2016 Period.

Total Liabilities

Total liabilities increased $1,710,569, from $581,126 at December 31, 2015 to $2,291,695 at June 30, 2016.  The increase was primarily the result of an accrual of our share of the litigation settlement payment related to the ICON EAR entities during the 2016 Period.

Equity

Equity decreased $4,833,871, from $5,304,209 at December 31, 2015 to $470,338 at June 30, 2016.  The decrease was primarily due to our net loss during the 2016 Period.

Liquidity and Capital Resources

Summary

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $2,602,374 and $3,459,766, respectively. During the six months ended June 30, 2016, our main use of cash was to pay certain liabilities and operating expenses. During our remaining liquidation period, we expect our main source of cash will be from distributions from our joint venture, if any, and our main use of cash will be to pay operating expenses. Our liquidity will vary in the future, increasing to the extent proceeds from the sale of our remaining investment exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our remaining investment.

We anticipate being able to meet our liquidity requirements into the foreseeable future using cash on hand as of June 30, 2016. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ businesses that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. As of June 30, 2016, the cash reserve was $1,825,993. Subsequent to June 30, 2016, we used the cash reserve to pay certain of our operating expenses.

As we previously indicated to our members, we experienced liquidity pressures in our portfolio after the U.S. economy entered into a recession in December 2007, coupled with our prior investment strategy that, among other things, relied significantly on third parties to originate investments, used a substantial amount of long-term debt to make investments, and was highly dependent on the residual value of equipment to achieve investment returns. As a result, we reduced our distribution rate from 9.1% per year to 4.0% per year effective January 1, 2011 through April 2012. We extended our operating period two years and did not pay any distributions during this extended operating period.  We commenced our liquidation period on May 1, 2014. While we believe that these actions taken by our Manager have improved our financial position, we will be unable to meet our investment objectives.

Cash Flows

Operating Activities

Cash flows from operating activities decreased $3,042,097, from a source of cash of $2,206,264 in the 2015 Period to a use of cash of $835,833 in the 2016 Period. This decrease was primarily due to a decrease in rental receipts due to the expiration of an operating lease subsequent to the 2015 Period.

Investing Activities

         Cash used in investing activities decreased $3,568, from $10,937 in the 2015 Period to $7,369  in the 2016 Period. This decrease was due to the use of less cash to pay expenses on behalf of our joint venture related to JAC during the 2016 Period as compared to the 2015 Period.

Financing Activities

         Cash used in financing activities decreased $2,254,254, from $2,268,444 in the 2015 Period to $14,190  in the 2016 Period. This decrease was due to a decrease in distributions paid to our members and noncontrolling interests during the 2016 Period as compared to the 2015 Period.

Distributions

We, at our Manager’s discretion, paid monthly distributions to our members and noncontrolling interests starting with the first month after each member’s admission and the commencement of our joint venture operations, respectively.  During the 2016 Period, we paid distributions to our Manager, additional members and noncontrolling interests of $0, $0 and $14,190, respectively. Distributions paid during our liquidation period will vary, depending on the timing of the sale or the maturity of our remaining investment.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

During 2008, ICON EAR purchased and simultaneously leased semiconductor manufacturing equipment to EAR for $15,729,500. In addition, ICON EAR II purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500.  On October 23, 2009, EAR filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against the ICON EAR entities seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Manager filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Manager engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against the ICON EAR entities, Fund Twelve and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,891,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages was held in July 2016. The deadline for written closing submissions by the parties is August 29, 2016.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2016.

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

August 8, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)