Form 10-Q
period 2016-09-30
ICON LEASING FUND ELEVEN, LLC
filed 2016-11-03
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-51916

ICON Leasing Fund Eleven, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1979428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☑ No

Number of outstanding shares of limited liability company interests of the registrant on October 31, 2016 is 362,656.

ICON Leasing Fund Eleven, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,948	$3,459,766
Other current assets	148,742	327,040
Total current assets	660,690	3,786,806
Non-current assets:
Investment in joint ventures	—	2,098,529
Total non-current assets	—	2,098,529
Total assets	$660,690	$5,885,335

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$307,172	$581,126
Total liabilities	307,172	581,126
Commitments and contingencies (Note 7)
Equity:
Members’ equity:
Additional members	3,543,434	8,436,982
Manager	(3,192,170)	(3,142,740)
Total members' equity	351,264	5,294,242
Noncontrolling interests	2,254	9,967
Total equity	353,518	5,304,209
Total liabilities and equity	$660,690	$5,885,335

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue and other income (loss):
Rental income	$—	$1,908,273	$—	$5,724,223
Loss from investment in joint ventures	(3,617)	(3,482,207)	(2,109,515)	(9,425,844)
Gain on litigation	—	—	—	82,298
Other revenue	117,288	—	117,288	—
Total revenue and other income (loss)	113,671	(1,573,934)	(1,992,227)	(3,619,323)
Expenses:
General and administrative	230,491	327,845	1,053,274	1,334,509
Depreciation	—	1,642,368	—	4,927,106
Litigation expense	—	—	1,891,000	—
Interest	—	9,465	—	27,481
Total expenses	230,491	1,979,678	2,944,274	6,289,096
Net loss	(116,820)	(3,553,612)	(4,936,501)	(9,908,419)
Less: net income attributable to noncontrolling interests	—	71,729	6,477	215,714
Net loss attributable to Fund Eleven	(116,820)	(3,625,341)	(4,942,978)	(10,124,133)
Net loss attributable to Fund Eleven allocable to:
Additional members	$(115,651)	$(3,589,088)	$(4,893,548)	$(10,022,892)
Manager	(1,169)	(36,253)	(49,430)	(101,241)
	$(116,820)	$(3,625,341)	$(4,942,978)	$(10,124,133)
Weighted average number of additional shares of
limited liability company interests outstanding	362,656	362,656	362,656	362,656
Net loss attributable to Fund Eleven per weighted average additional share of limited liability company interests outstanding	$(0.32)	$(9.90)	$(13.49)	$(27.64)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
	Additional Shares of Limited Liability Company Interests	Additional Members	Manager	Total Members' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	362,656	$8,436,982	$(3,142,740)	$5,294,242	$9,967	$5,304,209

Net (loss) income	—	(2,313,180)	(23,365)	(2,336,545)	7,482	(2,329,063)
Distributions	—	—	—	—	(14,190)	(14,190)
Balance, March 31, 2016 (unaudited)	362,656	6,123,802	(3,166,105)	2,957,697	3,259	2,960,956

Net loss	—	(2,464,717)	(24,896)	(2,489,613)	(1,005)	(2,490,618)
Balance, June 30, 2016 (unaudited)	362,656	3,659,085	(3,191,001)	468,084	2,254	470,338

Net loss	—	(115,651)	(1,169)	(116,820)	—	(116,820)
Balance, September 30, 2016 (unaudited)	362,656	$3,543,434	$(3,192,170)	$351,264	$2,254	$353,518

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,936,501)	$(9,908,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from investment in joint ventures	2,109,515	9,425,844
Depreciation	—	4,927,106
Interest expense, other	—	27,481
Changes in operating assets and liabilities:
Other assets	178,298	(352,017)
Accrued expenses and other liabilities	(273,954)	(13,994)
Due to Manager and affiliates, net	—	(228,736)
Distributions from joint venture	—	98,361
Net cash (used in) provided by operating activities	(2,922,642)	3,975,626
Cash flows from investing activities:
Investment in joint venture	(10,986)	(14,217)
Net cash used in investing activities	(10,986)	(14,217)
Cash flows from financing activities:
Distributions to members	—	(1,010,129)
Distributions to noncontrolling interests	(14,190)	(1,887,472)
Net cash used in financing activities	(14,190)	(2,897,601)
Net (decrease) increase in cash and cash equivalents	(2,947,818)	1,063,808
Cash and cash equivalents, beginning of period	3,459,766	7,056,701
Cash and cash equivalents, end of period	$511,948	$8,120,509

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$—	$5,350,503

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
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
September 30, 2016
(unaudited)

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

(3)  Investment in Joint Ventures

On May 15, 2013, a joint venture owned 39% by us, 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and 40% by ICON ECI Fund Fifteen, L.P., each an entity also managed by our Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $11,100,376.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

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
As a result of these factors, during the three months ended June 30, 2015, our Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. During the three months ended June 30, 2015, the joint venture recorded a credit loss of $17,342,915, of which our share was $6,421,994. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Manager had reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Manager’s quarterly collectability analyses, of which our share was $11,996,247. Our Manager also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.
In January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,092,652. Our Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. The joint venture did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of September 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,098,529, respectively.
Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$1,152,580
Net income (loss)	$10,988	$(8,928,735)	$(5,388,209)	$(25,129,246)
Our share of net loss	$(3,617)	$(3,482,207)	$(2,109,515)	$(9,431,884)

(4) Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual members rather than us. However, certain of our direct and indirect wholly-owned Canadian subsidiaries are unlimited liability companies and are taxed

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

as corporations under the laws of Canada. Other indirect wholly-owned Barbados subsidiaries are taxed as corporations in Barbados. There was no income tax expense or benefit for the three and nine months ended September 30, 2016 and 2015. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for the 2011 tax year and subsequent tax years.

As of September 30, 2016 and December 31, 2015, we recorded a full valuation allowance against our deferred tax asset of CAD 2,608,818 and CAD 2,606,811, respectively, (translated to USD as of the respective balance sheet dates) in relation to unused net operating losses. We believe it is more likely than not that our wholly-owned subsidiaries, ICON Teal Jones, LLC and ICON Teal Jones, ULC, will not realize this deferred tax asset.

(5)  Transactions with Related Parties
We did not pay any distributions to our Manager for the three and nine months ended September 30, 2016. We paid distributions to our Manager of $0 and $10,101 for the three and nine months ended September 30, 2015, respectively. Our Manager’s interest in the net loss attributable to us was $1,169 and $49,430 for the three and nine months ended September 30, 2016, respectively. Our Manager’s interest in the net loss attributable to us was $36,253 and $101,241 for the three and nine months ended September 30, 2015, respectively.

Our Manager has waived the following fees and administrative expense reimbursements in relation to services provided during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Manager	Management fees	$—	$63,869	$—	$191,607
ICON Capital, LLC	Manager	Administrative expense reimbursements	48,658	89,459	191,544	283,826
			$48,658	$153,328	$191,544	$475,433

(6)  Fair Value Measurements
Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

As of September 30, 2016 and December 31, 2015, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

ICON Leasing Fund Eleven, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

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
On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages was held in July 2016. In September 2016, the Court Referee issued a report recommending a judgment in favor of ICON MW for (i) $5,660,000 in damages; (ii) $120,000 in attorney's fees; and (iii) $540,000 in prejudgment interest. ICON MW filed a motion to confirm such report, which is currently pending.
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

Recent Significant Transaction
Notes Receivable
In connection with our investment in joint venture related to JAC, in January 2016, our Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,092,652. Our Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. The joint venture did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of September 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,098,529, respectively.
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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
During the 2016 Quarter and the 2015 Quarter, we did not recognize any finance income.

Operating Lease Transaction

As of September 30, 2016 and December 31, 2015, we did not own any equipment subject to operating leases in our portfolio. During the 2016 Quarter, we did not recognize any rental income. During the 2015 Quarter, one customer generated all of our rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Murray Energy Corporation	Mining equipment	—	100%

Revenue and other income (loss) for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Rental income	$—	$1,908,273	$(1,908,273)
Loss from investment in joint ventures	(3,617)	(3,482,207)	3,478,590
Other revenue	117,288	—	117,288
Total revenue and other income (loss)	$113,671	$(1,573,934)	$1,687,605

Total revenue and other income (loss) changed by $1,687,605, or 107.2%, from a loss of $1,573,934 in the 2015 Quarter to income of $113,671 in the 2016 Quarter. The change was primarily due to no credit loss recorded during the 2016 Quarter as compared to the credit loss recorded during the 2015 Quarter by our joint venture related to JAC (see “Recent Significant Transaction” above) and an increase in other revenue as a result of insurance proceeds that we received during the 2016 Quarter. Rental income decreased as a result of the expiration of our lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) subsequent to the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
General and administrative	$230,491	$327,845	$(97,354)
Depreciation	—	1,642,368	(1,642,368)
Interest	—	9,465	(9,465)
Total expenses	$230,491	$1,979,678	$(1,749,187)

Total expenses for the 2016 Quarter decreased $1,749,187, or 88.4%, as compared to the 2015 Quarter. The decrease was primarily due to decreases in (i) depreciation expense as a result of the sale of equipment previously on lease to Murray in October 2015 and (ii) general and administrative expenses primarily due to lower audit and legal fees incurred in the 2016 Quarter as compared to the 2015 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $71,729, from $71,729 in the 2015 Quarter to $0 in the 2016 Quarter. The decrease was the result of the expiration of our lease with Murray subsequent to the 2015 Quarter.

Net Loss Attributable to Fund Eleven

As a result of the foregoing factors, net loss attributable to us for the 2016 Quarter and the 2015 Quarter was $116,820 and $3,625,341, respectively. Net loss attributable to us per weighted average additional share of limited liability company interests (“Share”) outstanding for the 2016 Quarter and the 2015 Quarter was $0.32 and $9.90, respectively.

Results of Operations for the Nine Months Ended September 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

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

Operating Lease Transaction

During the 2016 Period, we did not recognize any rental income. During the 2015 Period, one customer generated all of our rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
Murray Energy Corporation	Mining equipment	—	100%

Revenue and other income (loss) for the 2016 Period and the 2015 Period is summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Rental income	$—	$5,724,223	$(5,724,223)
Loss from investment in joint ventures	(2,109,515)	(9,425,844)	7,316,329
Gain on litigation	—	82,298	(82,298)
Other revenue	117,288	—	117,288
Total revenue and other income (loss)	$(1,992,227)	$(3,619,323)	$1,627,096

Total revenue and other income (loss) changed by $1,627,096, or 45.0%, from a loss of $3,619,323 in the 2015 Period to a loss of $1,992,227 in the 2016 Period. The change was primarily due to a lower credit loss recorded during the 2016 Period as compared to the 2015 Period by our joint venture related to JAC (see “Recent Significant Transaction” above) and an increase in other revenue as a result of insurance proceeds that we received during the 2016 Period. Rental income decreased as a result of the expiration of our lease with Murray subsequent to the 2015 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
General and administrative	$1,053,274	$1,334,509	$(281,235)
Depreciation	—	4,927,106	(4,927,106)
Litigation expense	1,891,000	—	1,891,000
Interest	—	27,481	(27,481)
Total expenses	$2,944,274	$6,289,096	$(3,344,822)

Total expenses for the 2016 Period decreased $3,344,822, or 53.2%, as compared to the 2015 Period. The decrease was primarily due to decreases in (i) depreciation expense as a result of the sale of equipment previously on lease to Murray in October 2015 and (ii) general and administrative expenses primarily due to lower audit and legal fees incurred in the 2016 Period as compared to the 2015 Period. These decreases were partially offset by the recording of our share of the litigation settlement payment related to the ICON EAR entities during the 2016 Period.
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $209,237, from $215,714 in the 2015 Period to $6,477 in the 2016 Period. The decrease was primarily a result of the expiration of our lease with Murray subsequent to the 2015 Period.

Net Loss Attributable to Fund Eleven
As a result of the foregoing factors, net loss attributable to us for the 2016 Period and the 2015 Period was $4,942,978 and $10,124,133, respectively. Net loss attributable to us per weighted average additional Share outstanding for the 2016 Period and the 2015 Period was $13.49 and $27.64, respectively.

Financial Condition
        This section discusses the major balance sheet variances at September 30, 2016 compared to December 31, 2015.
Total Assets
Total assets decreased $5,224,645, from $5,885,335 at December 31, 2015 to $660,690 at September 30, 2016.  The decrease was primarily the result of (i) writing down our investment in joint venture related to JAC to zero as a result of the credit loss recorded by the joint venture, and (ii) the use of cash to pay our share of the litigation settlement related to the ICON EAR entities and other liabilities and operating expenses during the 2016 Period.
Current Assets
Current assets decreased $3,126,116, from $3,786,806 at December 31, 2015 to $660,690 at September 30, 2016. The decrease was primarily due to the payment of our share of the litigation settlement related to the ICON EAR entities and other liabilities and operating expenses during the 2016 Period.
Total Liabilities
Total liabilities decreased $273,954, from $581,126 at December 31, 2015 to $307,172 at September 30, 2016.  The decrease was due to the use of cash to pay certain liabilities during the 2016 Period.

Equity
Equity decreased $4,950,691, from $5,304,209 at December 31, 2015 to $353,518 at September 30, 2016.  The decrease was primarily due to our net loss during the 2016 Period.

Liquidity and Capital Resources
Summary
At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $511,948 and $3,459,766, respectively. During the nine months ended September 30, 2016, our main use of cash was to pay our share of the litigation settlement related to the ICON EAR entities and other liabilities and operating expenses. During our remaining liquidation period, we expect our main source of cash will be from distributions from our joint venture, if any, and our main use of cash will be to pay operating expenses. Our liquidity will vary in the future, increasing to the extent proceeds from the sale of our remaining investment exceed expenses and decreasing as we pay distributions and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our remaining investment.

We anticipate being able to meet our liquidity requirements into the foreseeable future using cash on hand as of September 30, 2016. Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrower's business that are beyond our control.

Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.5% of the gross offering proceeds. During the three months ended September 30, 2016, we used the cash reserve to pay certain of our operating expenses.

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
Cash Flows
Operating Activities
Cash flows from operating activities decreased $6,898,268, from a source of cash of $3,975,626 in the 2015 Period to a use of cash of $2,922,642 in the 2016 Period. This decrease was primarily due to (i) a decrease in rental receipts due to the expiration of an operating lease subsequent to the 2015 Period and (ii) the use of cash to pay our share of the litigation settlement related to the ICON EAR entities and other liabilities and operating expenses during the 2016 Period.

Investing Activities

Cash used in investing activities decreased $3,231, from $14,217 in the 2015 Period to $10,986 in the 2016 Period. This decrease was due to the use of less cash to pay expenses on behalf of our joint venture related to JAC during the 2016 Period as compared to the 2015 Period.

Financing Activities

Cash used in financing activities decreased $2,883,411, from $2,897,601 in the 2015 Period to $14,190 in the 2016 Period. This decrease was due to a decrease in distributions paid to our members and noncontrolling interests during the 2016 Period as compared to the 2015 Period.

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

On January 4, 2012, MWU and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Manager evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages was held in July 2016. In September 2016, the Court Referee issued a report recommending a judgment in favor of ICON MW for (i) $5,660,000 in damages; (ii) $120,000 in attorney's fees; and (iii) $540,000 in prejudgment interest. ICON MW filed a motion to confirm such report, which is currently pending.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended September 30, 2016.

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

November 3, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)