Form 10-K
period 2016-12-31
ICON LEASING FUND ELEVEN, LLC
filed 2017-03-31
CIK 1312910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-51916

ICON Leasing Fund Eleven Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	81-7008656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*

Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
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

Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the beneficial interests of the registrant.
Number of outstanding beneficial interests of the registrant on March 27, 2017 is 362,656.
DOCUMENTS INCORPORATED BY REFERENCE
None.
*ICON Leasing Fund Eleven Liquidating Trust is the transferee of the assets and liabilities of ICON Leasing Fund Eleven, LLC and files reports under the Commission file number for ICON Leasing Fund Eleven, LLC, which filed a Form 15 on January 5, 2017 indicating its notice of termination of registration and filing requirements.

ICON Leasing Fund Eleven Liquidating Trust

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Title of Class	Number of Beneficial Owners as of March 27, 2017
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	9,008

We, at our Managing Trustee's discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the LLC through the end of our operating period, which was on April 30, 2014. During our liquidation period through December 31, 2016, we paid distributions in accordance with the terms of our LLC Agreement. We do not expect to recover any additional proceeds from our remaining investment, which is a note receivable held through a joint venture that was fully reserved in 2016. As a result, we do not expect to pay any future distributions through the Liquidating Trust. For the year ended December 31, 2016, we did not pay any distributions. For the year ended December 31, 2015, we paid distributions to additional beneficial owners and our Managing Trustee totaling $6,999,866 and $70,705, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2016 (the “Valuation Date”) has been determined to be $0.54 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. Since our only remaining investment is owned through a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Process and Methodology

Our Managing Trustee established the Estimated Value per Interest as of the Valuation Date primarily based on the fair value of our only remaining investment utilizing methodologies that our Managing Trustee believes are standard and acceptable in the equipment financing industry for the type of asset held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of fair value is in accordance with the definition of fair value in Accounting Standards Codification 820.

A summary of the methodology used by our Managing Trustee, as well as the assumptions and limitations of our determination of the Estimated Value, are presented below.

Valuation of Note Receivable
The estimated fair value at the Valuation Date of a note receivable held through our joint venture estimated by our Managing Trustee was zero as no recovery is expected based on a third party bid to purchase the assets collateralizing the note receivable.

*Our only remaining investment is not consolidated and presented on our consolidated balance sheet as of December 31, 2016, but rather included as part of investment in joint venture on our consolidated balance sheet as of December 31, 2016.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of a prepaid asset, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional beneficial owner would realize in a private sale of our Interests.

The Estimated Value per Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicle in which the asset is held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests, if any. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with our remaining investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2017 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2017. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Beneficial Owners
ICON Leasing Fund Eleven Liquidating Trust

We have audited the accompanying consolidated balance sheet of ICON Leasing Fund Eleven Liquidating Trust (the “Liquidating Trust”) as of December 31, 2015, and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedule listed at Schedule II. These financial statements and schedule are the responsibility of the Liquidating Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Liquidating Trust’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Leasing Fund Eleven Liquidating Trust at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 25, 2016

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,177	$3,459,766
Other current assets	148,541	327,040
Total current assets	400,718	3,786,806
Non-current assets:
Investment in joint venture	—	2,098,529
Total non-current assets	—	2,098,529
Total assets	$400,718	$5,885,335
Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$194,515	$581,126
Total liabilities	194,515	581,126

Commitments and contingencies (Note 11)

Equity:
Beneficial owners' equity:
Additional beneficial owners	3,397,592	8,436,982
Managing Trustee	(3,193,643)	(3,142,740)
Total beneficial owners' equity	203,949	5,294,242
Noncontrolling interests	2,254	9,967
Total equity	206,203	5,304,209
Total liabilities and equity	$400,718	$5,885,335

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015
	(unaudited)
Revenue and other income (loss):
Rental income	$—	$6,360,041
Loss from investment in joint ventures	(2,110,407)	(11,518,496)
Gain on sale of assets, net	—	448,710
Gain on litigation	—	82,298
Other revenue	117,288	—
Total revenue and other income (loss)	(1,993,119)	(4,627,447)
Expenses:
General and administrative	1,199,697	2,345,789
Depreciation	—	4,927,106
Litigation settlement expense	1,891,000	—
Interest	—	27,481
Total expenses	3,090,697	7,300,376
Loss before income taxes	(5,083,816)	(11,927,823)
Income tax expense	—	(15,793)
Net loss	(5,083,816)	(11,943,616)
Less: net income attributable to noncontrolling interests	6,477	480,815
Net loss attributable to Fund Eleven Liquidating Trust	(5,090,293)	(12,424,431)

Net loss attributable to Fund Eleven Liquidating Trust allocable to:
Additional beneficial owners	$(5,039,390)	$(12,300,187)
Managing Trustee	(50,903)	(124,244)
	$(5,090,293)	$(12,424,431)
Weighted average number of additional beneficial interests outstanding	362,656	362,656
Net loss attributable to Fund Eleven Liquidating Trust per weighted average additional beneficial interest outstanding	$(13.90)	$(33.92)

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	362,656	$27,737,035	$(2,947,791)	$24,789,244	$2,346,119	$27,135,363
Net (loss) income	—	(12,300,187)	(124,244)	(12,424,431)	480,815	(11,943,616)
Distributions	—	(6,999,866)	(70,705)	(7,070,571)	(2,816,967)	(9,887,538)
Balance, December 31, 2015	362,656	8,436,982	(3,142,740)	5,294,242	9,967	5,304,209
Net (loss) income	—	(5,039,390)	(50,903)	(5,090,293)	6,477	(5,083,816)
Distributions	—	—	—	—	(14,190)	(14,190)
Balance, December 31, 2016 (unaudited)	362,656	$3,397,592	$(3,193,643)	$203,949	$2,254	$206,203

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,083,816)	$(11,943,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from investment in joint ventures	2,110,407	11,518,496
Depreciation	—	4,927,106
Gain on sale of assets, net	—	(448,710)
Interest expense, other	—	27,481
Changes in operating assets and liabilities:
Other assets	178,499	(327,040)
Accrued expenses and other liabilities	(386,611)	(306,642)
Due to Managing Trustee and affiliates, net	—	(228,736)
Distributions from joint venture	—	98,361
Net cash (used in) provided by operating activities	(3,181,521)	3,316,700
Cash flow from investing activities:
Proceeds from sales of leased equipment	—	2,991,400
Investment in joint venture	(11,878)	(17,497)
Net cash (used in) provided by investing activities	(11,878)	2,973,903
Cash flow from financing activities:
Distributions to beneficial owners	—	(7,070,571)
Distributions to noncontrolling interests	(14,190)	(2,816,967)
Net cash used in financing activities	(14,190)	(9,887,538)
Net decrease in cash and cash equivalents	(3,207,589)	(3,596,935)
Cash and cash equivalents, beginning of year	3,459,766	7,056,701
Cash and cash equivalents, end of year	$252,177	$3,459,766

Supplemental disclosure of non-cash investing and financing activities:
Mutual release of notes receivable and seller's credits obligations	$—	$5,350,503

See accompanying notes to consolidated financial statements.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

(1) Organization

ICON Leasing Fund Eleven Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Leasing Fund Eleven, LLC (the “LLC” or “Fund Eleven”), a Delaware limited liability company, as of December 31, 2016. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the LLC and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2016 and thereafter. The terms "LLC" and "Liquidating Trust" are interchangeable, as the context so requires, when used in the consolidated financial statements.

Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the manager of the LLC was ICON Capital, LLC, a Delaware limited liability company (the “Manager”). As of December 31, 2016 and thereafter, our Manager became the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements.

The Liquidating Trust is governed by a Liquidating Trust Agreement (the "Trust Agreement") that appointed our Manager as Managing Trustee of the Liquidating Trust. Prior to the transfer of the assets and liabilities of the LLC to the Liquidating Trust, the LLC’s assets include an investment in ICON Mauritius MI II, LLC, which has been fully reserved. This investment, as well as all other assets and liabilities of the LLC, were transferred to the Liquidating Trust from the LLC on December 31, 2016 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust. On December 31, 2016, all Shares (as defined below) were exchanged for an equal number of beneficial interests (the “Interests”) in the Liquidating Trust.

We operated as an equipment leasing and finance program in which the capital our beneficial owners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

We commenced business operations on our initial closing date, May 6, 2005, with the admission of investors holding 1,200 shares of limited liability company interests (“Shares”) representing $1,200,000 of capital contributions. Through April 21, 2007, the final closing date, we admitted investors holding 365,199 Shares, representing $365,198,690 of capital contributions. Through December 31, 2016, we repurchased 2,543 Shares, bringing the total number of Shares outstanding to 362,656.

We invested most of the net proceeds from our offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from our investments to the extent that cash was not needed for expenses, reserves and distributions to beneficial owners. Our operating period ended on April 30, 2014 after having been extended for two years. On May 1, 2014, we commenced our liquidation period. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our liquidation period will continue if the sale of our remaining assets is not in the best interests of our beneficial owners taking into account, among other things, current market conditions.

Beneficial owners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to our additional beneficial owners and 1% to our Managing Trustee until each additional beneficial owner has (a) received distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return,

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to our additional beneficial owners and 10% to our Managing Trustee.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial condition and results of operations of the LLC are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

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

We report noncontrolling interests as a separate component of consolidated equity, and net income attributable to noncontrolling interests is included in consolidated net loss. The attribution of net loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net loss attributable to us per weighted average additional Interest outstanding is based upon the weighted average number of additional Interests outstanding during the year.

As of December 31, 2016, our Managing Trustee evaluated whether there are conditions or events that have raised substantial doubt about our ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date the consolidated financial statements are issued. As of December 31, 2016, our only remaining investment is a note receivable held through a joint venture that is not expected to generate any additional income and has been fully reserved. Considering this, together with the cash on hand, current obligations and expected operating costs for the coming year, our Managing Trustee concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held at various financial institutions and generally do not exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk if the amount ever exceeds insured limits.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

Leased Equipment at Cost

Investments in leased equipment were stated at cost less accumulated depreciation. Leased equipment was depreciated on a straight-line basis over the lease term to the asset’s residual value.

Our Managing Trustee has an investment committee that approved each equipment lease and other financing transaction that we entered into. As part of its process, the investment committee determined the estimated residual value, if any, to be used once the investment was approved. The factors considered in determining the estimated residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values were reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation

We recorded depreciation expense on equipment when the lease was classified as an operating lease. In order to calculate depreciation, we first determined the depreciable base, which was the equipment cost less the estimated residual value at lease termination. Depreciation expense was recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

We leased equipment to third parties and each such lease was classified as either a finance lease or an operating lease, based upon the terms of each lease. The estimated residual value was a critical component of and directly influenced the determination as to whether a lease was classified as an operating or a finance lease.

For finance leases, we capitalized, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

less unearned income. Unearned income represented the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income was recognized on a straight-line basis over the lease term. Billed operating lease receivables were included in accounts receivable until collected or written off. We recorded a reserve if we deemed any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis was recognized as either deferred revenue or other assets, as appropriate. Initial direct costs were included as a component of the cost of the equipment and depreciated over the lease term.

For notes receivable, we used the effective interest rate method to recognize finance income, which produced a constant periodic rate of return on the investment.

Income Taxes

Prior to the transfer of all the assets and liabilities of the LLC to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual members rather than our business as a whole. We were potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense on our consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We did not have any material liabilities recorded related to uncertain tax positions nor did we have any material unrecognized tax benefits as of the periods presented herein.

Upon the transfer of all the assets and liabilities of the LLC to the Liquidating Trust and thereafter, we are subject to taxation as a liquidating trust.

Notes Receivable and Revenue Recognition

Notes receivable were reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We used the effective interest rate method to recognize finance income, which produced a constant periodic rate of return on the investment. Unearned income, discounts and premiums were amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal was recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees were recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, would be added to the principal balance of the note receivable and was recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Managing Trustee monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Managing Trustee may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on a non-accrual status when payments were more than 90 days past due. Additionally, our Managing Trustee periodically reviewed the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee's judgment, these accounts may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, deferred tax valuation allowances, estimated useful lives and residual values. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016 and our Managing Trustee concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued as discussed above within Note 2.

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

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

(3) Net Investment in Notes Receivable

Subsequent to the arbitration panel’s ruling in February 2014 (see Note 11), ZIM Integrated Shipping Services Ltd. (“ZIM”) ceased making scheduled repayments on our notes receivable. Our Managing Trustee believed that ZIM was not entitled to offset its obligations under the notes receivable by the seller’s credits. As a result, our Managing Trustee believed that ZIM was in default of its obligations and that it was unlikely that ZIM would make any past due or future repayments on the notes receivable, if at all, until we and ZIM resolved our dispute regarding the seller’s credits. Accordingly, we placed the notes receivable on non-accrual status during the three months ended March 31, 2014. While there was no credit loss reserve recorded for the notes receivable, we recorded a loss on litigation of $650,503 during the year ended December 31, 2014 to increase our accrued obligation on the seller’s credits to $5,350,503 in light of the denial of the right to appeal the arbitration panel’s ruling on August 7, 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge each other’s obligations related to the notes receivable and the seller’s credits.

(4) Leased Equipment at Cost

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Managing Trustee, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation (“Murray”) and certain of its affiliates. On December 1, 2013 and February 1, 2014, Fund Sixteen contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to Fund Sixteen’s second capital contribution, the joint venture was owned 67% by us, 13.2% by Fund Twelve and 19.8% by Fund Sixteen. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction. Depreciation expense was $0 and $4,927,106 for the years ended December 31, 2016 and 2015, respectively.

(5) Investment in Joint Ventures

We and certain of our affiliates, entities also managed by our Managing Trustee, formed one joint venture, discussed below, for the purpose of acquiring and managing various assets. We and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. We each have a right of first refusal to purchase the assets, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the assets or joint venture.

The joint venture described below is minority owned and accounted for under the equity method of accounting.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

ICON Mauritius MI II, LLC

On May 15, 2013, a joint venture owned 39% by us, 21% by Fund Twelve and 40% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Managing Trustee, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15.0% per year and matures in January 2021. As a result of JAC's failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $11,100,376.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Managing Trustee determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Managing Trustee visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Managing Trustee believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Managing Trustee believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss was $6,421,388. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Our Managing Trustee reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Managing Trustee also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Managing Trustee believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized an additional credit loss of $8,928,735, which our Managing Trustee believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,482,207.

In January 2016, our Managing Trustee engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Managing Trustee anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. Our Managing Trustee updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Managing Trustee considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, our Managing Trustee believed that the joint venture’s ultimate collectability of the facility could result in less of a recovery from its prior estimate. As a result, our Managing Trustee determined to record an additional credit loss of $5,365,776, which our Managing Trustee believed was the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,092,652. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

operations. Although our Managing Trustee believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, our Managing Trustee does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Managing Trustee determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Managing Trustee updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Managing Trustee determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,092,652. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. Our Managing Trustee continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint venture did not recognize any finance income for the year ended December 31, 2016. For the year ended December 31, 2015, the joint venture recognized finance income of $1,152,580 prior to the facility being considered impaired. As of December 31, 2016 and 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,098,529, respectively.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$—	$1,152,580
Net loss	$(5,402,808)	$(30,495,021)
Our share of net loss	$(2,110,407)	$(11,524,537)

(6) Income Taxes

Prior to the transfer of all the assets and liabilities of the LLC to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual members rather than us. However, certain of our direct and indirect wholly-owned Canadian subsidiaries are unlimited liability companies and are taxed as corporations under the laws of Canada. Other indirect wholly-owned Barbados subsidiaries are taxed as corporations in Barbados. The statutory Barbados and Canadian tax rate was 25% and 26.5%, respectively, for 2016. Under the laws of Canada, our Canadian subsidiaries are subject to income tax examination for the 2012 tax year and subsequent tax years. There was no income tax expense or benefit for the year ended December 31, 2016. For the year ended December 31, 2015, income tax expense of $15,793 was primarily related to state withholding taxes on income related to Murray.

The components of loss before income taxes were:

	Years Ended December 31,
	2016	2015
Non-taxable(1)	$(5,128,117)	$(11,841,139)
Taxable(1)	44,301	(86,684)
Loss before income taxes	$(5,083,816)	$(11,927,823)

(1) The distinction between taxable and non-taxable activities was determined based on the location of the applicable taxing authorities.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

The components of income tax expense were as follows:

	Years Ended December 31,
	2016	2015
Current:
Foreign national and provincial benefit	$—	$34,387
Domestic state withholding tax expense	—	(50,180)
Income tax expense	$—	$(15,793)

As of December 31, 2015, we recorded a full valuation allowance against our deferred tax asset of CAD $2,606,811 (translated to USD of $1,879,250) in relation to unused net operating losses. We believed it was more likely than not that our wholly-owned subsidiary, ICON Teal Jones, ULC ("ICON Teal Jones"), would not realize this deferred tax asset. On December 28, 2016, we dissolved ICON Teal Jones and as a result, we wrote off the deferred tax asset and the related valuation allowance.

The significant components of deferred taxes consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward, net of current portion	$—	$1,879,250
Total deferred tax assets before valuation allowance	—	1,879,250
Valuation allowance	—	(1,879,250)
Total deferred tax assets	$—	$—

We have not identified any material uncertain tax positions as of December 31, 2016.

(7)Transactions with Related Parties

We paid our Managing Trustee (i) management fees ranging from 1% to 7% based on a percentage of the rentals and other contractual payments recognized either directly by us or through our joint ventures and (ii) acquisition fees, through the end of the operating period (but not during our extended operating period), of 3% of the purchase price of our investments. Our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our Managing Trustee performs, or performed in its capacity as Manager of the LLC, certain services relating to the management of our equipment leasing and other financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment or loan payments from borrowers, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees and borrowers to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

In addition, our Managing Trustee was reimbursed for administrative expenses incurred in connection with our operations. Administrative expense reimbursements are costs incurred by our Managing Trustee or its affiliates on our behalf that are necessary to our operations. These costs include our Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Managing Trustee.

We paid distributions to our Managing Trustee of $0 and $70,705 for the years ended December 31, 2016 and 2015, respectively. Additionally, our Managing Trustee’s interest in the net loss attributable to us was $50,903 and $124,244 for the years ended December 31, 2016 and 2015, respectively.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

Our Managing Trustee has waived the following fees and administrative expense reimbursements in relation to services provided during the years ended December 31, 2016 and 2015:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Managing Trustee	Management fees	$—	$212,897
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements	270,352	408,093
			$270,352	$620,990

(8) Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

As of December 31, 2016 and 2015, we had no assets or liabilities that were required to be measured at fair value either on a recurring or nonrecurring basis.

Fair value information with respect to certain of our assets and liabilities is not separately provided since the carrying value of such financial assets and liabilities approximates fair value due to their short-term maturities.

(9) Concentrations of Risk

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

For the year ended December 31, 2016, we had no lessees. For the year ended December 31, 2015, we had one lessee that accounted for all of our total rental income. No other lessees or borrowers accounted for more than 10% of rental income.

At December 31, 2016 and 2015, no lessees or borrowers accounted for more than 10% of total assets. As of December 31, 2016 and 2015, our only remaining investment, which we hold through a joint venture, consisted of a 39% ownership interest in a note receivable. As of December 31, 2016, the note receivable was fully reserved by the joint venture.

(10) Geographic Information

Geographic information for revenue and long-lived assets deemed relatively illiquid, based on the country of origin, was as follows:

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

Year Ended December 31, 2016
	Asia	Total
Revenue:
Loss from investment in joint ventures	$(2,110,407)	$(2,110,407)

At December 31, 2016
	Asia	Total
Long-lived assets:
Investment in joint ventures	$—	$—

	Year Ended December 31, 2015
	North America	Asia	Total
Revenue:
Rental income	$6,360,041	$—	$6,360,041
Loss from investment in joint ventures	$—	$(11,518,496)	$(11,518,496)

	At December 31, 2015
	North America	Asia	Total
Long-lived assets:
Investment in joint ventures	$—	$2,098,529	$2,098,529

(11) Commitments and Contingencies

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

From November 2010 through March 2011, we, through our wholly-owned subsidiaries, sold four container vessels previously on bareboat charter to ZIM to unaffiliated third parties. During June 2011, we received notices from ZIM claiming it was allegedly owed various amounts for unpaid seller’s credits in the aggregate amount of approximately $7,300,000. Our Managing Trustee believed any obligation to repay the seller’s credits was extinguished when ZIM defaulted by failing to fulfill certain of its obligations under the bareboat charters. On August 8, 2011, our Managing Trustee agreed to a three party arbitration panel to hear such claims. On April 19, 2012, ZIM filed arbitration claim submissions. On June 26, 2012, our Managing Trustee filed a defense and counterclaim. On February 21, 2014, the arbitration panel ruled that the seller’s credits were forfeited by virtue of ZIM’s default but that such forfeiture was not proved to be an accurate representation of genuine loss suffered from such default and thus, could not be enforced under English law. Taking into consideration the arbitration panel’s ruling, we accrued $4,700,000 during the year ended December 31, 2013. We filed for the right to appeal the arbitration panel’s ruling, which was denied on August 7, 2014. In light of such denial, we increased our accrual to $5,350,503 during the year ended December 31, 2014. On January 19, 2015, we entered into a letter of mutual release with ZIM to release and discharge ZIM’s obligation on our notes receivable that was due in full as of December 31, 2014, as well as our accrued obligation on the seller’s credits in the same amount.

During 2008, ICON EAR, LLC ("ICON EAR"), a joint venture owned 45% by us and 55% by Fund Twelve, purchased and simultaneously leased semiconductor manufacturing equipment to Equipment Acquisition Resources, Inc. (“EAR”) for $15,729,500. In addition, our wholly owned subsidiary, ICON EAR II, LLC (“ICON EAR II”), purchased and simultaneously leased semiconductor manufacturing equipment to EAR for a purchase price of $6,347,500. On October 23, 2009. EAR filed a petition for reorganiztion under Chapter 11 of the U.S. Bankruptcy Code. On October 21, 2011, the Chapter 11 bankruptcy trustee for EAR filed an adversary complaint against ICON EAR and ICON EAR II (collectively, the "ICON EAR entities") seeking the recovery of the lease payments that the trustee alleged were fraudulently transferred from EAR to the ICON EAR entities. The complaint also sought the recovery of payments made by EAR to the ICON EAR entities during the 90-day period preceding EAR’s bankruptcy filing, alleging that those payments constituted a preference under

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

the U.S. Bankruptcy Code. Additionally, the complaint sought the imposition of a constructive trust over certain real property and the proceeds from the sale that the ICON EAR entities received as security in connection with their investment. Our Managing Trustee filed an answer to the complaint that included certain affirmative defenses. Since that time, substantial discovery was completed. Given the risks, costs and uncertainty surrounding litigation in bankruptcy, our Managing Trustee engaged in mediation with the trustee to resolve this matter, which resulted in a tentative settlement in May 2016 subject to bankruptcy court approval. On July 5, 2016, the U.S. Bankruptcy Court approved the settlement. The settlement released all claims against the ICON EAR entities, Fund Twelve and us for an aggregate settlement payment of $3,100,000. As a result, we recorded our proportionate share of the litigation settlement expense of $1,891,000 during the three months ended March 31, 2016. The settlement amount was paid on July 15, 2016.

On January 4, 2012, MW Universal, Inc. (“MWU”) and certain of its subsidiaries satisfied their obligations relating to two of the three lease schedules. On August 20, 2012, we sold the automotive manufacturing equipment subject to lease with LC Manufacturing, LLC, a wholly-owned subsidiary of MWU (“LC Manufacturing”), and terminated warrants issued to us for aggregate proceeds of approximately $8,300,000. As a result, based on our 6.33% ownership interest in ICON MW, LLC (“ICON MW”), our joint venture with Fund Twelve, we received proceeds in the amount of approximately $525,000 and recognized a loss on the sale of approximately $6,000. In addition, our Managing Trustee evaluated the collectability of the personal guaranty of a previous owner of LC Manufacturing and, based on the findings, ICON MW recorded a credit loss of approximately $5,411,000, of which our portion was approximately $343,000. In February 2013, ICON MW commenced an action against the guarantor. On October 5, 2015, ICON MW received summary judgment against the guarantor on the issue of liability. A hearing to determine damages was held in July 2016. In September 2016, the court referee issued a report recommending a judgment in favor of ICON MW for (i) $5,660,000 in damages; (ii) $120,000 in attorney's fees; and (iii) $540,000 in prejudgment interest. The court confirmed the report and the recommended judgment in January 2017.

In 2011, Kreif Group (“Kreif”) entered into an agreement with ICON French Equipment I, LLC, our wholly owned subsidiary (“ICON French Equipment”), to acquire certain assets from ICON French Equipment. Subsequently, Kreif breached its purchase obligation to acquire such assets, which resulted in ICON French Equipment filing a legal claim against Kreif. In 2013, a court awarded ICON French Equipment €1,484,956 to be paid over a period of 10 years. Gain on litigation will be recognized to the extent cash is received. To date, we have received payments of €74,248 (USD $82,298) and €71,835 (USD $75,538) on April 1, 2015 and January 31, 2017, respectively.

(12) Income Tax Reconciliation

At December 31, 2016 and 2015, the beneficial owners’ equity included in the consolidated financial statements totaled $203,949 and $5,294,242, respectively. The beneficial owners’ capital for federal income tax purposes at December 31, 2016 and 2015 totaled $(8,184,645) and $(4,730,679), respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax purposes, and the differences in gain on sale of investments, depreciation and amortization, state income tax and income from investment in joint ventures between financial reporting purposes and federal income tax purposes.

ICON Leasing Fund Eleven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited) and December 31, 2015

The following table reconciles net loss attributable to us for financial statement reporting purposes to net (loss) income attributable to us for federal income tax purposes for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net loss attributable to Fund Eleven Liquidating Trust per consolidated financial statements	$(5,090,293)	$(12,424,431)

Depreciation and amortization	(6,638)	(16,916)
Income from investment in joint ventures	1,609,574	12,856,836
Gain on sale of investments	—	102,120
State income tax	321,357	(327,035)
Other	(292,663)	561,959
Net (loss) income attributable to Fund Eleven for federal income tax purposes	$(3,458,663)	$752,533

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Asset	Deductions	Other Charges Additions (Deductions)		Balance at End of Year
Deducted from asset accounts:

Year ended December 31, 2016 (unaudited)
Valuation allowance for deferred tax assets	$1,879,250	$—	$—	$(1,879,250)	$—		$—

Year ended December 31, 2015
Valuation allowance for deferred tax assets	$2,243,566	$—	$—	$—	$(364,316)	(a)	$1,879,250

(a) Foreign currency exchange adjustment.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Leasing Fund Eleven Liquidating Trust
(Registrant)

By:	ICON Capital, LLC
(Managing Trustee of the Registrant)

March 31, 2017

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Leasing Fund Eleven Liquidating Trust
(Registrant)

By:	ICON Capital, LLC
(Managing Trustee of the Registrant)

March 31, 2017

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial owners.